Form 10-Q
period 1993-12-26
GUILFORD MILLS INC
filed 1994-02-08
CIK 44471

[TEXT]

                       FORM 10-Q
           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 26, 1993

                             OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to



                  Commission File Number 1-6922

                        GUILFORD MILLS, INC.


        (Exact name of Registrant as specified in its charter)


Delaware                                    13-1995928

(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification Number)





            4925 West Market Street, Greensboro, N.C.  27407

           (Address of principal executive offices)(Zip Code)


Registrant's telephone number, including area code - (910) 316-4000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

             Number of shares of common stock outstanding
                   at January 14, 1994 - 13,984,475

                          GUILFORD MILLS, INC.

                    QUARTERLY REPORT ON FORM 10-Q
               FOR THE QUARTER ENDED DECEMBER 26, 1993


                     PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

     The consolidated financial statements included herein have been prepared by Guilford Mills, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the year ended June 27, 1993 and transition report on Form 10-Q for the transition period from June 28, 1993 to September 26, 1993.

     The consolidated financial statements included herein reflect all adjustments (none of which are other than normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the information included. The following consolidated financial statements are included:


     Consolidated Statements of Income for the thirteen weeks ended
      December 26, 1993 and December 27, 1992

     Consolidated Balance Sheets as of December 26, 1993 and
      September 26, 1993

     Consolidated Statements of Cash Flows for the thirteen weeks ended December 26, 1993 and December 27, 1992

     Condensed Notes to Consolidated Financial Statements

                G u i l f o r d  M i l l s,  I n c.
   C o n s o l i d a t e d  S t a t e m e n t s  o f  I n c o m e
For the Thirteen Weeks Ended December 26, 1993 and December 27, 1992
                (In thousands except per share data)
                           (Unaudited)


                                             1993           1992

Net Sales                                  $157,576       $157,488

Costs and Expenses:
  Cost of goods sold                        131,152        129,810
  Selling and administrative                 17,494         16,894
                                            148,646        146,704

Operating Income                              8,930         10,784

Interest Expense                              2,902          2,108
Other Expense, net                               79            570
Income Before Income Taxes                    5,949          8,106
Income Tax Provision                          2,100          2,900
Net Income                                 $  3,849       $  5,206

Net Income Per Share:
   Primary                                     $.28           $.38
   Fully Diluted                                .28            .36

Dividends Per Share                            $.15           $.15

See accompanying condensed notes to consolidated financial statements.

                G u i l f o r d  M i l l s,  I n c.
        C o n s o l i d a t e d  B a l a n c e  S h e e t s
             December 26, 1993 and September 26, 1993
                 (In thousands except share data)
                            (Unaudited)

                                      December 26,    September 26,
                                         1993             1993
Assets
Cash and cash equivalents                  $  2,831       $  4,912
Accounts receivable                         104,768        113,819
Inventories (Note 3)                        101,679         98,064
Prepaid income taxes                          4,977          5,354
Other current assets                          3,701          3,910
     Total current assets                   217,956        226,059
Property, net (Note 4)                      219,780        219,964
Cash surrender value of life insurance,
net of policy loans                          34,963         34,628
Other                                        20,543         19,655
     Total assets                          $493,242       $500,306
Liabilities
Short-term borrowings                      $ 23,444       $ 26,598
Current maturities of long-term debt          2,778          2,778
Accounts payable                             37,060         44,646
Accrued liabilities                          28,106         26,302
     Total current liabilities               91,388        100,324
Long-term debt                              146,041        146,736
Deferred income taxes                         8,138          7,738
Other deferred liabilities                   24,496         24,585
     Total liabilities                      270,063        279,383
Stockholders' Investment
Preferred stock, $1 par; 1,000,000
  shares authorized, none issued                ---            ---
Common stock, $.02 par; 40,000,000
  shares authorized, 19,629,199
  shares issued, 13,984,475 shares
  outstanding at December 26, 1993
  and 13,845,854 shares outstanding
  at September 26, 1993                         393            393
Capital in excess of par                     31,684         32,550
Retained earnings                           245,758        244,006
Foreign currency translation loss            (5,678)        (5,536)
Unamortized stock compensation               (4,669)        (5,137)
Treasury stock, at cost (5,644,724
  shares at December 26, 1993
  and 5,783,345 shares at September
  26, 1993)                                 (44,309)       (45,353)
     Total stockholders' investment         223,179        220,923
     Total liabilities and
       stockholders' investment            $493,242       $500,306

See accompanying condensed notes to consolidated financial statements.

             G u i l f o r d  M i l l s,  I n c.
C o n s o l i d a t e d S t a t e m e n t s o f C a s h F l o w s For the Thirteen Weeks Ended December 26, 1993 and December 27, 1992
                       (In thousands)
                         (Unaudited)

                                                  1993        1992
Cash Flows From Operating Activities:
 Net income                                       $ 3,849     $ 5,206
 Non-cash items included in net income  --
  Depreciation and amortization                     9,705       7,425
  Gain on disposition of property                     (14)        (37)
  Deferred income taxes                               788         605
  Increase in cash surrender value of life
    insurance                                        (335)       (860)
  Compensation earned under restricted stock plan     412         150
Changes in assets and liabilities --
  Receivables                                       9,010      19,177
  Inventories                                      (3,667)        881
  Other current assets                                195      (1,031)
  Accounts payable                                 (8,538)        522
  Accrued liabilities                               4,250      (2,100)
Other                                                  11         180
  Net cash provided by operating activities        15,666      30,118
Cash Flows From Investing Activities:
  Additions to property                           (12,015)    (24,001)
  Proceeds from disposition of property             1,072         736
  Increase in other assets                         (1,144)     (1,480)
  Net cash used by investing activities           (12,087)    (24,745)
Cash Flows From Financing Activities:
  Repayments of short-term borrowings, net         (3,117)     (9,338)
  Payments of long-term debt                         (695)       (733)
  Cash dividends                                   (2,097)     (2,076)
  Common stock options exercised                      234         193
  Net cash used by financing activities            (5,675)    (11,954)

Effect of Exchange Rate Changes on Cash and
Cash Equivalents                                       15        (402)

Net Decrease In Cash and Cash Equivalents          (2,081)     (6,983)

Beginning Cash and Cash Equivalents                 4,912      16,236

Ending Cash and Cash Equivalents                  $ 2,831     $ 9,253

See accompanying condensed notes to consolidated financial statements.

                           GUILFORD MILLS, INC.

            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 26, 1993
                       (In thousands except share data)

1. Seasonal Fluctuations -- Results for any portion of a year are not necessarily indicative of the results to be expected for a full year, due to seasonal aspects of the textile industry.


2. Per Share Information -- Primary net income per share information has been computed by dividing net income by the weighted average number of shares of common stock, par value $.02 per share, of the Company (the "Common Stock") and Common Stock equivalents outstanding during the periods. The average shares used in computing primary net income per share for the thirteen week periods ended December 26, 1993 and December 27, 1992 were 13,742,000 and 13,639,000, respectively.

    Fully diluted income per share information also considers as applicable (i) the dilutive effect, if any, assuming that the Company's convertible debentures were converted at the beginning of the current fiscal period, with earnings being increased by the interest expense, net of income taxes, that would not have been incurred had conversion taken place and (ii) any additional dilutive effect for stock options and restricted stock grants. The average shares used in computing fully diluted net income per share for the thirteen weeks ended December 26, 1993 and December 27, 1992 were 16,021,000 and 15,934,000, respectively.


3. Inventories -- Inventories are carried at the lower of cost or market. Cost is determined for substantially all inventories using the LIFO (last-in, first-out) method.

    Inventories at December 26, 1993 and September 26, 1993 consist of the following:

                                        December 26,  September 26,
                                             1993         1993
Finished goods                            $ 49,218     $ 49,285
Raw materials and work in process           59,592       57,140
Manufacturing supplies                      10,404       10,285

Total inventories valued at
first-in, first-out (FIFO) cost            119,214      116,710
Less -- Adjustments to reduce
FIFO cost to LIFO cost                     (17,535)     (18,646)

     Total inventories                    $101,679     $ 98,064

4.  Accumulated Depreciation -- Accumulated depreciation at
December 26, 1993 and September 26, 1993 was $229,128 and $220,899,
respectively.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


Results of Operations

    For the first quarter of fiscal 1994, consolidated sales of $157.6 million were unchanged from last year's comparable quarter sales of $157.5 million.

    Sales in the automotive and upholstery business unit increased 11.1% overall with a 14.4% increase in sales of headliner and body cloth fabrics and a 25.6% increase in sales of fabrics for recreational vehicles and vans. Furniture fabric sales, however, declined 23.5% as several selections at the last furniture market did not move well at the retail level.

    Sales in the apparel and home fashions business unit increased 1.4% over the comparable prior year quarter with warp knit sales increasing 6.3% over last year's comparable quarter due to stronger demand for intimate apparel fabrics and strong growth in lycra containing fabrics. Offsetting the increase in warp knit sales were sales declines of 5.6% in circular knits and 22.9% in swimwear due to continuing weak markets.

    European sales declined 19.8% from the comparable quarter of the prior year reflecting continuing economic weakness in Europe. On a currency exchange adjusted basis, sales declined 14.5%. The sales mix in Europe continued to trend away from apparel fabrics towards automotive fabrics with automotive representing approximately 85% of the current quarter's sales.

    Margins for the first quarter of fiscal 1994 declined to 16.8% from last year's 17.6%. Primary factors contributing to this decline include higher depreciation expense included in cost of sales (associated with the increased capital spending in 1993), continuing start-up costs related to the expansion of the Fuquay-Varina fibers plant (the spinning capacity of fibers was increased nearly 20%; however, full productivity has not yet been fully realized) and severe pricing pressures in apparel prints and European automotive markets.

    Selling and administrative expenses increased 3.6% from $16.9 million in last year's comparable quarter to $17.5 million for the first quarter of this year. This increase reflects the continuing trend of increased research and development expenditures, increased amortization under certain incentive compensation plans due to accelerated vesting and increased expenses associated with the "Total Quality and Excellence" program designed to improve operating procedures throughout the Company.

    Increased borrowings, necessitated by the high capital expenditures during fiscal 1993 and primarily related to the issuance of $75 million of senior, unsecured notes in January, 1993 resulted in an increase in interest expense of $.8 million to $2.9 million in the first quarter of fiscal 1994 compared to $2.1 million in the comparable quarter of the prior year.

    The effective income tax rate was 35.3% in the first quarter of fiscal 1994 compared to 35.8% in the comparable quarter of the prior year.

    Net income for the first quarter was $3.8 million, or $.28 per primary share, compared to $5.2 million, or $.38 per primary share, for the comparable quarter of the prior year. On a fully diluted basis, net income for the first quarter was $.28 per share versus $.36 per share for the comparable quarter of the prior year.

Liquidity and Capital Requirements

    At December 26, 1993, working capital was $126.6 million compared to $125.7 million at September 26, 1993. The Company maintains flexibility with respect to its seasonal working capital needs through a committed revolving credit facility of $25 million and its continued access to its traditional sources of funds, including available uncommitted lines of credit aggregating over $100 million, and the ability to receive advances against its factored accounts receivable. Management believes that the Company's strong financial position and operating performance would allow access to necessary capital from appropriate financial markets.


Contingencies and Future Operations

    Since January 1992, the Company has been involved in discussions with the United States Environmental Protection Agency ("EPA") regarding remedial actions at its Gold Mills, Inc. ("Gold") facility in Pine Grove, Pennsylvania which was acquired in October 1986. Between 1988 and 1990, the Company implemented a number of corrective measures at the facility in conjunction with the Pennsylvania Department of Environmental Resources and incurred approximately $3.5 million in costs. Subsequently, through negotiations with the EPA, Gold entered into a Final Administrative Consent Order with the EPA, effective October 14, 1992. Pursuant to such order, Gold (i) is performing (a) certain measures designed to prevent any potential threats to the environment at the facility and (b) an investigation to fully determine the nature of any release of hazardous substances at the facility and (ii) will perform a study to evaluate alternatives for any corrective action which may be necessary at the facility. The failure of Gold to comply with the terms of the Consent Order may result in the imposition of monetary penalties against Gold.

    The Company has initiated litigation against the former shareholders and other parties involved in the sale of Gold to the Company. While the Company believes it has a strong argument to effect the recovery of a portion of the past and future environmental remediation costs related to the Pine Grove facilities, no amount for recovery has been recorded.

    During the fourth quarter of 1992, the Company also received a Notice of Violation from the North Carolina Division of Environmental Management concerning ground water contamination on or near one of its North Carolina facilities. The Company has voluntarily agreed to allow the installation of monitoring wells at the site to determine the source of the contaminants, but denies that such contaminants originated from the Company's operations or property.

    At December 26, 1993, environmental accruals amounted to $8.5 million of which $7.5 million is non-current and is included in other deferred liabilities in the accompanying balance sheet.

    The Company also is involved in various litigation arising in the ordinary course of business. Although the final outcome of these legal and environmental matters cannot be determined, based on the facts presently known, it is management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's financial position or future results of operations.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.  Reference is made to Item 3 to the
Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1993 which item is incorporated herein by reference.

Items 2 - 3.  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

    The Company's 1993 Annual Meeting of Stockholders was held on November 4, 1993. At such meeting, the stockholders elected (i) each of Sherry R. Jacobs, Tomokazu Adachi, Paul R. McGarr and
Stig A. Kry to serve as directors for a three-year term expiring after the Company's 1996 fiscal year and (ii) Paul G. Gillease to serve as a director for a two-year term expiring after the Company's 1995 fiscal year. In addition, the stockholders at such meeting ratified the selection of Arthur Andersen & Co. as independent auditors for the fiscal year ending October 2, 1994. The number of votes cast for, against or withheld, as well as the number of abstentions, as the case may be, with respect to each matter voted upon at the 1993 Annual Stockholders' Meeting is set forth below:

(1)  Election of Directors

     Director                      Votes For         Votes Withheld

     Sherry R. Jacobs              11,769,800            19,727
     Tomokazu Adachi               11,768,826            20,701
     Paul R. McGarr                11,770,070            19,457
     Stig A. Kry                   11,767,368            22,159

(2)  Ratification of Selection of Auditors

     Votes For                     Votes Against        Abstentions

         11,763,599                15,302                10,626

Items 5 - 6.  Not Applicable.

SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     GUILFORD MILLS, INC.
                                     (Registrant)



Date:  February 8, 1994              By:  /s/ Terrence E. Geremski

                                     Terrence E. Geremski
                                     Vice President/Chief Financial
                                     Officer and Treasurer

[TEXT]