Form 10-Q
period 1994-03-27
GUILFORD MILLS INC
filed 1994-05-11
CIK 44471

[TEXT]
                          FORM 10-Q
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 27, 1994

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

              Number of shares of common stock outstanding
                    at March 27, 1994 - 13,972,553

                       GUILFORD MILLS, INC.

                  QUARTERLY REPORT ON FORM 10-Q
               FOR THE QUARTER ENDED MARCH 27, 1994


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


   Consolidated Statements of Income for the twenty-six weeks ended
    March 27, 1994 and March 28, 1993

   Consolidated Statements of Income for the thirteen weeks ended
    March 27, 1994 and March 28, 1993

   Consolidated Balance Sheets as of March 27, 1994 and September
    26, 1993

   Consolidated Statements of Cash Flows for the twenty-six weeks ended March 27, 1994 and March 28, 1993

   Condensed Notes to Consolidated Financial Statements

                  G u i l f o r d  M i l l s,  I n c.
    C o n s o l i d a t e d S t a t e m e n t s o f I n c o m e For the Twenty-Six Weeks Ended March 27, 1994 and March 28, 1993
                  (In thousands except per share data)
                              (Unaudited)

                                               1994           1993

Net Sales                                  $313,162       $310,738
Costs and Expenses:
  Cost of goods sold                        263,346        255,692
  Selling and administrative                 32,095         33,547
                                            295,441        289,239

Operating Income                             17,721         21,499

Interest Expense                              5,808          3,979
Other Expense (Income), net                     (65)           171
Income Before Income Taxes                   11,978         17,349

Income Tax Provision                          4,200          6,000
Net Income                                 $  7,778       $ 11,349

Net Income Per Share:
  Primary                                      $.56           $.83
  Fully Diluted                                 .56            .78

Dividends Per Share                            $.30           $.30



See accompanying condensed notes to consolidated financial statements.

                  G u i l f o r d  M i l l s,  I n c.
    C o n s o l i d a t e d S t a t e m e n t s o f I n c o m e For the Thirteen Weeks Ended March 27, 1994 and March 28, 1993
                  (In thousands except per share data)
                               (Unaudited)

                                               1994           1993

Net Sales                                   $155,586       153,250
Costs and Expenses:
  Cost of goods sold                         132,194       125,882
  Selling and administrative                  14,601        16,653
                                             146,795       142,535

Operating Income                               8,791        10,715

Interest Expense                               2,906         1,871
Other Income, net                               (144)         (399)
Income Before Income Taxes                     6,029         9,243

Income Tax Provision                           2,100         3,100

Net Income                                  $  3,929      $  6,143

Net Income Per Share:
  Primary                                       $.28          $.45
  Fully Diluted                                  .28           .42

Dividends Per Share                             $.15          $.15



See accompanying condensed notes to consolidated financial statements.

                  G u i l f o r d  M i l l s,  I n c.
        C o n s o l i d a t e d  B a l a n c e  S h e e t s
                 March 27, 1994 and September 26, 1993
                    (In thousands except share data)
                               (Unaudited)

                                           March 27,  September 26,
                                            1994           1993
Assets
Cash and cash equivalents                  $  4,517        $ 4,912
Accounts receivable                         121,742        113,819
Inventories (Note 3)                        105,380         98,064
Prepaid income taxes                          5,178          5,354
Other current assets                          2,647          3,910
  Total current assets                      239,464        226,059
Property, net (Note 4)                      221,752        219,964
Cash surrender value of life
  insurance, net of policy loans             35,954         34,628
Other                                        20,449         19,655
  Total assets                             $517,619       $500,306
Liabilities
Short-term borrowings                      $ 41,482       $ 26,598
Current maturities of long-term debt          2,778          2,778
Accounts payable                             43,284         44,646
Accrued liabilities                          25,976         26,302
  Total current liabilities                 113,520        100,324
Long-term debt                              145,347        146,736
Deferred income taxes                         9,309          7,738
Other deferred liabilities                   24,169         24,585
  Total liabilities                         292,345        279,383
Stockholders' Investment
Preferred stock, $1 par; 1,000,000
  shares authorized, none issued                ---            ---
Common stock, $.02 par; 40,000,000
  shares authorized, 19,629,199 shares
  issued, 13,972,553 shares outstanding
  at March 27, 1994 and 13,845,854 shares
  outstanding at September 26, 1993             393            393

Capital in excess of par                     31,705         32,550

Retained earnings                           247,564        244,006

Foreign currency translation loss            (5,833)        (5,536)
Unamortized stock compensation               (4,069)        (5,137)
Treasury stock, at cost (5,656,646
  shares at March 27, 1994 and 5,783,345
  shares at September 26, 1993)             (44,486)       (45,353)
  Total stockholders' investment            225,274        220,923

  Total liabilities and
    stockholders' investment               $517,619       $500,306




See accompanying condensed notes to consolidated financial statements.

                G u i l f o r d  M i l l s,  I n c.
C o n s o l i d a t e d  S t a t e m e n t s  o f  C a s h  F l o w s
   For the Twenty-Six Weeks Ended March 27, 1994 and March 28, 1993
                          (In thousands)
                            (Unaudited)

                                              1994           1993
Cash Flows From Operating Activities:
 Net income                                 $ 7,778        $11,349
 Non-cash items included in net income --
  Depreciation and amortization              19,228         15,607
  Gain on disposition of property               (68)          (580)
  Deferred income taxes                       1,767            483
  Increase in cash surrender value
    of life insurance                        (1,326)        (2,721)
  Compensation earned under
    restricted stock plan                       713            345
 Changes in assets and liabilities --
  Receivables                                (7,989)         1,121
  Inventories                                (7,409)        (4,365)
  Other current assets                        1,235         (2,806)
  Accounts payable                           (2,666)        10,300
  Accrued liabilities                         2,732          4,976
 Other                                         (216)          (453)
  Net cash provided by operating activities  13,779         33,256
Cash Flows From Investing Activities:
 Additions to property                      (23,800)       (50,407)
 Proceeds from disposition of property        1,191         2,004
 Increase in other assets                    (1,310)       (1,377)
  Net cash used by investing activities     (23,919)      (49,780)
Cash Flows From Financing Activities:
 Short-term borrowings (repayments), net     14,961       (32,261)
 Payments of long-term debt                  (1,389)       (3,112)
 Proceeds from issuance of long-term debt        --        75,000
 Cash dividends                              (4,219)       (4,154)
 Common stock options exercised                 376           279
  Net cash provided by financing activities   9,729        35,752

Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                           16          (634)

Net Increase (Decrease) In Cash
  and Cash Equivalents                         (395)       18,594

Beginning Cash and Cash Equivalents           4,912        16,236

Ending Cash and Cash Equivalents            $ 4,517       $34,830

See accompanying condensed notes to consolidated financial statements.


                      GUILFORD MILLS, INC.

       CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 27, 1994
                 (In thousands except share data)

1. Seasonal Fluctuations -- Results for any portion of a year are not necessarily indicative of the results to be expected for a full year, due to seasonal aspects of the textile industry.

2. Per Share Information -- Primary net income per share information has been computed by dividing net income by the weighted average number of shares of common stock, par value $.02 per share, of the Company (the "Common Stock") and Common Stock equivalents outstanding during the periods. The average shares used in computing primary net income per share for the twenty-six weeks ended March 27, 1994 and March 28, 1993 were 13,800,000 and 13,642,000, respectively. The average shares used in computing primary net income per share for the thirteen week periods ended March 27, 1994 and March 28, 1993 were 13,831,000 and 13,724,000, respectively.

     Fully diluted income per share information also considers as applicable (i) the dilutive effect, if any, assuming that the Company's convertible debentures were converted at the beginning of the current fiscal period, with earnings being increased by the interest expense, net of income taxes, that would not have been incurred had conversion taken place and (ii) any additional dilutive effect for stock options and restricted stock grants. The average shares used in computing fully diluted net income per share for the twenty-six weeks ended March 27, 1994 and March 28, 1993 were 13,834,000 and 15,972,000, respectively. The average shares used in computing fully diluted net income per share for the thirteen weeks ended March 27, 1994 and March 28, 1993 were 13,836,000 and 15,981,000, respectively.

3. Inventories -- Inventories are carried at the lower of cost or market. Cost is determined for substantially all inventories using the LIFO (last-in, first-out) method.

     Inventories at March 27, 1994 and September 26, 1993 consist of the following:

                                          March 27,   September 26,
                                             1994           1993
Finished goods                             $ 48,288       $ 49,285
Raw materials and work in process            62,623         57,140

Manufacturing supplies                       10,922         10,285

Total inventories valued at first-in,
  first-out (FIFO) cost                     121,833        116,710
Less -- Adjustments to reduce FIFO cost
  to LIFO cost                              (16,453)       (18,646)
    Total inventories                      $105,380       $ 98,064

4. Accumulated Depreciation -- Accumulated depreciation at March 27, 1994 and September 26, 1993 was $237,898 and $220,899, respectively.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

     Sales for the first six months of the current fiscal year increased $2.4 million over the comparable period of the previous year. Sales for the second quarter increased $2.3 million over the comparable period of the previous year.

     During the first six months of the fiscal year, sales in the automotive and upholstery business unit continued to grow strongly and increased from the comparable period of the prior year by 12.7%. During the second quarter of the fiscal year, automotive and upholstery business unit sales increased 14.2% from the comparable period of the previous year. These increases are composed of sales increases in headliner and bodycloth fabrics, recreational vehicle and van fabrics, and decreases in furniture fabrics.

     For the six months ended March 27, 1994, sales in the apparel and home fashions business unit decreased 1.0% from the comparable period of the prior year with warp knit sales increasing due to stronger demand for intimate apparel fabrics and sales growth in lycra containing fabrics. Offsetting the increase in warp knit sales for the six months were sales declines in swimwear due to continuing weak markets. Sales in the apparel and home fashions business unit decreased .7% during the second quarter from the comparable period of the prior year. This was due to changing market conditions resulting in shifting the mix of sales to robewear, sleepwear, and circular knit fabrics from warp knit and intimate apparel fabrics.

     European sales for the first six months of the current fiscal year declined $4.3 million, or 9.8%, compared with the same period of the previous year due to continuing poor economic conditions in Europe. European sales for the second quarter of the current fiscal year were relatively stable with the comparable period of the prior year increasing $.2 million, or 1.1%.

     Margins for the first six months declined to 15.9% from last year's 17.9% and declined to 15.0% for the second quarter from last year's 18.1%. These declines are the result of shifting apparel product mix during the second quarter to lower margin fabrics, increases in depreciation expense due to significant capital improvements in 1993 and increases in quality and efficiency costs aggravated by adverse weather conditions.

     Selling and administrative expenses declined 4.3% for the first six months of the current fiscal year from the comparable period of the prior year and 12.3% from $16.7 million in the comparable quarter of the prior year to $14.6 million for the second quarter of this year. The decrease in the second quarter is due to downward adjustments to estimated incentive compensation plan accruals, reductions in discretionary research and development expenses and reductions in expenses being achieved through the Company's business re-engineering programs.

     Increased borrowings, necessitated by the high capital expenditures during fiscal 1993 and primarily related to the issuance of $75 million of senior, unsecured notes in January 1993 resulted in increases in interest expense of $1.8 million and $1.0 million for the first six months of fiscal 1994 and the second quarter of fiscal 1994, respectively, from the comparable periods of the prior year.

     Net income for the first six months was $7.8 million, or $.56 per primary share, compared with $11.3 million or $.83 per primary share, for the comparable period of the prior year. Net income for the second quarter was $3.9 million, or $.28 per primary share, compared to $6.1 million, or $.45 per primary share, for the comparable quarter of the prior year.

Liquidity and Capital Requirements

     At March 27, 1994, working capital was $125.9 million compared to $125.7 million at September 26, 1993. The Company maintains flexibility with respect to its seasonal working capital needs through a committed revolving credit facility of $25 million and its continued access to its traditional sources of funds, including available uncommitted lines of credit aggregating over $100 million, and the ability to receive advances against its factored accounts receivable. Management believes that the Company's financial position and operating performance would allow access to necessary capital from appropriate financial markets.

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

     At March 27, 1994, environmental accruals amounted to $8.0 million of which $7.0 million is non-current and is included in other deferred liabilities in the accompanying balance sheet.

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

Items 2 - 6.  Not Applicable

SIGNATURES




       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              GUILFORD MILLS,INC.
                                              (Registrant)




Date:  May 11, 1994               By:  /s/ Terrence E. Geremski

                                  Terrence E. Geremski
                                  Vice President/Chief Financial
                                  Officer and Treasurer