Form 10-Q
period 1994-06-26
GUILFORD MILLS INC
filed 1994-08-10
CIK 44471

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 26, 1994

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

               Number of shares of common stock outstanding
                    at June 26, 1994 - 13,988,129

                           GUILFORD MILLS, INC.

                      QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED JUNE 26, 1994


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


    Consolidated Statements of Income for the thirty-nine weeks ended June 26, 1994 and June 27, 1993

    Consolidated Statements of Income for the thirteen weeks ended
      June 26, 1994 and June 27, 1993

    Consolidated Balance Sheets as of June 26, 1994 and September
      26, 1993

    Consolidated Statements of Cash Flows for the thirty-nine weeks ended June 26, 1994 and June 27, 1993

    Condensed Notes to Consolidated Financial Statements

                        Guilford Mills, Inc.
                 CONSOLIDATED STATMENTS OF INCOME
  For the Thirty-nine Weeks Ended June 26, 1994 and June 27, 1993
                 (In thousands except share data)
                            (Unaudited)

                                               1994               1993

Net Sales                                  $496,397           $502,713

Costs and Expenses:
   Cost of goods sold                       413,579            408,793
   Selling and administrative                47,814             54,166
                                            461,393            462,959

Operating Income                             35,004             39,754

Interest Expense                              9,014              6,327
Other Expense, net                              178                 93

Income Before Income Taxes                    25,812            33,334

Income Tax Provision                           9,100            11,300
Net Income                                  $ 16,712          $ 22,034

Net Income Per Share:
   Primary                                     $1.21             $1.61
   Fully Diluted                                1.15              1.49

Dividends Per Share                            $ .45             $ .45

See accompanying condensed notes to consolidated financial statements.

                         Guilford Mills, Inc.
                  CONSOLIDATED STATMENTS OF INCOME
     For the Thirteen Weeks Ended June 26, 1994 and June 27, 1993
                  (In thousands except share data)
                             (Unaudited)

                                               1994               1993

Net Sales                                  $183,235           $191,975

Costs and Expenses:
   Cost of goods sold                       150,233            153,101
   Selling and administrative                15,719             20,619
                                            165,952            173,720

Operating Income                             17,283             18,255

Interest Expense                              3,205              2,348
Other Expense (Income), net                     243                (78)
Income Before Income Taxes                   13,835             15,985

Income Tax Provision                          4,900              5,300
Net Income                                 $  8,935           $ 10,685

Net Income Per Share:
   Primary                                     $.65               $.78
   Fully Diluted                                .59                .71

Dividends Per Share                            $.15               $.15

See accompanying condensed notes to consolidated financial statements.

                        Guilford Mills, Inc.
                    CONSOLIDATED BALANCE SHEETS
                June 26, 1994 and September 26, 1993
                  (In thousands except share data)
                            (Unaudited)

                                           June 26,       September 26,
                                             1994             1993
Assets
Cash and cash equivalents                  $  4,798            $  4,912
Accounts receivable                         129,043             113,819
Inventories (Note 3)                        104,945              98,064
Prepaid income taxes                          5,178               5,354
Other current assets                          3,441               3,910
   Total current assets                     247,405             226,059
Property, net (Note 4)                      224,286             219,964
Cash surrender value of life
  insurance, net of policy loans             36,589              34,628
Other                                        19,743              19,655
   Total assets                            $528,023            $500,306

Liabilities
Short-term borrowings                      $ 15,378            $ 26,598
Current maturities of long-term debt          2,778               2,778
Accounts Payable                             45,757              44,646
Accrued liabilities                          31,979              26,302
   Total current liabilities                 95,892             100,324
Long-term debt (Note 5)                     164,652             146,736
Deferred income taxes                         9,227               7,738
Other deferred liabilities                   24,231              24,585
   Total liabilities                       $294,002            $279,383

Stockholders' Investment
Preferred stock, $1 par; 1,000,000
   shares authorized, not issued                ---                 ---
Common stock, $.02 par; 40,000,000
   shares authorized, 19,629,199 shares
   issued, 13,988,129 shares outstanding
   at June 26, 1994 and 13,845,854 shares
   outstanding at September 26, 1993.           393                 393
Capital in excess of par                     31,719              32,550
Retained Earnings                           254,400             244,006
Foreign currency translation loss            (4,341)             (5,536)
Unamortized stock compensation               (3,006)             (5,137)
Treasury stock at cost ( 5,641,070
   shares at June 26, 1994 and 5,783,345
   shares at September 26, 1993).           (45,144)            (45,353)
   Total stockholders' investment           234,021             220,923
   Total liabilities and
     stockholders' investment              $528,023            $500,306

See accompanying condensed notes to consolidated financial statements.

                         Guilford Mills, Inc.
                  CONSOLIDATED STATMENTS OF CASH FLOWS
   For the Thirty-nine Weeks Ended June 26, 1994 and June 27, 1993
                            (In thousands)
                              (Unaudited)

                                               1994               1993
Cash Flows From Operating Activities:
  Net income                                   $ 16,712         $ 22,034
  Non-cash items included in net income --
    Depreciation and amortization                29,507           20,659
    Gain on disposition of property                 (65)          (1,324)
    Deferred income taxes                         1,614             (592)
    Increase in cash surrender value
      of life insurance                          (1,961)          (1,501)
    Compensation earned under restricted
      stock plan                                  1,047              453
    Shares to be issued under employee
      stock ownership plan                         ---             2,489
  Change in assets and liabilities --
    Receivables                                 (14,715)         (15,440)
    Inventories                                  (6,510)            (492)
    Other current assets                            530             (412)
    Accounts payable                               (248)          21,224
    Accrued Liabilities                           8,357            7,261
  Other                                             (52)          (1,549)
    Net cash provided by operating activities    34,216           52,810
Cash Flows From Investing Activities:
  Additions to property                         (35,672)         (83,827)
  Proceeds from disposition of property           1,348            2,761
  Increase in other assets                       (1,018)            (425)
    Net cash used by investing activities       (35,342)         (81,491)
Cash Flows From Financing Activities:
  Short-term borrowings (repayments), net       (11,503)         (32,003)
  Payments of long-term debt                     (2,084)          (6,075)
  Proceeds from issuance of long-term debt       20,000           75,000
  Cash dividends                                 (6,319)          (6,233)
  Proceeds from exercise of common stock
    options                                         461              447
    Net cash provided by financing activities       555           31,136

Effect of exchange rate changes on cash
  and cash equivalents                              457             (810)

Net Increase (Decrease) In Cash
  and Cash Equivalents                             (114)           1,645

Beginning Cash and Cash Equivalents               4,912           16,236
Ending Cash and Cash Equivalents               $  4,798         $ 17,881

See accompanying condensed notes to consolidated financial statements.

                       GUILFORD MILLS, INC.

       CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 26, 1994
                 (In thousands except share data)

1. Seasonal Fluctuations -- Results for any portion of a year are not necessarily indicative of the results to be expected for a full year, due to seasonal aspects of the textile industry.

2. Per Share Information -- Primary net income per share information has been computed by dividing net income by the weighted average number of shares of common stock, par value $.02 per share, of the Company (the "Common Stock") and Common Stock equivalents outstanding during the periods. The average shares used in computing primary net income per share for the thirty-nine weeks ended June 26, 1994 and June 27, 1993 were 13,764,000 and 13,674,000, respectively. The average shares used in computing primary net income per share for the thirteen week periods ended June 26, 1994 and June 27, 1993 were 13,845,000 and 13,729,000, respectively.

    Fully diluted income per share information also considers as applicable
(i) the dilutive effect, if any, assuming that the Company's convertible debentures were converted at the beginning of the current fiscal period, with earnings being increased by the interest expense, net of income taxes, that would not have been incurred had conversion taken place and (ii) any additional dilutive effect for stock options and restricted stock grants. The average shares used in computing fully diluted net income per share for the thirty-nine weeks ended June 26, 1994 and June 27, 1993 were 16,031,000 and 15,933,000, respectively. The average shares used in computing fully diluted net income per share for the thirteen weeks ended June 26, 1994 and June 27, 1993 were 16,095,000 and 15,977,000, respectively.

3. Inventories -- Inventories are carried at the lower of cost or market. Cost is determined for substantially all inventories using the LIFO (last-in, first-out) method.

    Inventories at June 26, 1994 and September 26, 1993 consist of the following:

                                            June 26,        September 26,
                                              1994               1993
Finished goods                              $ 48,243            $ 49,285
Raw materials and work in process             60,332              57,140
Manufacturing supplies                        12,091              10,285
Total inventories valued at first-in,
  first-out (FIFO) cost                      120,666             116,710
Less -- Adjustments to reduce FIFO
  cost to LIFO cost                          (15,721)            (18,646)
     Total inventories                      $104,945            $ 98,064

4. Accumulated Depreciation -- Accumulated depreciation at June 26, 1994 and September 26, 1993 was $248,134 and $220,899, respectively.

5. Long-Term Debt -- On May 20, 1994, the Company issued an additional $20,000 of senior, unsecured long-term notes to certain institutional investors. The notes bear interest at a rate of 7.49% per annum and will mature on May 20, 1999. The proceeds of the note offering will be used for general corporate purposes.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

     Sales for the first nine months of the current fiscal year decreased $6.3 million from the comparable period of the previous year. Sales for the third quarter decreased $8.7 million from the comparable period of the previous year.

     During the first nine months of the fiscal year, sales in the automotive and upholstery business unit continued to grow strongly and increased from the comparable period of the prior year by 9.9%.

     During the third quarter of the fiscal year, automotive and upholstery business unit sales increased 4.8% from the comparable period of the previous year. These net increases are composed of sales increases in headliner and bodycloth fabrics, recreational vehicle and van fabrics, and decreases in furniture fabrics.

     For the nine months ended June 26, 1994, sales in the apparel, home fashions and industrial fabrics business unit decreased 4.4% from the comparable period of the prior year reflecting declines in most apparel market end uses. Offsetting some of the decrease in apparel for such nine months were sales increases in lingerie, solid color swimwear, Ready-To-Wear prints, and industrial fabrics. Sales in the apparel, home fashions and industrial fabrics business unit decreased 9.5% during the third quarter from the comparable period of the prior year. This was due to changing market conditions resulting in shifting the mix of sales to shapewear and industrial fabrics and weaker sales of warp knit Ready-To-Wear fabrics, linings, domestics and swimwear. Lingerie fabrics and circular knit Ready-To-Wear sales during the third quarter remained even with the comparable quarter of last year's sales.

     Sales of the Company's U.K. subsidiary for the first nine months of the current fiscal year declined $3.6 million, or 5.4%, compared with the same period of the previous year due to continuing poor economic conditions in Europe. European sales for the third quarter of the current fiscal year increased $.7 million or 2.8% over the comparable period of the prior year reflecting improvement in automotive production during the quarter.

     Margins for the first nine months declined to 16.7% from 18.7% for the comparable period of the prior year and declined to 18.0% for the third quarter from last year's 20.2%. These declines are the result of shifting apparel product mix and weaker pricing during the third quarter coupled with significant operating variances related primarily to volume efficiencies, as well as weaker operating performance in the fibers and apparel units.

     Selling and administrative expenses declined 11.7% to $47.8 million for the first nine months of the current fiscal year from $54.2 million for the comparable period of the prior year and 23.8% to $15.7 million for the third quarter of this year from $20.6 million in the comparable quarter of the prior year. The decrease is due to reductions in discretionary research and development expenses and other expenses being achieved through the Company's business re-engineering programs. The third quarter of fiscal 1993 also included unusual reserve requirements for bad debts due to bankruptcies ($2.6 million).

     Increased borrowings, necessitated by the high capital expenditures during fiscal 1993 and primarily related to the issuance of $75 million of senior, unsecured notes in January 1993 resulted in increases in interest expense of $2.7 million and $.9 million for the first nine months of fiscal 1994 and the third quarter of fiscal 1994, respectively, from the comparable periods of the prior year. Higher short-term rates and borrowings related to higher inventories also contributed to higher interest expense for the quarter. An additional $20 million of senior, unsecured notes was issued in the third quarter of this year.

     Net income for the first nine months was $16.7 million, or $1.21 per primary share, compared with $22.0 million or $1.61 per primary share, for the comparable period of the prior year. Net income for the third quarter was $8.9 million, or $.65 per primary share, compared to $10.7 million, or $.78 per primary share, for the comparable quarter of the prior year.

Liquidity and Capital Requirements

     At June 26, 1994, working capital was $151.5 million compared to $125.7 million at September 26, 1993. The increase in working capital is due primarily to the reduction in short-term borrowings through use of the long-term debt proceeds, as well as an increase in accounts receivable due to a $40 million increase in sales in the third quarter of the current year as compared to the transition quarter ended September 26, 1993. The Company maintains flexibility with respect to its seasonal working capital needs through a committed revolving credit facility of $25 million and its continued access to other traditional sources of funds, including available uncommitted lines of credit aggregating over $100 million, and the ability to receive advances against its factored accounts receivable. Management believes that the Company's financial position and operating performance would continue to provide the Company with necessary capital from appropriate financial markets.

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

     At June 26, 1994, environmental accruals amounted to $7.7 million of which $6.7 million is non-current and is included in other deferred liabilities in the accompanying balance sheet.

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


                                               GUILFORD MILLS, INC.
                                               (Registrant)



Date:  August 10, 1994                     By: /s/ Terrence E. Geremski
                                               Terrence E. Geremski
                                               Vice President/Chief Financial
                                               Officer and Treasurer