Form 10-K
period 1994-10-02
GUILFORD MILLS INC
filed 1995-01-03
CIK 44471

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    _________

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO    [ ] TRANSITION REPORT PURSUANT
    SECTION13 OR 15(d) OF THE        TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT          SECURITIES EXCHANGE ACT OF
    OF 1934                          1934
    (Fee Required)                   (No Fee Required)
    For the fiscal year ended        For the transition period
    October 2, 1994                  from ______ to _______

                           Commission File No. 1-6922
                                    _________

                               GUILFORD MILLS, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                               13-1995928
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)


4925 West Market Street
Greensboro, North Carolina                          27407
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (910) 316-4000
                                    _________

     Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                 Name of Each Exchange on which
                                    Registered

Common Stock, $.02 par value        New York Stock Exchange

6% Convertible Subordinated         New York Stock Exchange
Debentures due 2012

Preferred Stock Purchase Rights     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the Registrant at December 19, 1994 (a total of 11,409,794 shares of common stock), computed by reference to the last reported sale price ($20.75) of the Registrant's common stock on the New York Stock Exchange on such date: $236,753,226.

Number of shares of the Registrant's common stock outstanding as of December 19, 1994: 14,011,412

                   DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Annual Report to Stockholders for the fiscal year ended October 2, 1994 are incorporated by reference into Parts I and II of this report.

Certain portions of the Registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which will be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this report.

GUILFORD MILLS, INC.


                           PART I

Item 1.   Business


General

    Guilford Mills, Inc. (the "Company") is engaged primarily in the business of producing, processing and selling warp knit fabrics. The Company knits synthetic yarn, primarily nylon, acetate and polyester, on warp knitting machinery into warp knit fabrics, which it then dyes and finishes. The Company sells its finished fabrics for use in a broad range of apparel, automotive and home furnishings products. The Company also designs, knits, dyes, prints and finishes elastomeric and circular knit fabrics for sale principally to swimwear, dress and sportswear manufacturers. Additionally, the Company has introduced woven velour fabric capabilities in its expanding automotive business.

    On August 18, 1994, the Company purchased 55% of the outstanding capital stock of Grupo Ambar, S.A. de C.V. and subsidiaries ("Grupo Ambar"). The acquisition increased the Company's ownership in Grupo Ambar to 75%. Grupo Ambar is a leading manufacturer of knit textile fabrics in Mexico.

    In 1993, the Company changed its fiscal year for financial reporting purposes from a fiscal year ending on the Sunday nearest to June 30 to the Sunday nearest to September 30. Accordingly, presentation of a transition quarter beginning June 28, 1993 and ending September 26, 1993 is made.

    The Company was incorporated under the laws of Delaware in August 1971, and is the successor by merger to businesses previously conducted since 1946. Guilford Mills, Inc. and its predecessors and subsidiaries are referred to as the "Company", unless the context indicates otherwise.

Product Development

    Working closely with the Company's customers, the Company's research and development departments, consisting of 83 full-time U.S. employees, six employees of Guilford Europe Limited, a United Kingdom corporation and an indirect wholly-owned subsidiary of the Company ("Guilford Europe"), and one employee of Grupo Ambar, are primarily responsible for the creation of new fabrics and styles. Sample warping and knitting machines are used to develop new fabrics which can be placed into production after customer acceptance. Total expenditures for research and development for fiscal year 1994, the transition quarter ended September 26, 1993, and the fiscal years 1993 and 1992 were approximately $14.7 million, $3.1 million $15.8 million, and $14.1 million, respectively.

    The Company has numerous trademarks, trade names and certain licensing agreements which it uses in connection with the advertising and promotion of its products. Management believes that the loss or expiration of such trademarks, trade names and licensing agreements would not have a material adverse effect on the Company's operations.

Working Capital Practices

    The Company primarily produces inventory based on customer orders and significant amounts of inventory are not required to meet rapid delivery or to assure a continuous allotment of goods from suppliers. Customers are allowed to return goods for valid reasons and customer accommodations are not significant. Approximately 37% of domestic accounts receivable are factored in order to avoid the credit risk on such accounts and to obtain larger credit lines for many customers. The Company has the ability to borrow against such receivables, although it has traditionally not done so as the related borrowing terms are less favorable than other available sources of financing. The Company generally takes advantage of discounts offered by vendors.

Marketing

    The Company sells its warp knit and circular knit fabrics for use in a broad range of apparel, automotive and home furnishings products. For the fiscal years ended October 2, 1994, June 27, 1993 and June 28, 1992, the approximate percentage of the Company's worldwide sales attributable to each category was as follows:

                              Oct. 2,       June 27,      June 28,
                                1994          1993          1992
Apparel                          51%           54%           58%
Automotive                       38            33            28
Home Furnishings                  8            10            12
Other                             3             3             2
    Total                       100%          100%          100%

    The Company experiences seasonal fluctuations in its sales of apparel fabrics, with the highest sales historically occurring in the period from January to June; however, recent trends indicating the natural movement of the sales, based upon the needs of the Company's customers, to the period from April to September. Sales of fabrics for use in automotive and home furnishings products experience insignificant seasonal fluctuations.

    Reference is made to Note 11 of the Consolidated Financial Statements in the Company's Annual Report to Stockholders for the fiscal year ended October 2, 1994 (the "Annual Report"), which note is incorporated herein by reference, for financial information relating to sales, income and assets of Guilford Europe and Grupo Ambar for the last three fiscal years and the transition quarter.

    The backlog of orders believed to be firm as of the end of the current and preceding fiscal years is not deemed to be material for an understanding of the Company's business as most orders are deliverable within a few months.

    The Company promotes its fabrics primarily by advertising in trade publications, in conjunction with yarn producers, and to a lesser extent by participating in trade shows.

    In the United States, the Company has sales offices in New York City, Los Angeles, Greensboro, Detroit and Chicago. Guilford Europe services the United Kingdom market with its own marketing group from its Alfreton administrative offices. Export markets are serviced by in-house personnel based in the United Kingdom, Belgium and Germany and by commission agents in most continental European Economic Community countries. Grupo Ambar services its Mexican market from its administrative office.

    The Company has a large number of customers. No customer accounted for 10% or more of total net sales during fiscal 1994, the transition quarter, or fiscal 1992. One customer, Ford Motor Company, accounted for 13% of the total net sales of the Company for fiscal 1993.

Export Sales

    U.S. export sales, as a percentage of total worldwide sales of the Company, constituted approximately 4% of total sales in fiscal 1994, the transition quarter, and fiscal 1993 and 5% in fiscal
1992.

Raw Materials

    In the United States, the Company's warp knit fabrics are constructed primarily of synthetic yarns: acetate, nylon, polyester and spandex. In fiscal 1994, the Company purchased approximately 75% of such yarns and internally produced the balance of nylon and polyester monofilament yarns. The Company purchases substantially all of its nylon yarn from three domestic fiber producers and purchases substantially all of its polyester yarn from three domestic fiber producers and one domestic texturizer. One domestic fiber producer supplied substantially all of the acetate yarn. The Company also uses cotton as well as synthetic yarns in its circular knit operations. In fiscal 1994, all such yarns were readily available and were purchased from numerous sources.

    Fabrics manufactured by Guilford Europe are made from nylon, acetate and polyester synthetic yarns and cotton. The majority of its polyester yarn is purchased from ten European suppliers, the majority of its nylon and acetate yarn is purchased from five European suppliers and its cotton yarn is purchased from one European supplier.

    Fabrics manufactured by Grupo Ambar in Mexico are made from nylon, lycra and polyester synthetic yarn. The majority of its polyester yarn is purchased from one Mexican, two Japanese and one American supplier. The majority of nylon and lycra yarn is purchased from two Mexican suppliers.

    Except for certain specialty yarns, management believes that an adequate supply of yarns is available to meet the Company's requirements. The chemicals and dyes used in the dyeing and finishing processes are available in large quantities from various suppliers.

Environmental Matters

    The production processes, particularly dyeing and finishing operations, involve the use and discharge of certain chemicals and dyes into the air and sewage disposal systems. The Company installs pollution control devices as necessary to meet existing and anticipated Federal, state and local pollution control regulations. The Company, including Guilford Europe and Grupo Ambar, does not anticipate that compliance with Federal, state, local and other provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material adverse effect upon its capital expenditures, earnings or competitive position.

    Reference is made to Note 10 of the Consolidated Financial
Statements in the Annual Report, which note is incorporated herein by reference, for information regarding certain other environmental matters.

Competition

    Historically, the textile industry has been both highly competitive and cyclical in nature. The textile industry has also been characterized by periods of strong demand, resulting in over-expansion of production facilities, followed by periods of over-supply. For a number of years, the domestic textile industry has been adversely affected by imports of garments comprised of fabrics manufactured abroad. The principal methods of competition in the textile industry are pricing, styling and design, customer service and quality. The weight of each competitive factor varies with the product line involved.

    In the United States, the Company's apparel business unit has three major warp knit competitors and as many as 12 other smaller competitors. The Company also competes with some apparel manufacturers that have warp knit equipment to manufacture their own fabrics. Some of these companies are divisions of large, well-capitalized companies while others are small manufacturers.
In circular knits, the Company has three major competitors and numerous smaller competitors. The automotive business unit has four major competitors and several smaller competitors. Guilford Europe competes with two warp knitters in the United Kingdom and several in France and Italy. It also competes with many producers of circular knit and woven fabrics. Grupo Ambar competes with four warp knitters in Mexico.

Employees

    As of December 19, 1994, the Company employed 5,410 full-time employees worldwide. Approximately 1,425 employees (including 580 in Guilford Europe and 450 in Mexico) are represented by a collective bargaining agreement.


Item 2.   Properties

    The Company currently maintains a total of twelve manufacturing and warehousing facilities in North Carolina (four of which are leased, including one with an option to purchase, and one of which is subleased to an unrelated entity), one manufacturing facility in Georgia, two manufacturing facilities in Pennsylvania and one warehousing facility in Virginia (leased). The Company's foreign operations based in England include two manufacturing and warehousing facilities, one in Alfreton in Derbyshire and one in Sudbury in Suffolk, each owned by the Company, and those based in Mexico include one manufacturing facility and one warehouse (leased) in Xalostoc, and four stores (leased) in the Federal District. Management believes the facilities and manufacturing equipment are in good condition, well maintained, suitable and adequate for present production. Utilization of the facilities fluctuates from time to time due to the seasonal nature of operations and market conditions.

Item 3.   Legal Proceedings

    Reference is made to Note 10 of the Consolidated Financial
Statements in the Annual Report, which note is incorporated herein by reference, for information regarding certain environmental matters.

    On or about August 10, 1993, Skylon Corporation commenced an action in the United States District Court for the Southern District of New York against the Company and George Greenberg, the former president and a current director of the Company. Plaintiff alleged that it was fraudulently induced into entering into various agreements with the Company. Plaintiff sought an aggregate of $31.75 million in compensatory and punitive damages. In the fourth quarter of the 1994 fiscal year, the District Court in this action granted the Company's summary judgment motion dismissing all of the plaintiff's claims against the Company. The court denied such motion with respect to Mr. Greenberg, but Mr. Greenberg has moved to reargue such motion which the court has under consideration. As a matter of law, in appropriate circumstances, the Company has an obligation to indemnify Mr. Greenberg as to any liability he may have in this matter.

    Except as indicated above, the Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business. Although the final outcome of these legal matters cannot be determined, based on the facts presently known, it is management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's financial position or future results of operations.

Item 4A. Submission of Matters to a Vote of Security Holders

    No matter was submitted to a vote of security holders during the Company's fourth quarter.

Item 4B. Executive Officers of the Registrant (as of December 19,
         1994)

Name                     Age  Office or Business Experience

Charles A. Hayes         60   Chairman of the Board and Chief
                              Executive Officer (since 1976);
                              President and Chief Operating
                              Officer (since 1991); formerly
                              President (from 1968 to 1976) and
                              Executive Vice President (from
                              1961 to 1968).

Alfred A. Greenblatt     45   Senior Vice President (since 1989)
                              and President/Apparel and Home
                              Fashions Business Unit (since
                              1991); formerly President/Fashion
                              Apparel Fabrics Business Unit (from
                              1989 to 1991) and holder of various
                              executive positions (from 1984 to
                              1989).

John A. Emrich           50   Senior Vice President and President/
                              Automotive Business Unit (since
                              1993); formerly Vice President/
                              Planning and Vice President/
                              Operations for the Apparel and Home
                              Fashions Business Unit (from 1991 to
                              1993); Director of Operations with
                              Fab Industries, Inc. (from 1990 to
                              1991) and holder of various executive
                              positions with the Company (from 1985
                              to 1990).

Richard S. Roberts       65   Senior Vice President and President/
                              Fibers Business Unit (since 1989);
                              formerly Vice President/Manufacturing
                              (from 1987 to 1989) and Director of
                              Industrial Fabrics (from 1986 to
                              1987).

Terrence E. Geremski     47   Member of the Board of Directors
                              (since 1993); Vice President, Chief
                              Financial Officer and Treasurer
                              (since 1992); formerly Vice President
                              and Controller with Varity
                              Corporation (from 1989 to 1991) and
                              Vice President, Chief Financial
                              Officer, Treasurer and holder of
                              other executive positions with Dayton
                              Walther Corp. (from 1979 to 1989).

John N. Goldsworthy      46   Vice President (since 1991) and Chief
                              Executive Officer of Guilford Europe
                              (since 1990); formerly Financial
                              Director of Guilford Europe (from
                              1981 to 1990).

Phillip D. McCartney     52   Vice President/Technical Operations
                              (since 1989); formerly holder of
                              various executive positions with FAB
                              Industries, Inc. (from 1984 to 1989).

William R. Houser        51   Vice President/Human Resources (since
                              1994); formerly Vice President/Human
                              Resources of Baxter Diagnostics (from
                              1991 to 1994) and holder of other
                              executive positions with Baxter
                              Healthcare, Inc. (from 1977 to 1991).







No family relationships exist between any executive officers of the Company.

                           PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters

    Reference is made to the information set forth on page 21 in the section entitled "Common Stock Market Prices and Dividends" in the Annual Report, filed as Exhibit 13 to this report, which page is incorporated herein by reference.

Item 6.  Selected Financial Data

    Reference is made to the information set forth on page 13 in the section entitled "Selected Financial Data" in the Annual
Report, which page is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

    Reference is made to the information set forth on pages 14 through 20 in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report, which pages are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

    Reference is made to information set forth on pages 22 through 34 of the Annual Report, which pages are incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure

    None.


                           PART III


Item 10. Directors and Executive Officers of the Registrant

    The information to be included under the captions "Directors and Nominees" and "Additional Information" contained in the section entitled "ELECTION OF DIRECTORS" in the Company's definitive proxy statement, which will be filed with the Commission subsequent to the date hereof pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement"), is incorporated herein by reference.

Item 11. Executive Compensation

    The information to be included in the section "EXECUTIVE
COMPENSATION" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

    The information to be included in the section "SECURITY
OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

    The information to be included in the section "CERTAIN
TRANSACTIONS" in the Proxy Statement is incorporated herein by reference.

                           PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

(a) Documents filed as a part of this report:

    1. Financial Statements (reference is made to pages 22 through 34 of the Annual Report, which pages are incorporated herein by reference):

       Consolidated Balance Sheets as of October 2, 1994, September 26, 1993 and June 27, 1993

       Consolidated Statements of Income for the Year Ended October 2, 1994, the Transition Quarter from June 28, 1993 to
       September 26, 1993, and the Years Ended June 27, 1993 and
       June 28, 1992

       Consolidated Statements of Stockholders' Investment for the Year Ended October 2, 1994, the Transition Quarter from June 28, 1993 to September 26, 1993, and the Years Ended June 27, 1993 and June 28, 1992

       Consolidated Statements of Cash Flows for the Year Ended
       October 2, 1994, the Transition Quarter from June 28, 1993 to September 26, 1993, and the Years Ended June 27, 1993 and June 28, 1992

       Notes to Consolidated Financial Statements

       Statement of Management Responsibility

       Report of Independent Public Accountants

    2. Financial Statement Schedules:

       Schedule II - Amounts Receivable From Related Parties and Underwriters, Promoters and Employees Other Than Related Parties for the Year Ended October 2, 1994, the Transition Quarter from June 28, 1993 to September 26, 1993, and the Years Ended June 27, 1993 and June 28, 1992

       Schedule V - Analysis of Property, Plant and Equipment for the Year Ended October 2, 1994, the Transition Quarter from June 28, 1993 to September 26, 1993, and the Years Ended
       June 27, 1993 and June 28, 1992

       Schedule VI - Analysis of Accumulated Depreciation for the
       Year Ended October 2, 1994, the Transition Quarter from June 28, 1993 to September 26, 1993, and the Years Ended June 27, 1993 and June 28, 1992

       Schedule VIII - Analysis of Valuation and Qualifying
       Accounts for the Year Ended October 2, 1994, the Transition Quarter from June 28, 1993 to September 26, 1993, and the
       Years Ended June 27, 1993 and June 28, 1992

       Schedule X - Supplementary Income Statement Information for the Year Ended October 2, 1994, the Transition Quarter from June 28, 1993 to September 26, 1993, and the Years Ended
       June 27, 1993 and June 28, 1992

       3. Exhibits:


Exhibit No.    Description of Exhibit
(3) (a)        Restated Certificate of Incorporation of the
               Company, as amended through January 14, 1988
               (incorporated by reference to Exhibit 3 (a) (1) to the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1988 (the "1988 Annual
               Report")).

(3) (b) By-Laws of the Company, as amended through August 19, 1993 (incorporated by reference to Exhibit (3)
               (b) to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1993 (the "1993 Annual Report")).

(4) (a) Promissory Note, dated September 4, 1986, issued by the Company to The Chase Manhattan Bank (National Association) (incorporated by reference to Exhibit 4(i) to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1986 (the "1986 Annual Report").

(4) (b) Indenture, dated as of March 15, 1987, between the Company and First Union National Bank of North Carolina, as Trustee (incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-3 (Registration No. 33-12612) filed with the SEC on March 13, 1987).

(4) (c) The Note Agreement, dated January 29, 1993, by and among the Company and the purchasers named in the purchasers' schedule attached thereto (incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1992).

(4) (d) Rights Agreement dated as of August 23, 1990 between the Company and The First National Bank of Boston, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Current Report on Form
               8-K filed with the SEC on September 7, 1990).

(4) (e) The Company has an additional long-term debt instrument which, pursuant to Item 601 (b)(4)(iii) of Regulation S-K, will be furnished to the Securities and Exchange Commission upon request.

(10) (a)*      Guilford Mills, Inc. Non-Qualified Profit Sharing
               Plan for Certain of its Executive Officers and Key
               Employees, effective July 1, 1989 (incorporated by reference to Exhibit 10 (a) (7) to the Company's
               Annual Report on Form 10-K for the fiscal year ended July 1, 1990 (the "1990 Annual Report")).

(10) (b)*      Amended and Restated Incentive Stock Option
               Plan-1981 (incorporated by reference to Exhibit (10)
               (d) to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1987 (the "1987
               Annual Report")).

(10) (c)*      Guilford Mills, Inc. 1991 Stock Option Plan
               (incorporated by reference to Exhibit 28 (a) to the Company's Registration statement on Form S-8
               (Registration No. 33-47109) filed with the SEC on April 10, 1992 (the "Form S-8")).

(10) (d)*      Form of Stock Option Contract for key employees in
               the 1991 Stock Option Plan (relating to incentive stock options) (incorporated by reference to Exhibit
               28 (b) to the Form S-8).

(10) (e)*      Form of Stock Option Contract for Director
               participants in the 1991 Stock Option Plan
               (incorporated by reference to Exhibit 28 (d) to the Form S-8).

(10) (f)*      Guilford Mills, Inc. 1989 Restricted Stock Plan
               (incorporated by reference to Exhibit 10 (b) (2) to the 1990 Annual Report).

(10) (g)*      Amendment to 1989 Restricted Stock Plan.

(10) (h)*      Form of Restricted Stock Agreement between the
               Company and certain of its officers and key employees pursuant to the 1989 Restricted Stock Plan
               (incorporated by reference to Exhibit 10 (j) to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1992 (the "1992 Annual
               Report")).

(10) (i)*      Form of Amendment to Restricted Stock Agreement
               between the Company and certain of its officers and key employees pursuant to the 1989 Restricted Stock
               Plan (incorporated by reference to Exhibit (10) (k) to the 1992 Annual Report).

(10) (j)*      Form of Second Amendment to Restricted Stock
               Agreement between the Company and certain of its officers and key employees pursuant to the 1989
               Restricted Stock Plan.

(10) (k)*      Form of Third Amendment to Restricted Stock
               Agreement between the Company and certain of its officers and key employees pursuant to the 1989
               Restricted Stock Plan.

(10) (l)*      Form of Fourth Amendment to Restricted Stock
               Agreement between the Company and certain of its officers and key employees pursuant to the 1989
               Restricted Stock Plan.

(10) (m)*      Amended and Restated Phantom Stock Agreement between
               the Company and Charles A. Hayes dated September 21,
               1994.

(10) (n)*      Retirement Agreement between the Company and Richard
               S. Roberts, dated April 2, 1992 (incorporated by reference to Exhibit (10) (n) to the 1992 Annual
               Report).

(10) (o)*      Form of Executive Retirement and Death Benefit
               Agreements between the Company and certain of its executive officers and key employees (incorporated by reference to Exhibit 10 (d) (1) to the 1990
               Annual Report).

(10) (p)*      Form of Pension and Death Benefit Agreement between
               the Company and certain of its executive officers and key employees (incorporated by reference to Exhibit 10 (d) (2) to the 1990 Annual Report).

(10) (q)*      Form of Deferred Compensation Agreement between the
               Company and certain of its officers and key employees (incorporated by reference to Exhibit 10
               (d) (3) to the 1990 Annual Report).

(10) (r)*      Guilford Mills, Inc. Senior Managers' Life Insurance
               Plan and related Plan Agreement (incorporated by reference to Exhibit (10) (r) to the 1992 Annual
               Report).

(10) (s)*      Guilford Mills, Inc. Senior Managers' Pre-Retirement
               Life Insurance Agreement (incorporated by reference to Exhibit (10) (s) to the 1992 Annual Report).

(10) (t)*      Guilford Mills, Inc. Senior Managers' Supplemental
               Retirement Plan and related Plan Agreement
               (incorporated by reference to Exhibit (10) (t) to the 1992 Annual Report).

(10) (u)*      Form of Severance Agreement between the Company and
               certain of its officers and employees (incorporated by reference to Exhibit (10) (u) to the 1992 Annual
               Report).

(10) (v)*      Form of Amendment to Severance Agreement between the
               Company and certain of its officers and employees.

(10) (w)*      Form of Second Amendment to Severance Agreement
               between the Company and certain of its officers and employees.

(10) (x) Stockholders' Agreement, dated as of April 30, 1991 by and among the Company, Maurice Fishman and Charles A. Hayes (incorporated by reference to Exhibit (10) (e) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991).

(10) (y)       Amendment, dated June 29, 1994, to Stockholders'
               Agreement, dated as of April 30, 1991, by and among the Company, Maurice Fishman and Charles A. Hayes.

(10) (z) Stockholders' Agreement, dated as of June 22, 1990, by and among the Company, Charles A. Hayes, George Greenberg and Maurice Fishman (incorporated by reference to Exhibit 10 (f) to the 1990 Annual Report).

(10) (a) (a)*  Short Term Incentive Compensation Plan for Key
               Managers (incorporated by reference to Exhibit (10)
               (x) to the 1992 Annual Report).

(10) (b) (b)*  Management Compensation Trust Agreement between the Company and North Carolina Trust Company dated
               July 1, 1991 (incorporated by reference to Exhibit
               (10) (y) to the 1992 Annual Report).

(10) (c) (c)*  Amendment to the Management Compensation Trust
               Agreement between the Company and North Carolina Trust Company dated April 1, 1992 (incorporated by reference to Exhibit (10) (z) to the 1992 Annual Report).

(10) (d) (d)*  Second Amendment to the Management Compensation
               Trust Agreement between the Company and North
               Carolina Trust Company dated July 1, 1992
               (incorporated by reference to Exhibit (10) (a) (a) to the 1992 Annual Report).

(10) (e) (e)   Credit Agreement dated as of May 14, 1993 between
               the Company and Wachovia Bank of North Carolina,
               N.A. (incorporated by reference to Exhibit (10) (y) to the 1993 Annual Report).

(13) Annual Report to Stockholders of the Company for the fiscal year ended October 2, 1994 (only those portions of such report incorporated by reference to the Annual Report on Form 10-K are filed herewith).

(21)           Subsidiaries of the Registrant.

(23)           Consent of Independent Public Accountants.

(27)           Financial Data Schedule

*Items denoted with an asterisk represent management contracts or compensatory plans or arrangements.

(b) Reports on Form 8-K

       Not Applicable.

                                               SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                GUILFORD MILLS, INC.

                                By:/s/ Terrence E. Geremski
                                   Terrence E. Geremski
                                   Vice President, Chief Financial
                                     Officer and Treasurer

Dated:  December 30, 1994

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                    Date

                            Chairman of the
Charles A. Hayes            Board of Directors
                            and Chief Executive
                            Officer (Principal
                            Executive Officer)
                            and President and
                            Chief Operating
                            Officer

/s/ Maurice Fishman         Vice Chairman of the  December 30, 1994
Maurice Fishman             Board of Directors

                            Vice Chairman of the
George Greenberg            Board of Directors

/s/ Terrence E. Geremski    Director, Vice        December 30, 1994
Terrence E. Geremski        President, Chief
                            Financial Officer
                            and Treasurer
                            (Principal Financial
                            and Accounting
                            Officer)

/s/ Paul R. McGarr          Director              December 30, 1994
Paul R. McGarr


/s/ Tomokazu Adachi         Director              December 30, 1994
Tomokazu Adachi

/s/ Donald B. Dixon         Director              December 30, 1994
Donald B. Dixon

/s/ Stephen C. Hassenfelt   Director              December 30, 1994
Stephen C. Hassenfelt

/s/ Sherry R. Jacobs        Director              December 30, 1994
Sherry R. Jacobs

                            Director
Stig A. Kry

                            Director
Paul G. Gillease

                            INDEX TO FORM 10-K SCHEDULES


Report of Independent Public Accountants. . . . . . . . .       F-1

Schedule II - Amounts Receivable From Related
Parties and Underwriters, Promoters and Employees
Other Than Related Parties for the Year Ended
October 2, 1994, the Transition Quarter from
June 28, 1993 to September 26, 1993, and the
Years Ended June 27, 1993 and June 28, 1992 . . . . . . .       F-2

Schedule V - Analysis of Property, Plant and
Equipment for the Year Ended October 2, 1994,
the Transition Quarter from June 28, 1993 to
September 26, 1993, and the Years Ended
June 27, 1993 and June 28, 1992 . . . . . . . . . . . . .       F-3

Schedule VI - Analysis of Accumulated Depreciation
for the Year Ended October 2, 1994, the Transition
Quarter from June 28, 1993 to September 26, 1993,
and the Years Ended June 27, 1993 and June 28, 1992 . . .       F-4

Schedule VIII - Analysis of Valuation and
Qualifying Accounts for the Year Ended October 2,
1994, the Transition Quarter from June 28, 1993
to September 26, 1993, and the Years Ended
June 27, 1993 and June 28, 1992 . . . . . . . . . . . . .       F-5

Schedule X - Supplementary Income Statement
Information for the Year Ended October 2, 1994,
the Transition Quarter from June 28, 1993 to
September 26, 1993, and the Years Ended
June 27, 1993 and June 28, 1992 . . . . . . . . . . . . .       F-6

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Guilford Mills, Inc.:

       We have audited in accordance with generally accepted auditing standards, the financial statements included in the Guilford Mills, Inc. Annual Report to the Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 16, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules on pages F-2 through F-6 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                ARTHUR ANDERSEN LLP

Greensboro, North Carolina,
November 16, 1994.

                          Guilford Mills, Inc.


                              SCHEDULE II
     Amounts Receivable From Related Parties and Underwriters,
         Promoters and Employees Other Than Related Parties
       For the Year Ended October 2, 1994, the Transition Quarter from June 28, 1993 to September 26, 1993 and the Years Ended
                  June 27, 1993 and June 28, 1992
                           (In Thousands)


                            Balance                            Balance
                           Beginning                            End of
Name of Debtor             of Period   Additions   Deductions   Period
For the Year Ended
 June 28, 1992:            $     -     $     -     $     -     $     -

For the Year Ended
 June 27, 1993:
 Joseph M. Amdur (1)       $     -     $  164      $     -      $  164
 John A. Emrich (2)        $     -     $  100      $     -      $  100

For the Transition
 Quarter Ended
 September 26, 1993:
 Joseph M. Amdur (1)       $   164     $     -     $     -      $  164
 John A. Emrich (2)        $   100     $     -     $     -      $  100

For the Year Ended
 October 2, 1994:
 Joseph M. Amdur (1)       $   164     $     -     $   164      $    -
 John A. Emrich (2)        $   100     $     -     $     -      $  100


(1) In fiscal 1993, in connection with the Company's request that Joseph M. Amdur, presently an employee of the Company, relocate to Greensboro, N.C., the Company loaned Mr. Amdur $164 to purchase a residence. The loan, secured by a first Deed of Trust on the residence purchased by Mr. Amdur, was repaid on October 21, 1993.

(2) In fiscal 1993, in connection with the Company's request that John A. Emrich, presently an officer of the Company, relocate to Wilmington, N.C., the Company loaned Mr. Emrich $100 to purchase a residence. The loan is payable on demand and is secured by a second Deed of Trust on the residence purchased by Mr. Emrich.

(3) See Notes to Consolidated Financial Statements.

                          Guilford Mills, Inc


                              SCHEDULE V
                Analysis of Property, Plant and Equipment
      For the Year Ended October 2, 1994, the Transition Quarter from June 28, 1993 to September 26, 1993, and the Years Ended
                   June 27, 1993 and June 28, 1992
                            (In Thousands)

                           Balance                                    Balance
                          Beginning   Additions                        End of
                          of Period    at Cost   Retirements  Other    Period
                                                              (1)


For the Year Ended
June 28, 1992:
 Land and improvements      $  5,763  $    197  $    ---   $    136   $  6,096
 Buildings and improvements   49,521     1,516    (4,493)       529     47,073
 Machinery and equipment     248,578    40,997   (10,788)     4,872    283,659
 Construction in progress     12,820    (6,947)      ---        ---      5,873
                            $316,682  $ 35,763  $(15,281)  $  5,537   $342,701

For the Year Ended
June 27, 1993:
 Land and improvements      $  6,096  $    789  $   (574)  $   (181)  $  6,130
 Buildings and improvements   47,073    12,522    (1,145)    (1,388)    57,062
 Machinery and equipment     283,659    51,038   (14,949)    (8,810)   310,938
 Construction in progress      5,873    37,825       ---        ---     43,698
                            $342,701  $102,174  $(16,668)  $(10,379)  $417,828

For the Transition Quarter
Ended September 26, 1993:
 Land and improvements      $  6,130  $  1,601  $    ---   $     10   $  7,741
 Buildings and improvements   57,062     6,152      (692)       185     62,707
 Machinery and equipment     310,938    18,008      (568)       282    328,660
 Construction in progress     43,698    (1,943)      ---        ---     41,755
                            $417,828  $ 23,818  $ (1,260)  $    477   $440,863

For the Year Ended
October 2, 1994:
 Land and improvements      $  7,741  $    409  $    ---   $  3,433   $ 11,583
 Buildings and improvements   62,707    14,036    (1,335)    10,394     85,802
 Machinery and equipment     328,660    70,467    (6,415)    22,952    415,664
 Construction in progress     41,755   (37,201)      ---          3      4,557
                            $440,863  $ 47,711  $ (7,750)  $ 36,782   $517,606


(1) Other amounts represent the effect of exchange rate fluctuations and the property, plant and equipment balances of acquired subsidiaries as of the date of acquisition.

(2) Maintenance and repairs are charged to income; renewals and betterments are capitalized. Upon disposition of an item, the cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

(3) See Notes to Consolidated Financial Statements.

                          Guilford Mills, Inc.


                              SCHEDULE VI
                  Analysis of Accumulated Depreciation
       For the Year Ended October 2, 1994, the Transition Quarter
        from June 28, 1993 to September 26, 1993, and the Years
                 Ended June 27, 1993 and June 28, 1992
                             (In Thousands)

                                      Additions
                          Balance    Charged to                        Balance
                          Beginning   Cost and                          End of
                          of Period   Expenses    Retirements   Other   Period
                                                                 (2)

For the Year Ended
June 28, 1992:
Land improvements         $    506    $    50     $     --   $    --  $    556
Buildings and improvements  19,458      2,653         (301)      200    22,010
Machinery and equipment    162,876     23,994       (6,478)    2,777   183,169
                          $182,840    $26,697     $ (6,779)  $ 2,977  $205,735


For the Year Ended
June 27, 1993:
Land improvements         $    556    $    44     $     (9)  $    --  $    591
Buildings and improvements  22,010      2,308         (150)     (406)   23,762
Machinery and equipment    183,169     25,021      (15,065)   (4,598)  188,527
                          $205,735    $27,373     $(15,224)  $(5,004) $212,880

For the Transition Quarter
Ended September 26, 1993:
Land improvements         $    591    $    --     $     --   $    --  $    591
Buildings and improvements  23,762        691           --        31    24,484
Machinery and equipment    188,527      7,814         (962)      445   195,824
                          $212,880    $ 8,505     $   (962)  $   476  $220,899

For the Year Ended
October 2, 1994:
Land improvements         $    591    $    76     $     --   $     8  $    675
Buildings and improvements  24,484      3,024           --     4,112    31,620
Machinery and equipment    195,824     36,249       (3,238)   13,966   242,801
                          $220,899    $39,349     $ (3,238)  $18,086  $275,096


(1) Depreciable lives range from 5 to 20 years for land improvements, 10 to 35 years for buildings and 5 to 8 years for machinery and equipment.

(2) Other amounts represent the effect of exchange rate fluctuations and the property, plant and equipment balances of acquired subsidiaries as of the date of acquisition.

(3) See Notes to Consolidated Financial Statements.

                          Guilford Mills, Inc.


                              SCHEDULE VIII
             Analysis of Valuation and Qualifying Accounts
     For the Year Ended October 2, 1994, the Transition Quarter
      from June 28, 1993 to September 26, 1993, and the Years
               Ended June 27, 1993 and June 28, 1992
                           (In Thousands)

                                     Additions
                            Balance  Charged to                       Balance
                           Beginning  Cost and                         End of
                           of Period  Expenses   Deductions    Other   Period
                                                     (1)        (2)

For the Year Ended
June 28, 1992:
 Reserve deducted from assets
 to which it applies -
   Allowance for doubtful
   accounts                  $5,995     $1,566   $(2,081)    $    284   $5,764

For the Year Ended
June 27, 1993:
 Reserve deducted from assets
 to which it applies -
   Allowance for doubtful
   accounts                  $5,764     $2,994   $   (21)    $   (159)  $8,578

For the Transition Quarter
Ended September 26, 1993:
 Reserve deducted from assets
 to which it applies -
   Allowance for doubtful
   accounts                  $8,578     $    -   $    (1)    $   (171)  $8,748

For the Year Ended
October 2, 1994:
 Reserve deducted from assets
 to which it applies -
   Allowance for doubtful
   accounts                  $8,748     $1,334   $(1,719)    $    182   $8,545



(1) Deductions are for the purpose for which the reserve was created.

(2) Other amounts represent the effect of exchange rate fluctuations.

(3) See Notes to Consolidated Financial Statements.

                          Guilford Mills, Inc.


                              SCHEDULE X
               Supplementary Income Statement Information
    For the Year Ended October 2, 1994, the Transition Quarter
     from June 28, 1993 to September 26, 1993, and the Years
              Ended June 27, 1993 and June 28, 1992
                          (In Thousands)

                              October 2,  September 26,    June 27,   June 28,
                                 1994         1993           1993       1992

Maintenance and repairs        $24,618       $5,981         $20,769   $20,182


(1) Royalties, advertising costs, taxes (other than payroll and income taxes) and amortization of intangible assets are not material, as defined by Regulation S-X.

(2) See Notes to Consolidated Financial Statements.

                                Exhibit Index

Exhibit No.    Description of Exhibit
(3) (a)        Restated Certificate of Incorporation of the
               Company, as amended through January 14, 1988
               (incorporated by reference to Exhibit 3 (a) (1) to the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1988 (the "1988 Annual
               Report")).

(3) (b) By-Laws of the Company, as amended through August 19, 1993 (incorporated by reference to Exhibit (3)
               (b) to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1993 (the "1993 Annual Report")).

(4) (a) Promissory Note, dated September 4, 1986, issued by the Company to The Chase Manhattan Bank (National Association) (incorporated by reference to Exhibit 4(i) to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1986 (the "1986 Annual Report").

(4) (b) Indenture, dated as of March 15, 1987, between the Company and First Union National Bank of North Carolina, as Trustee (incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-3 (Registration No. 33-12612) filed with the SEC on March 13, 1987).

(4) (c) The Note Agreement, dated January 29, 1993, by and among the Company and the purchasers named in the purchasers' schedule attached thereto (incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1992).

(4) (d) Rights Agreement dated as of August 23, 1990 between the Company and The First National Bank of Boston, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Current Report on Form
               8-K filed with the SEC on September 7, 1990).

(4) (e) The Company has an additional long-term debt instrument which, pursuant to Item 601 (b)(4)(iii) of Regulation S-K, will be furnished to the Securities and Exchange Commission upon request.

(10) (a)*      Guilford Mills, Inc. Non-Qualified Profit Sharing
               Plan for Certain of its Executive Officers and Key
               Employees, effective July 1, 1989 (incorporated by reference to Exhibit 10 (a) (7) to the Company's
               Annual Report on Form 10-K for the fiscal year ended July 1, 1990 (the "1990 Annual Report")).

(10) (b)*      Amended and Restated Incentive Stock Option
               Plan-1981 (incorporated by reference to Exhibit (10)
               (d) to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1987 (the "1987
               Annual Report")).

(10) (c)*      Guilford Mills, Inc. 1991 Stock Option Plan
               (incorporated by reference to Exhibit 28 (a) to the Company's Registration statement on Form S-8
               (Registration No. 33-47109) filed with the SEC on April 10, 1992 (the "Form S-8")).

(10) (d)*      Form of Stock Option Contract for key employees in
               the 1991 Stock Option Plan (relating to incentive stock options) (incorporated by reference to Exhibit
               28 (b) to the Form S-8).

(10) (e)*      Form of Stock Option Contract for Director
               participants in the 1991 Stock Option Plan
               (incorporated by reference to Exhibit 28 (d) to the Form S-8).

(10) (f)*      Guilford Mills, Inc. 1989 Restricted Stock Plan
               (incorporated by reference to Exhibit 10 (b) (2) to the 1990 Annual Report).

(10) (g)*      Amendment to 1989 Restricted Stock Plan.

(10) (h)*      Form of Restricted Stock Agreement between the
               Company and certain of its officers and key employees pursuant to the 1989 Restricted Stock Plan
               (incorporated by reference to Exhibit 10 (j) to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1992 (the "1992 Annual
               Report")).

(10) (i)*      Form of Amendment to Restricted Stock Agreement
               between the Company and certain of its officers and key employees pursuant to the 1989 Restricted Stock
               Plan (incorporated by reference to Exhibit (10) (k) to the 1992 Annual Report).

(10) (j)*      Form of Second Amendment to Restricted Stock
               Agreement between the Company and certain of its officers and key employees pursuant to the 1989
               Restricted Stock Plan.

(10) (k)*      Form of Third Amendment to Restricted Stock
               Agreement between the Company and certain of its officers and key employees pursuant to the 1989
               Restricted Stock Plan.

(10) (l)*      Form of Fourth Amendment to Restricted Stock
               Agreement between the Company and certain of its officers and key employees pursuant to the 1989
               Restricted Stock Plan.

(10) (m)*      Amended and Restated Phantom Stock Agreement between
               the Company and Charles A. Hayes dated September 21,
               1994.

(10) (n)*      Retirement Agreement between the Company and Richard
               S. Roberts, dated April 2, 1992 (incorporated by reference to Exhibit (10) (n) to the 1992 Annual
               Report).

(10) (o)*      Form of Executive Retirement and Death Benefit
               Agreements between the Company and certain of its executive officers and key employees (incorporated by reference to Exhibit 10 (d) (1) to the 1990
               Annual Report).

(10) (p)*      Form of Pension and Death Benefit Agreement between
               the Company and certain of its executive officers and key employees (incorporated by reference to Exhibit 10 (d) (2) to the 1990 Annual Report).


(10) (q)*      Form of Deferred Compensation Agreement between the
               Company and certain of its officers and key employees (incorporated by reference to Exhibit 10
               (d) (3) to the 1990 Annual Report).

(10) (r)*      Guilford Mills, Inc. Senior Managers' Life Insurance
               Plan and related Plan Agreement (incorporated by reference to Exhibit (10) (r) to the 1992 Annual
               Report).

(10) (s)*      Guilford Mills, Inc. Senior Managers' Pre-Retirement
               Life Insurance Agreement (incorporated by reference to Exhibit (10) (s) to the 1992 Annual Report).

(10) (t)*      Guilford Mills, Inc. Senior Managers' Supplemental
               Retirement Plan and related Plan Agreement
               (incorporated by reference to Exhibit (10) (t) to the 1992 Annual Report).

(10) (u)*      Form of Severance Agreement between the Company and
               certain of its officers and employees (incorporated by reference to Exhibit (10) (u) to the 1992 Annual
               Report).

(10) (v)*      Form of Amendment to Severance Agreement between the
               Company and certain of its officers and employees.

(10) (w)*      Form of Second Amendment to Severance Agreement
               between the Company and certain of its officers and employees.

(10) (x) Stockholders' Agreement, dated as of April 30, 1991 by and among the Company, Maurice Fishman and Charles A. Hayes (incorporated by reference to Exhibit (10) (e) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991).

(10) (y)       Amendment, dated June 29, 1994, to Stockholders'
               Agreement, dated as of April 30, 1991, by and among the Company, Maurice Fishman and Charles A. Hayes.

(10) (z) Stockholders' Agreement, dated as of June 22, 1990, by and among the Company, Charles A. Hayes, George Greenberg and Maurice Fishman (incorporated by reference to Exhibit 10 (f) to the 1990 Annual Report).

(10) (a) (a)*  Short Term Incentive Compensation Plan for Key
               Managers (incorporated by reference to Exhibit (10)
               (x) to the 1992 Annual Report).

(10) (b) (b)*  Management Compensation Trust Agreement between the Company and North Carolina Trust Company dated
               July 1, 1991 (incorporated by reference to Exhibit
               (10) (y) to the 1992 Annual Report).

(10) (c) (c)*  Amendment to the Management Compensation Trust
               Agreement between the Company and North Carolina Trust Company dated April 1, 1992 (incorporated by reference to Exhibit (10) (z) to the 1992 Annual Report).

(10) (d) (d)*  Second Amendment to the Management Compensation
               Trust Agreement between the Company and North
               Carolina Trust Company dated July 1, 1992
               (incorporated by reference to Exhibit (10) (a) (a) to the 1992 Annual Report).

(10) (e) (e)   Credit Agreement dated as of May 14, 1993 between
               the Company and Wachovia Bank of North Carolina,
               N.A. (incorporated by reference to Exhibit (10) (y) to the 1993 Annual Report).

(13) Annual Report to Stockholders of the Company for the fiscal year ended October 2, 1994 (only those portions of such report incorporated by reference to the Annual Report on Form 10-K are filed herewith).

(21)           Subsidiaries of the Registrant.

(23)           Consent of Independent Public Accountants.

(27)           Financial Data Schedule

*Items denoted with an asterisk represent management contracts or compensatory plans or arrangements.