Form 10-Q
period 1995-01-01
GUILFORD MILLS INC
filed 1995-02-15
CIK 44471

FORM 10-Q
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 1, 1995

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

             Number of shares of common stock outstanding
                  at January 1, 1995 - 13,997,120

                      GUILFORD MILLS, INC.

                 QUARTERLY REPORT ON FORM 10-Q
            FOR THE QUARTER ENDED JANUARY 1, 1995


PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

The consolidated financial statements included herein have been prepared by Guilford Mills, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the year ended October 2, 1994.

The consolidated financial statements included herein reflect all adjustments (none of which are other than normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the information included. The following consolidated financial statements are included:


         Consolidated Statements of Income for the thirteen weeks ended
            January 1, 1995 and December 26, 1993

         Consolidated Balance Sheets as of January 1, 1995 and October 2, 1994

         Consolidated Statements of Cash Flows for the thirteen weeks ended
            January 1, 1995 and December 26, 1993

         Condensed Notes to Consolidated Financial Statements

                  G u i l f o r d  M i l l s,  I n c.
      C o n s o l i d a t e d S t a t e m e n t s o f I n c o m e For the Thirteen Weeks Ended January 1, 1995 and December 26, 1993
                 (In thousands except per share data)
                            (Unaudited)


                                                January 1,         December 26,
                                                   1995               1993

Net Sales                                       $182,494              $157,576

Costs and Expenses:
   Cost of goods sold                            149,483               131,152
   Selling and administrative                     18,707                17,494
                                                 168,190               148,646

Operating Income                                  14,304                 8,930
Interest Expense                                   3,711                 2,902
Other Expense, net                                 1,102                    79

Income Before Income Taxes                         9,491                 5,949
Income Tax Provision                               3,388                 2,100
Net Income                                      $  6,103              $  3,849

Net Income Per Share:
    Primary                                         $.44                  $.28
    Fully Diluted                                    .41                   .28

Dividends Per Share                                 $.15                  $.15


See accompanying condensed notes to consolidated financial statements.

                  G u i l f o r d  M i l l s,  I n c.
          C o n s o l i d a t e d  B a l a n c e  S h e e t s
                 January 1, 1995 and October 2, 1994
                  (In thousands except share data)
                            (Unaudited)

                                                January 1,          October 2,
                                                   1995                1994
Assets
Cash and cash equivalents                        $  7,070           $  6,110
Accounts receivable                               123,154            146,294
Inventories (Note 3)                              103,577            105,735
Prepaid income taxes                                3,168              2,016
Other current assets                                3,348              3,814
     Total current assets                         240,317            263,969
Property, net (Note 4)                            231,895            242,510
Cash surrender value of life
 insurance, net of policy loans                    36,973             36,715
Other                                              18,339             22,144
     Total assets                                $527,524           $565,338
Liabilities
Short-term borrowings                            $  4,350           $ 21,422
Current maturities of long-term debt                3,093              3,284
Accounts payable                                   28,327             49,673
Accrued liabilities                                35,714             36,425
     Total current liabilities                     71,484            110,804
Long-term debt                                    167,706            164,611
Deferred income taxes                              16,544             16,209
Other deferred liabilities                         24,776             25,468
Minority interest                                   3,126              4,186
     Total liabilities                            283,636            321,278
Stockholders' Investment
Preferred stock, $1 par;
 1,000,000 shares authorized,
 not issued                                           ---                ---
Common stock, $.02 par; 40,000,000
 shares authorized, 19,629,199 shares
 issued, 13,997,120 shares outstanding
 at January 1, 1995 and 13,984,037
 shares outstanding at October 2, 1994                393                393
Capital in excess of par                           34,282             34,455
Retained earnings                                 264,708            260,705
Foreign currency translation loss                  (8,158)            (3,661)
Unamortized stock compensation                     (2,420)            (2,802)
Treasury stock, at cost (5,632,079
 shares at January 1, 1995 and
 5,645,162 shares at October 2, 1994)             (44,917)           (45,030)
     Total stockholders' investment               243,888            244,060
     Total liabilities and
      stockholders' investment                   $527,524           $565,338

See accompanying condensed notes to consolidated financial statements.

                  G u i l f o r d  M i l l s,  I n c.
   C o n s o l i d a t e d  S t a t e m e n t s  o f  C a s h  F l o w s
    For the Thirteen Weeks Ended January 1, 1995 and December 26, 1993
                          (In thousands)
                           (Unaudited)


                                                January 1,        December 26,
                                                    1995               1993
Cash Flows From Operating Activities:
  Net income                                       $ 6,103            $ 3,849
  Non-cash items included in net income  --
    Depreciation and amortization                   12,080              9,705
    Gain on disposition of property                     --                (14)
    Deferred income taxes                              937                788
    Increase in cash surrender value of
     life insurance                                   (258)              (335)
    Compensation earned under restricted
     stock plan                                        382                412
  Changes in assets and liabilities --
    Receivables                                     19,158              9,010
    Inventories                                        (46)            (3,667)
    Other current assets                               271                195
    Accounts payable                               (19,605)            (8,538)
    Accrued liabilities                                459              4,250
  Other                                               (902)                11
    Net cash provided by operating activities       18,579             15,666
Cash Flows From Investing Activities:
  Additions to property                             (7,332)           (12,015)
  Proceeds from disposition of property                122              1,072
  Proceeds from sale of other assets                 2,600                 --
  (Increase) decrease in other assets                  804             (1,144)
    Net cash used by investing activities           (3,806)           (12,087)
Cash Flows From Financing Activities:
  Minority interest                                  1,060                 --
  Repayments of short-term borrowings, net         (16,149)            (3,117)
  Payments of long-term debt                          (816)              (695)
  Proceeds from issuance of long-term debt           5,611                 --
  Cash dividends                                    (2,100)            (2,097)
  Proceeds from exercise of common stock options       282                234
    Net cash used by financing activities          (12,112)            (5,675)

Effect of exchange rate changes on cash
 and cash equivalents                               (1,701)                15
Net Increase (Decrease) In Cash and
 Cash Equivalents                                      960             (2,081)

Beginning Cash and Cash Equivalents                  6,110              4,912

Ending Cash and Cash Equivalents                   $ 7,070            $ 2,831


See accompanying condensed notes to consolidated financial statements.

                  GUILFORD MILLS, INC.

    CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     January 1, 1995
              (In thousands except share data)

1. Seasonal Fluctuations -- Results for any portion of a year are not necessarily indicative of the results to be expected for a full year, due to seasonal aspects of the textile industry.

     Reclassifications - For comparative purposes certain amounts for 1994 have been reclassified to conform with the 1995 presentation.

2. Per Share Information -- Primary net income per share information has been computed by dividing net income by the weighted average number of shares of common stock, par value $.02 per share, of the Company (the "Common Stock") and Common Stock equivalents outstanding during the periods. The average shares used in computing primary net income per share for the thirteen weeks ended January 1, 1995 and December 26, 1993 were 13,887,000 and 13,742,000, respectively.

     Fully diluted income per share information also considers as applicable
(i) the dilutive effect, if any, assuming that the Company's convertible debentures were converted at the beginning of the current fiscal period, with earnings being increased by the interest expense, net of income taxes, that would not have been incurred had conversion taken place and (ii) any additional dilutive effect for stock options and restricted stock grants.
The average shares used in computing fully diluted net income per share for the thirteen weeks ended January 1, 1995 and December 26, 1993 were 16,151,000 and 16,021,000, respectively.

3. Inventories -- Inventories are carried at the lower of cost or market. Cost is determined for substantially all inventories using the LIFO (last-in, first-out) method.

     Inventories at January 1, 1995 and October 2, 1994 consisted of the following:

                                                January 1,        October 2,
                                                   1995              1994
Finished goods                                   $ 39,801           $ 40,455
Raw materials and work in process                  66,425             65,810
Manufacturing supplies                             12,592             12,311
Total inventories valued at first-in,
 first-out (FIFO) cost                            118,818            118,576
Less -- Adjustments to reduce FIFO
 cost to LIFO cost, net                           (15,241)           (12,841)

    Total inventories                            $103,577           $105,735


4. Accumulated Depreciation -- Accumulated depreciation at January 1, 1995 and October 2, 1994 was $270,217 and $263,073, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Results of Operations

For the first quarter of fiscal 1995, consolidated sales of $182.5 million increased $24.9 million from the comparable period of the previous year.

Sales in the automotive and upholstery business unit increased 12.9% from the comparable period of the previous year. This resulted from an 18.1% increase in sales of headliner and body cloth fabrics and a 4.7% decrease in sales of fabrics for recreational vehicles and vans. Furniture fabric sales declined 13.8% due to knit fabrics not moving well at the retail level. While the Company continues to expect sales growth in this business unit, the domestic automotive original equipment manufacturer (OEM) market is beginning to show some signs of softening.

Sales in the apparel and home fashions business unit declined 5.5% from the comparable period of the previous year. Sales declined 16.8% in intimate apparel, sleepwear and robewear, and 23.0% in ready-to-wear circular knit cotton jersey and interlock fabrics and warp knits, were partially offset by large sales increases in shapewear and swimwear, and moderate increases in fastener products and industrial fabrics. As the Company continues to experience shifts in the product mix from traditionally high volume products into new value added products for the apparel and commercial markets, the Company anticipates flat sales for the entire year.

Sales of the Company's U.K. subsidiary increased $13.7 million or 74.7% from the comparable period of the previous year reflecting continuing economic improvement in Europe, which began in the second quarter of last year, coupled with strong demand for certain Ford and General Motors car models.
The Company expects continuing improvement in sales volume, although at a lower level than the first quarter would indicate.

Sales from the Company's Mexican subsidiary totalled $11.6 million. These were realized largely at an average exchange rate of 3.5 pesos to the dollar. The devaluation of approximately 40% will impact future revenue translation and reduce total sales below expectations.

Margins for the first quarter of fiscal 1995 improved to 18.1% compared to last year's 16.8%. Primary factors contributing to this increase were strong U.K. improvement, improved Fibers performance, and the Mexican contribution, with automotive margins remaining flat compared to the prior year. Price increases on purchased yarn were passed on to customers enabling selling margins to be maintained. The apparel and home fashions business unit margin decreased as compared to the prior year's quarter due largely to negative volume variances. Management does not believe that volume declines were related to selling price increases.

Selling and administrative expenses for the first quarter increased to $18.7 million compared to last year's $17.5 million entirely as a result of consolidating the Company's Mexican subsidiary in the first quarter (which occurred in August 1994). These expenses were contained and resulted in a declining percentage of sales as volume increased.

Interest expense for the first quarter increased to $3.7 million compared to last year's $2.9 million due to the addition of $20 million of senior, unsecured notes in the third quarter of the prior year. While the Company's long-term debt increased relative to the prior year, average short term borrowings for the quarter declined slightly. The Company's Mexican subsidiary added an additional $0.5 million in interest expense for the first quarter compared to the prior year.

Other expense for the first quarter increased to $1.1 million compared to last year's $0.1 million due primarily to an acceleration of investment losses in a real estate limited partnership in which the Company owns an interest, which resulted from the partnership changing its fiscal year-end to coincide with the fiscal year-end of the Company.

The effective income tax rate was 35.7% in the first quarter of fiscal 1995 compared to 35.3% in the comparable quarter of the prior year. The rate is expected to be below the prior year's rate throughout the year due to the impact of Mexican taxes combined with research and development and real estate investment credits.

Net income for the first quarter was $6.1 million, or $.44 per primary share, compared to $3.8 million, or $.28 per primary share, for the comparable period of the previous year.

The results of operations for the first quarter of fiscal 1995 were not significantly impacted by the devaluation of the Mexican peso which occurred very late in the quarter. In the balance sheet, the result of this translation loss is a reduction in stockholder equity, as required by Statement of Financial Accounting Standards No. 52, and accordingly is not reflected in the income of the Company. In management's view, a risk of loss of earnings exists in the future related to net U.S. dollar transactions and from a decline of the Company's sales in Mexico. Although the Mexican government has issued guidelines allowing for the increase of selling prices for both apparel and automotive manufacturers, current operations are at near normal levels, and contingency plans are in place to utilize Mexican capacity, the Company cannot determine to what extent these may offset the possible negative impact of this economic uncertainty.


Liquidity and Capital Requirements

At January 1, 1995, working capital was $168.8 million compared to $153.2 million at October 2, 1994. The increase in working capital is due primarily to the reduction in short-term borrowings as a result of fluctuations in seasonal requirements. The Company maintains flexibility with respect to its seasonal working capital needs through a committed revolving credit facility of $25 million and its continued access to other traditional sources of funds, including available uncommitted lines of credit aggregating over $100 million, and the ability to receive advances against its factored accounts receivable. Management believes that the Company's financial position and operating performance will continue to provide the Company with necessary capital from appropriate financial markets.


Contingencies and Future Operations

Since January 1992, the Company has been involved in discussions with the United States Environmental Protection Agency ("EPA") regarding remedial actions at its Gold Mills, Inc. ("Gold") facility in Pine Grove, Pennsylvania which was acquired in October 1986. Between 1988 and 1990, the Company implemented a number of corrective measures at the facility in conjunction with the Pennsylvania Department of Environmental Resources and incurred approximately $3.5 million in costs. Subsequently, through negotiations with the EPA, Gold entered into a Final Administrative Consent Order with the EPA, effective October 14, 1992. Pursuant to such order, Gold will perform
(i) certain measures designed to prevent any potential threats to the environment at the facility, (ii) an investigation to fully determine the nature of any release of hazardous substances at the facility and (iii) a study to evaluate alternatives for any corrective action which may be necessary at the facility. The failure of Gold to comply with the terms of the Consent Order may result in the imposition of monetary penalties against Gold. In the fourth quarter of 1992, a pre-tax charge of $8.0 million was provided for the estimated future cost of the additional remediation.

The Company initiated litigation against the former stockholders and other parties involved in the sale of Gold to the Company. The parties have reached a settlement. No recovery has been recognized in the Company's statement of income as a result of the settlement.

During the fourth quarter of 1992, the Company also received a Notice of Violation from the North Carolina Division of Environmental Management concerning ground water contamination on or near one of its North Carolina facilities. The Company has voluntarily agreed to allow the installation of monitoring wells at the site to determine the source of the contaminants, but denies that such contaminants originated from the Company's operations or property. An additional pre-tax charge of $1.3 million was provided in the fourth quarter of 1992 to reflect the estimated future costs of monitoring this and other environmental matters including the removal of underground storage tanks at the Company's facilities. At January 1, 1995, environmental accruals amounted to $7.2 million of which $6.2 million is non-current and is included in other deferred liabilities in the balance sheet.

The Company is also involved in various litigation arising in the ordinary course of business. Although the final outcome of these legal and environmental matters cannot be determined, based on the facts presently known, it is management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's financial position or future results of operations.



                         PART II.  OTHER INFORMATION


Item 1. Legal Proceedings. Reference is made to Item 3 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994, which item is incorporated herein by reference.

Items 2 - 3.  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company's 1994 Annual Meeting of Stockholders was held on February 2, 1995. At such meeting, the stockholders elected each of Donald B. Dixon, Terrence E. Geremski, George Greenberg, and Dr. Jacobo Zaidenweber to serve as directors for a three-year term expiring after the Company's 1997 fiscal year. In addition, the stockholders at such meeting ratified the selection of Arthur Andersen LLP as independent auditors for the fiscal year ending October 1, 1995. The number of votes cast for, against or withheld, as well as the number of abstentions, as the case may be, with respect to each matter voted upon at the 1994 Annual Stockholders' Meeting is set forth below:

(1)    Election of Directors


       Director                      Votes For                 Votes Withheld

       Donald B. Dixon               11,544,562                    22,599
       Terrence E. Geremski          11,544,257                    22,904
       George Greenberg              11,544,574                    22,587
       Dr. Jacobo Zaidenweber        11,545,353                    21,808


(2)    Ratification of Selection of Auditors


       Votes For                     Votes Against               Abstentions

       11,532,715                        20,441                     14,005

Items 5 - 6.  Not Applicable.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              GUILFORD MILLS, INC.
                                              (Registrant)


Date:  February 15, 1995                      By:  /s/ Terrence E. Geremski

                                              Terrence E. Geremski
                                              Vice President/Chief Financial
                                              Officer and Treasurer