Form 10-Q
period 1995-04-02
GUILFORD MILLS INC
filed 1995-05-17
CIK 44471

FORM 10-Q
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 2, 1995

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

            Number of shares of common stock outstanding
                  at April 2, 1995 - 14,053,410

                         GUILFORD MILLS, INC.

                    QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTER ENDED APRIL 2, 1995


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


      Consolidated Statements of Income for the twenty-six weeks ended
         April 2, 1995 and March 27, 1994

      Consolidated Statements of Income for the thirteen weeks ended
         April 2, 1995 and March 27, 1994

      Consolidated Balance Sheets as of April 2, 1995 and October 2, 1994

      Consolidated Statements of Cash Flows for the twenty-six weeks ended
         April 2, 1995 and March 27, 1994

      Condensed Notes to Consolidated Financial Statements

                     G u i l f o r d  M i l l s,  I n c.
       C o n s o l i d a t e d  S t a t e m e n t s  o f  I n c o m e
      For the Twenty-Six Weeks Ended April 2, 1995 and March 27, 1994
                    (In thousands except per share data)
                                (Unaudited)


                                                 April 2,        March 27,
                                                   1995            1994

Net Sales                                        $384,379        $313,162

Costs and Expenses:
   Cost of goods sold                             312,888         263,346
   Selling and administrative                      38,753          32,095
                                                  351,641         295,441
Operating Income                                   32,738          17,721

Interest Expense                                    7,183           5,808
Other Expense (Income), net                         1,988             (65)

Income Before Income Taxes                         23,567          11,978

Income Tax Provision                                8,088           4,200
Net Income                                       $ 15,479        $  7,778

Net Income Per Share:
  Primary                                           $1.11            $.56
  Fully Diluted                                      1.03             .56


Dividends Per Share                                  $.30            $.30

See accompanying condensed notes to consolidated financial statements.

                      G u i l f o r d  M i l l s,  I n c.
        C o n s o l i d a t e d  S t a t e m e n t s  o f  I n c o m e
        For the Thirteen Weeks Ended April 2, 1995 and March 27, 1994
                     (In thousands except per share data)
                                  (Unaudited)



                                                 April 2,       March 27,
                                                   1995           1994

Net Sales                                        $201,885        $155,586

Costs and Expenses:
   Cost of goods sold                             163,405         132,194
   Selling and administrative                      20,046          14,601
                                                  183,451         146,795
Operating Income                                   18,434           8,791

Interest Expense                                    3,472           2,906
Other Expense (Income), net                           886            (144)
Income Before Income Taxes                         14,076           6,029

Income Tax Provision                                4,700           2,100
Net Income                                       $  9,376        $  3,929

Net Income Per Share:
   Primary                                           $.67            $.28
   Fully Diluted                                      .61             .28

Dividends Per Share                                  $.15            $.15

See accompanying condensed notes to consolidated financial statements.

                      G u i l f o r d  M i l l s,  I n c.
             C o n s o l i d a t e d  B a l a n c e  S h e e t s
                       April 2, 1995 and October 2, 1994
                       (In thousands except share data)
                                 (Unaudited)


                                                  April 2,      October 2,
                                                    1995           1994
Assets
Cash and cash equivalents                        $  7,620       $  6,110
Accounts receivable, net                          147,948        146,294
Inventories (Note 3)                              116,660        105,735
Prepaid income taxes                                4,078          2,016
Other current assets                                3,038          3,814
    Total current assets                          279,344        263,969
Property, net (Note 4)                            235,053        242,510
Cash surrender value of life insurance,
  net of policy loans                              37,469         36,715
Other                                              17,690         22,144
    Total assets                                 $569,556       $565,338
Liabilities
Short-term borrowings                            $  9,971       $ 21,422
Current maturities of long-term debt                2,978          3,284
Accounts payable                                   55,457         49,673
Accrued liabilities                                41,929         36,425
     Total current liabilities                    110,335        110,804
Long-term debt                                    165,754        164,611
Deferred income taxes                              15,707         16,209
Other deferred liabilities                         25,171         25,468
Minority interest                                   2,266          4,186
     Total liabilities                            319,233        321,278
Stockholders' Investment
Preferred stock, $1 par; 1,000,000 shares
  authorized, none issued                             ---            ---
Common stock, $.02 par; 40,000,000 shares
  authorized, 19,629,199 shares issued,
  14,053,410 shares outstanding at
  April 2, 1995 and 13,984,037 shares
  outstanding at October 2, 1994                      393            393
Capital in excess of par                           33,773         34,455
Retained earnings                                 271,987        260,705
Foreign currency translation loss                  (8,658)        (3,661)
Unamortized stock compensation                     (2,037)        (2,802)
Treasury stock, at cost (5,575,789 shares
  at April 2, 1995 and 5,645,162 shares
  at October 2, 1994)                             (45,135)       (45,030)
     Total stockholders' investment               250,323        244,060
     Total liabilities and stockholders'
       investment                                $569,556       $565,338


See accompanying condensed notes to consolidated financial statements.

                     G u i l f o r d  M i l l s,  I n c.
     C o n s o l i d a t e d  S t a t e m e n t s  o f  C a s h  F l o w s
        For the Twenty-Six Weeks Ended April 2, 1995 and March 27, 1994
                                (In thousands)
                                 (Unaudited)


                                                     April 2,      March 27,
                                                       1995           1994
Cash Flows From Operating Activities:
  Net income                                         $15,479        $ 7,778
  Non-cash items included in net income  --
    Depreciation and amortization                     23,789         19,228
    Gain on disposition of property                     (116)           (68)
    Minority interest in net income                      209             --
    Deferred income taxes                                168          1,767
    Increase in cash surrender value of
      life insurance                                    (754)        (1,326)
    Compensation earned under restricted stock plan      765            713
  Changes in assets and liabilities --
    Receivables                                       (7,494)        (7,989)
    Inventories                                      (14,271)        (7,409)
    Other current assets                                 520          1,235
    Accounts payable                                   8,812         (2,666)
    Accrued liabilities                                7,371          2,732
  Other                                                  471           (216)
      Net cash provided by operating activities       34,949         13,779
Cash Flows From Investing Activities:
    Additions to property                            (25,596)       (23,800)
    Proceeds from disposition of property                350          1,191
    Proceeds from sale of other assets                 2,600             --
    (Increase) decrease in other assets                1,671         (1,310)
      Net cash used by investing activities          (20,975)       (23,919)
Cash Flows From Financing Activities:
    Short-term borrowings (repayments), net           (9,366)        14,961
    Payments of long-term debt                        (1,591)        (1,389)
    Proceeds from issuance of long-term debt           4,166             --
    Cash dividends                                    (4,197)        (4,219)
    Common stock options exercised                       375            376
      Net cash (used) provided by financing
        activities                                    (10,613)         9,729

Effect of Exchange Rate Changes on Cash and
 Cash Equivalents                                      (1,851)            16

Net Increase (Decrease) In Cash and Cash Equivalents    1,510           (395)

Beginning Cash and Cash Equivalents                     6,110          4,912
Ending Cash and Cash Equivalents                      $ 7,620        $ 4,517


See accompanying condensed notes to consolidated financial statements.

                           GUILFORD MILLS, INC.

          CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 2, 1995
                     (In thousands except share data)
                             (Unaudited)

1. Seasonal Fluctuations -- Results for any portion of a year are not necessarily indicative of the results to be expected for a full year, due to seasonal aspects of the textile industry.

      Reclassifications - For comparative purposes certain amounts for 1994 have been reclassified to conform with the 1995 presentation.

2. Per Share Information -- Primary net income per share information has been computed by dividing net income by the weighted average number of shares of common stock, par value $.02 per share, of the Company (the "Common Stock") and Common Stock equivalents outstanding during the periods. The average shares used in computing primary net income per share for the twenty-six weeks ended April 2, 1995 and March 27, 1994 were 13,887,000 and 13,800,000, respectively. The average shares used in computing primary net income per share for the thirteen week periods ended April 2, 1995 and March 27, 1994 were 13,977,000 and 13,831,000, respectively.

      Fully diluted income per share information also considers as applicable
(i) the dilutive effect, if any, assuming that the Company's convertible debentures were converted at the beginning of the current fiscal period, with earnings being increased by the interest expense, net of income taxes, that would not have been incurred had conversion taken place and (ii) any additional dilutive effect for stock options and restricted stock grants.
The average shares used in computing fully diluted net income per share for the twenty-six weeks ended April 2, 1995 and March 27, 1994 were 16,188,000 and 13,834,000, respectively. The average shares used in computing fully diluted net income per share for the thirteen weeks ended April 2, 1995 and March 27, 1994 were 16,228,000 and 13,836,000, respectively.

3. Inventories -- Inventories are carried at the lower of cost or market. Cost is determined for substantially all inventories using the LIFO (last-in, first-out) method.

      Inventories at April 2, 1995 and October 2, 1994 consisted of the following:


                                                 April 2,     October 2,
                                                  1995          1994
         Finished goods                          $ 50,966      $ 40,455
         Raw materials and work in process         69,736        65,810
         Manufacturing supplies                    12,706        12,311

         Total inventories valued at first-in,
           first-out (FIFO) cost                  133,408       118,576
         Less -- Adjustments to reduce FIFO
           cost to LIFO cost                      (16,748)      (12,841)
             Total inventories                   $116,660      $105,735


4. Accumulated Depreciation -- Accumulated depreciation at April 2, 1995 and October 2, 1994 was $286,584 and $263,073, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

      For the first six months of fiscal 1995, consolidated sales of $384.4 million increased $71.2 million from the prior year period. For the second quarter of fiscal 1995, consolidated sales of $201.9 million increased $46.3 million from the prior year period.

      Sales in the U.S. automotive and upholstery business unit increased 15% to $102.6 million for the first six months of fiscal 1995 and 17% to $52.2 million for the second quarter of fiscal 1995 compared to the prior year periods. This resulted from an increase in sales of headliner and bodycloth fabrics of 22% and 26% for the first six months and second quarter of fiscal 1995, respectively. These increases were partially offset by sales declines in the recreational vehicle and van business and in furniture fabrics of 15% and 21% for the first six months and second quarter of fiscal 1995, respectively. While the Company remains cautiously optimistic and expects sales growth in this business unit compared to the prior year, the domestic automotive original equipment manufacturer (OEM) market is showing signs of softening.

      Sales in the apparel and home fashions business unit increased 3% to $187.6 million for the first six months of fiscal 1995 compared to the prior year period. This resulted from flat sales in intimate apparel, increases in sales of 17% or $8.5 million in shapewear and swimwear, and 24% or $3.5 million in fastener products and industrial fabrics. These increases were partially offset by sales declines of 4% or $1.3 million in home fashions and 13% or $5.5 million in ready-to-wear circular and warp knits. Sales for the second quarter of fiscal 1995 increased 12% to $100.7 million compared to the prior year period. This resulted from increases in sales of 13% or $2.9 million in intimate apparel, 22% or $4.9 million in shapewear and swimwear, and 27% or $2.0 million in fastener products and industrial fabrics with sales of ready-to-wear circular and warp knits and home fashions remaining flat as compared to the prior year period. As the Company continues to experience shifts in the product mix from traditionally high volume products into new value added products and as retailers express pessimism for apparel goods and continue strongly to resist price increases, the Company's expectations are guarded and it anticipates flat sales in this business unit for the entire year.

      Sales of the Company's U.K. subsidiary increased 79% to $70.7 million for the first six months of fiscal 1995 and 84% to $38.7 million for the second quarter of fiscal 1995 compared to the prior year periods. Continued economic improvement in Europe coupled with a strong demand for certain Ford, General Motors and Nissan car models have exceeded the Company's own internal expectations. The Company's revised sales estimates for the remainder of the fiscal year anticipate continued improvement, although at a lower level than the first six months would indicate.

      Sales of the Company's Mexican subsidiary were $19.9 million at an average exchange rate of 4.5 pesos to a dollar for the first six months of fiscal 1995 and $8.3 million at an average exchange rate of 5.4 pesos to a dollar for the second quarter of fiscal 1995 compared to the prior year periods. Since the first quarter, the peso's devaluation has caused approximately a 40% decrease in reported sales from what they would have been had the value of the peso not declined. However, this decrease was somewhat offset by the shift in production for export from 15% to 30% largely related to the automotive builds. The Company anticipates that the peso's devaluation will continue to impact future revenue translation and reduce total sales of its Mexican subsidiary.

      Margins improved to 18.6% for the first six months of fiscal 1995 from 15.9% for the prior year period. This resulted from margin increases of $6.5 million for the U.K. subsidiary, $6.4 million due to operating efficiencies in apparel and fibers operations, $3.5 million in the domestic automotive business unit and $5.5 million contributed by the Mexican subsidiary. Margins improved to 19.1% for the second quarter of fiscal 1995 from 15.0% for the second quarter of fiscal 1995. The primary factors contributing to this increase were $3.3 million for the U.K. subsidiary, $7.0 million due to operating efficiencies in apparel and fiber operations, $2.1 million in the domestic automotive business unit and $2.5 million contributed by the Mexican subsidiary.

      Selling and administrative expenses increased to $38.8 million for the first six months of fiscal 1995 from $32.1 million for the prior year period and to $20.0 million for the second quarter of fiscal 1995 from $14.6 million for the prior year period. The primary factors for these increases for the first six months and the second quarter were higher accruals for performance based incentive compensation plans of $2.3 million and $4.0 million, respectively, the consolidation of the Company's Mexican subsidiary which added $2.5 million and $1.0 million, respectively, and increased research and development ("R&D") expenses of $1.4 million and $0.7 million, respectively, as the Company continues to focus R&D efforts on new developments in growth related areas and to move the timing of major R&D projects to the off peak periods.

      Interest expense increased to $7.2 million for the first six months of fiscal 1995 from the prior year period of $5.8 million and to $3.5 million for the second quarter of fiscal 1995 from the prior year period of $2.9 million. These increases were primarily due to the consolidation of the Company's Mexican subsidiary which added $1.0 million and $0.5 million of interest expense for the first six months and the second quarter of fiscal 1995, respectively. The remaining increase for the first six months of fiscal 1995 was due to higher short-term borrowing rates.

      Other expense increased $2.1 million for the first six months of fiscal 1995 from the prior year period and increased $1.0 for the second quarter of fiscal 1995 from the prior year. These increases were primarily due to an acceleration of investment losses in a real estate limited partnership in which the Company owns an interest.

      The effective tax rate for the first six months of fiscal 1995 was 34.3% compared to the prior year period of 35.1% and was 33.4% for the second quarter of fiscal 1995 compared to the prior year period of 34.8%. The rate is expected to be below the prior year's rate throughout the year due to the impact of R&D and real estate investment credits.

      Net Income for the first six months of fiscal 1995 increased to $15.5 million from the prior year period of $7.8 million, and increased to $9.4 million for the second quarter of fiscal 1995 from the prior year period of $3.9 million.

      The results of operations for the first six months and second quarter of fiscal 1995 were not significantly impacted on a consolidated basis by the devaluation of the Mexican peso which occurred very late in the first quarter. In the balance sheet, the result of this translation loss is a reduction in stockholder equity, as required by Statement of Financial Accounting Standards No. 52, and accordingly is not reflected in the income of the Company. In management's view, a risk of loss of earnings exists in the future related to net U.S. dollar transactions and from a decline of the Company's sales in Mexico. Although the Mexican government has issued guidelines allowing for the increase of selling prices for both apparel and automotive manufacturers, current operations are at near normal levels, and contingency plans are in place to utilize Mexican manufacturing capacity, the Company cannot determine to what extent these may offset the possible negative impact of this economic uncertainty.

Liquidity and Capital Requirements

      At April 2, 1995, working capital was $169.0 million compared to $153.2 million at October 2, 1994. The increase in working capital is due primarily to the reduction in short-term borrowings and the increase in inventory as a result of seasonal requirements. The Company maintains flexibility with respect to its seasonal working capital needs through a committed revolving credit facility of $25 million and its continued access to its traditional sources of funds, including available uncommitted lines of credit aggregating over $100 million, and the ability to receive advances against its factored accounts receivable. Management believes that the Company's financial position and operating performance would allow access to necessary capital from appropriate financial markets.


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

      During the fourth quarter of 1992, the Company also received a Notice of Violation from the North Carolina Division of Environmental Management concerning ground water contamination on or near one of its North Carolina facilities. The Company has voluntarily agreed to allow the installation of monitoring wells at the site to determine the source of the contaminants, but denies that such contaminants originated from the Company's operations or property. An additional pre-tax charge of $1.3 million was provided in the fourth quarter of 1992 to reflect the estimated future costs of monitoring this and other environmental matters including the removal of underground storage tanks at the Company's facilities. At April 2, 1995, environmental accruals amounted to $6.9 million of which $5.9 million is non-current and is included in other deferred liabilities in the balance sheet.

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


                          PART II.  OTHER INFORMATION


Item 1. Legal Proceedings. Reference is made to Item 3 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994 which item is incorporated herein by reference.

Items 2 - 6.  Not Applicable

                                SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             GUILFORD MILLS, INC.
                                             (Registrant)



Date:  May 17, 1995                          By:  /s/ Terrence E. Geremski

                                             Terrence E. Geremski
                                             Vice President/Chief Financial
                                             Officer and Treasurer