Form 10-Q
period 1995-07-02
GUILFORD MILLS INC
filed 1995-08-16
CIK 44471

                               FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


[X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 2, 1995

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


              Number of shares of common stock outstanding
                      at July 2, 1995 - 14,081,301

                          GUILFORD MILLS, INC.

                     QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED JULY 2, 1995


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


         Consolidated Statements of Income for the thirty-nine weeks ended
            July 2, 1995 and June 26, 1994

         Consolidated Statements of Income for the thirteen weeks ended
            July 2, 1995 and June 26, 1994

         Consolidated Balance Sheets as of July 2, 1995 and October 2, 1994

         Consolidated Statements of Cash Flows for the thirty-nine weeks ended
            July 2, 1995 and June 26, 1994

         Condensed Notes to Consolidated Financial Statements

                  G u i l f o r d  M i l l s,  I n c.
     C O N S O L I D A T E D S T A T E M E N T S O F I N C O M E For the Thirty-nine Weeks Ended July 2, 1995 and June 26, 1994
                  (In thousands except per share data)
                              (Unaudited)



                                                       July 2,             June 26,
                                                        1995                 1994


Net Sales                                                $595,141             $496,397

Costs and Expenses:
   Cost of goods sold                                     486,348              413,579
   Selling and administrative                              54,877               47,814

                                                          541,225              461,393

Operating Income                                           53,916               35,004

Interest Expense                                           11,041                9,014
Other Expense, net                                          2,777                  178
Income Before Income Taxes                                 40,098               25,812

Income Tax Provision                                       13,372                9,100
Net Income
                                                         $ 26,726             $ 16,712


Net Income Per Share:
    Primary                                                 $1.92                $1.21
    Fully Diluted                                            1.75                 1.15



Dividends Per Share                                        $  .45               $ .45

See accompanying condensed notes to consolidated financial statements.

                  G u i l f o r d  M i l l s,  I n c.
     C O N S O L I D A T E D  S T A T E M E N T S  O F  I N C O M E
      For the Thirteen Weeks Ended July 2, 1995 and June 26, 1994
                  (In thousands except per share data)
                              (Unaudited)


                                                                       July 2,              June 26,
                                                                        1995                  1994


Net Sales                                                              $210,762             $183,235


Costs and Expenses:
   Cost of goods sold                                                   173,460              150,233
   Selling and administrative                                            16,124               15,719
                                                                        189,584              165,952

Operating Income                                                         21,178               17,283

Interest Expense                                                          3,858                3,205
Other Expense, net                                                          789                  243
Income Before Income Taxes                                               16,531               13,835

Income Tax Provision                                                      5,284                4,900

Net Income
                                                                      $
                                                                        11,247            $   8,935

Net Income Per Share:
    Primary                                                                $.80                 $.65
    Fully Diluted                                                           .73                  .59

Dividends Per Share                                                        $.15                 $.15

See accompanying condensed notes to consolidated financial statements.

                  G u i l f o r d  M i l l s,  I n c.
          C O N S O L I D A T E D  B A L A N C E  S H E E T S
                    July 2, 1995 and October 2, 1994
                    (In thousands except share data)
                              (Unaudited)


                                                                                       July 2,         October 2,
                                                                                        1995             1994

Assets
Cash and cash equivalents                                                             $  16,021         $   6,110
Accounts receivable, net                                                                152,117           146,294
Inventories (Note 3)                                                                    108,019           105,735
Prepaid income taxes                                                                      3,995             2,016
Other current assets                                                                      5,095             3,814

     Total current assets                                                               285,247           263,969

Property, net (Note 4)                                                                  239,199           242,510
Cash surrender value of life insurance, net of policy loans                              36,641            36,715
Other                                                                                    17,236            22,144

     Total assets                                                                      $578,323          $565,338

Liabilities

Short-term borrowings                                                                 $  15,032
                                                                                                        $  21,422
Current maturities of long-term debt                                                      2,995             3,284
Accounts payable                                                                         45,776            49,673
Accrued liabilities                                                                      44,143            36,425

     Total current liabilities                                                          107,946           110,804

Long-term debt                                                                          167,299           164,611
Deferred income taxes                                                                    16,357            16,209

Other deferred liabilities                                                               24,597            25,468
Minority interest                                                                         2,337             4,186

     Total liabilities                                                                  318,536           321,278

Stockholders' Investment
Preferred stock, $1 par; 1,000,000 shares authorized, none issued                           ---               ---
Common stock, $.02 par; 40,000,000 shares authorized, 19,629,199 shares issued, 14,081,301 shares outstanding at July 2, 1995
    and 13,984,037 shares outstanding at October 2, 1994                                    393               393
Capital in excess of par                                                                 33,875            34,455
Retained earnings                                                                       281,098           260,705
Foreign currency translation loss                                                        (9,093)           (3,661)
Unamortized stock compensation                                                           (1,575)           (2,802)
Treasury stock, at cost (5,547,898 shares at July 2, 1995
    and 5,645,162 shares at October 2, 1994)                                            (44,911)          (45,030)
     Total stockholders' investment                                                     259,787           244,060

     Total liabilities and stockholders' investment                                    $578,323          $565,338

See accompanying condensed notes to consolidated financial statements.

                  G u i l f o r d  M i l l s,  I n c.
 C O N S O L I D A T E D  S T A T E M E N T S  O F  C A S H  F L O W S
     For the Thirty-nine Weeks Ended July 2, 1995 and June 26, 1994
                             (In thousands)
                              (Unaudited)



                                                                                         June 26,               July 2,
                                                                                           1994                  1995


Cash Flows From Operating Activities:
  Net income                                                                                $ 26,726          $ 16,712
  Non-cash items included in net income  --
    Depreciation and amortization                                                             35,185            29,507
    Gain on disposition of property                                                             (80)               (65)
    Minority interest in net income                                                              194               --
    Deferred income taxes                                                                        672             1,614
    Decrease (increase) in cash surrender value of life insurance, net of policy loans            74            (1,961)
    Compensation earned under restricted stock plan                                            1,227             1,047
  Changes in assets and liabilities --
    Receivables                                                                              (10,952)          (14,715)
    Inventories                                                                               (5,426)           (6,510)
    Other current assets                                                                      (1,615)              530
    Accounts payable                                                                          (2,876)             (248)
    Accrued liabilities                                                                       10,638             8,357
  Other                                                                                         (458)              (52)

    Net cash provided by operating activities                                                 53,309            34,216

Cash Flows From Investing Activities:
  Additions to property                                                                     (40,250)          (35,672)
  Proceeds from disposition of property                                                         389             1,348
  Proceeds from sale of other assets                                                          2,600               --
  Decrease (increase) in other assets                                                         2,116            (1,018)

    Net cash used by investing activities                                                    (35,145)          (35,342)

Cash Flows From Financing Activities:
  Short-term borrowings (repayments), net                                                    (3,839)          (11,503)
  Payments of long-term debt                                                                 (2,318)           (2,084)
  Proceeds from issuance of long-term debt                                                    6,191            20,000
  Cash dividends                                                                             (6,333)           (6,319)
  Common stock options exercised                                                                701               461

    Net cash (used) provided by financing activities                                          (5,598)              555

Effect of Exchange Rate Changes on Cash and Cash Equivalents                                 (2,655)              457


Net Increase (Decrease) In Cash and Cash Equivalents                                          9,911              (114)

Beginning Cash and Cash Equivalents                                                           6,110             4,912


Ending Cash and Cash Equivalents                                                           $ 16,021           $  4,798


See accompanying condensed notes to consolidated financial statements.

                          GUILFORD MILLS, INC.

          CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              July 2, 1995
                    (In thousands except share data)
                              (Unaudited)


1. Seasonal Fluctuations -- Results for any portion of a year are not necessarily indicative of the results to be expected for a full year, due to seasonal aspects of the textile industry.

    Reclassifications - For comparative purposes certain amounts for 1994 have been reclassified to conform with the 1995 presentation.

2. Per Share Information -- Primary net income per share information has been computed by dividing net income by the weighted average number of shares of common stock, par value $.02 per share, of the Company (the "Common Stock") and Common Stock equivalents outstanding during the periods. The average shares used in computing primary net income per share for the thirty-nine weeks ended July 2, 1995 and June 26, 1994 were 13,946,000 and 13,764,000, respectively. The average shares used in computing primary net income per share for the thirteen week periods ended July 2, 1995 and June 26, 1994 were 14,083,000 and 13,845,000, respectively.

    Fully diluted income per share information also considers as applicable (i) the dilutive effect, if any, assuming that the Company's convertible debentures were converted at the beginning of the current fiscal period, with earnings being increased by the interest expense, net of income taxes, that would not have been incurred had conversion taken place and (ii) any additional dilutive effect for stock options and restricted stock grants. The average shares used in computing fully diluted net income per share for the thirty-nine weeks ended July 2, 1995 and June 26, 1994 were 16,274,000 and 16,031,000 respectively.
The average shares used in computing fully diluted net income per share for the thirteen weeks ended July 2, 1995 and June 26, 1994 were 16,333,000 and 16,095,000, respectively.

3. Inventories -- Inventories are carried at the lower of cost or market. Cost is determined for substantially all inventories using the LIFO (last-in, first-out) method.

    Inventories at July 2, 1995 and October 2, 1994 consisted of the following:



                                                            July 2,            October 2,
                                                             1995                 1994

Finished goods                                               $ 52,113             $ 40,455
Raw materials and work in process                              63,587               65,810
Manufacturing supplies                                         12,584               12,311
Total inventories valued at first-in, first-out (FIFO)        128,284              118,576
cost                                                          (20,265)             (12,841)
Less -- Adjustments to reduce FIFO cost to LIFO cost

     Total inventories                                       $108,019             $105,735

4. Accumulated Depreciation -- Accumulated depreciation at July 2, 1995 and October 2, 1994 was $296,451 and $263,073, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    For the first nine months of fiscal 1995, consolidated sales of $595.1 million increased $98.7 million from the prior year period. For the third quarter of fiscal 1995, consolidated sales of $210.8 million increased $27.5 million from the prior year period.

    Sales in the U.S. automotive and upholstery business unit increased 13.6% to $152.9 million for the first nine months of fiscal 1995 and 11.1% to $50.3 million for the third quarter of fiscal 1995
compared to the prior year periods.   This resulted from an increase in
sales of headliner and bodycloth fabrics of 20.1% and 16.6% for the first nine months and for the third quarter of fiscal 1995, respectively. These increases were partially offset by sales declines in the recreational vehicle and van business and in furniture fabrics of 14.5% and 13.5% for the first nine months and third quarter of fiscal 1995, respectively. After several periods of significant growth in the U.S. automotive and upholstery business unit, the automotive industry is experiencing a softer trend. Despite adverse conditions, such as higher interest rates, model year change over, and excess dealer inventory, the Company has maintained sales growth largely due to increasing market share. Although the market is softening, the Company remains cautiously optimistic and expects sales growth in this business unit in the fourth quarter compared to the prior year.

    Sales in the apparel and home fashions business unit increased 3.9% to $303.6 million for the first nine months of fiscal 1995 compared to the prior year period. This resulted from increases in sales of 21.4% in shapewear and swimwear, fastener products and industrial fabrics. These increases were partially offset by sales declines of 6.6% in intimate apparel and ready-to-wear circular and warp knits, with home fashions remaining flat compared to the prior year period. Sales for the third quarter of fiscal 1995 increased 5.1% to $115.9
million compared to the prior year period.    This  resulted from
increases in sales of 16.2% in shapewear and swimwear, home fashions, fastener products and industrial fabrics, and ready-to-wear circular and warp knits. These increases were partially offset by sales declines of 15.0% or $5.9 million in intimate apparel compared to the prior year period. As the Company continues to experience shifts in the product mix from traditionally high volume products into new value added products and as retailers continue to express pessimism for apparel goods and continue strongly to resist price increases, the Company anticipates a slight decline in sales in this business unit for the entire year compared to the prior year.

    Sales in the Company's U.K. subsidiary increased 65.4% to $105.9 million for the first nine months of fiscal 1995 and 42.7% to $35.2 million for the third quarter of fiscal 1995 compared to the prior year periods. Europe's automotive market, which has seen significant growth, is showing signs of softening with lower market forecasts and an economy which is not likely to significantly improve compared to the last twelve month period. The Company anticipates lower sales for the fourth quarter relative to the first nine months, however, some improvement is expected over the fourth quarter of last year.

    Sales in the Company's Mexican subsidiary were $27.1 million at an average exchange rate of 4.9 pesos to a dollar for the first nine months of fiscal 1995 and $7.2 million at an average exchange rate of
6.1 pesos to a dollar for the third  quarter  of  fiscal  1995.   The
Company anticipates that the peso's uncertainty will continue to impact future revenue translation and total sales of its Mexican subsidiary.

    Margins improved to 18.3% for the first nine months of fiscal 1995 from 16.7% for the prior year period. This resulted from margin increases of $3.7 million due to volume increases for the U.K. subsidiary and $5.7 million due to operating efficiencies in apparel and fibers operations. These increases were partially offset by a $1.8 million decline in margins for the domestic automotive business unit primarily as a result of startup costs relative to new printing technology.

    Margins slightly declined to 17.7% for the third quarter of fiscal
1995 from 18.0% for the third quarter of fiscal 1994.   The Company has
begun experiencing increases in raw material costs and has had limited success in passing this increased cost to the customer. To date, the Company has relied primarily upon operating efficiencies to maintain
margins.    As raw material costs continue to increase and as customers continue to vigorously resist price increases, and despite the Company's ongoing raw material cost reduction efforts aimed at quality and yield improvements, it anticipates some decline in margin.

    Selling and administrative expenses increased to $54.9 million for the first nine months of fiscal 1995 from $47.8 million for the prior year period and to $16.1 million for the third quarter of fiscal 1995
from $15.7 million for the prior  year  period.    The  primary  factors
for these increases for the first nine months and the third quarter were additional expenses related to performance based incentive compensation plans of $2.9 million and $0.3 million respectively, and the consolidation of the Company's Mexican subsidiary which added $3.2 million and $0.7 million, respectively.

    Interest expense increased to $11.0 million for the first nine months of fiscal 1995 from the prior year period of $9.0 million and to $3.9 million for the third quarter of fiscal 1995 from the prior year period of $3.2 million. These increases were primarily due to the consolidation of the Company's Mexican subsidiary which added $1.8 million and $0.7 million of interest expense for the first nine months and the third quarter of fiscal 1995, respectively. Although short-term interest rates increased approximately two percentage points over the prior year, the Company's average short-term borrowings have decreased over 50%.

    Other expense increased $2.6 million for the first nine months of fiscal 1995 from the prior year period and increased $0.5 for the third quarter of fiscal 1995 from the prior year. These increases were primarily due to an acceleration of investment losses in a real estate limited partnership in which the Company owns an interest and other expenses of the Company's Mexican subsidiary.

    The effective tax rate for the first nine months of fiscal 1995 was 33.3% compared to the prior year period of 35.3% and was 32.0% for the third quarter of fiscal 1995 compared to the prior year period of 35.4%. The rate is expected to be below the prior year's rate throughout the year due to the impact of research and development and real estate investment credits.

    Net Income for the first nine months of fiscal 1995 increased to $26.7 million from the prior year period of $16.7 million, and increased to $11.2 million for the third quarter of fiscal 1995 from the prior year period of $8.9 million.

    The results of operations for the first nine months and third quarter of fiscal 1995 were not significantly impacted on a consolidated basis by the devaluation of the Mexican peso which occurred very late in the first quarter. In the balance sheet, the result of this translation loss is a reduction in stockholder equity, as required by Statement of Financial Accounting Standards No. 52, and accordingly is not reflected in the income of the Company. In management's view, a risk of loss of earnings exists in the future related to net U.S. dollar transactions and from a decline of the Company's sales in Mexico.

Although the Mexican government has issued guidelines allowing for the increase of selling prices for both apparel and automotive manufacturers, current operations are at near normal levels, and contingency plans are in place to utilize Mexican manufacturing capacity, the Company cannot determine to what extent these may offset the possible negative impact of this economic uncertainty.


Liquidity and Capital Requirements

    At July 2, 1995, working capital was $177.3 million compared to $153.2 million at October 2, 1994. The increase in working capital is  due  primarily  to  the reduction in short-term borrowings and
increased cash, inventory and accounts  receivable.    Although the
Company has experienced raw material cost increases, it has not had an impact on the Company's liquidity. The Company maintains flexibility with respect to its seasonal working capital needs through a committed revolving credit facility of $25 million and its continued access to its traditional sources of funds, including available uncommitted lines of credit aggregating $145 million, and the ability to receive advances against its factored accounts receivable. Management believes that the Company's financial position and operating performance would allow access to necessary capital from appropriate financial markets.

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

    During the fourth quarter of 1992, the Company also received a Notice of Violation from the North Carolina Division of
Environmental  Management  concerning  ground  water  contamination on
or near one of its North Carolina facilities.   The Company has
voluntarily agreed to allow the installation of monitoring wells at the site to determine the source of the contaminants, but denies that such contaminants originated from the Company's operations or property. An additional pre-tax charge of $1.3 million was provided in the fourth quarter of 1992 to reflect the estimated future costs of monitoring this and other environmental matters including the removal of underground storage tanks at the Company's facilities. At July 2, 1995, environmental accruals amounted to $6.3 million of which $5.3 million is non-current and is included in other deferred liabilities in the balance sheet.

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


                                             GUILFORD MILLS, INC.
                                             (Registrant)



Date:  August 16, 1995                       By:  /s/ Terrence E. Geremski

                                             Terrence E. Geremski
                                             Vice President/Chief Financial
                                             Officer and Treasurer