Form 10-K
period 1995-10-02
GUILFORD MILLS INC
filed 1996-01-02
CIK 44471

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                           __________________________

                                   FORM 10-K

    ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d)                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
[X] OF THE SECURITIES EXCHANGE ACT OF 1934                    [ ] OF THE SECURITIES EXCHANGE ACT OF 1934
    (fee required)                                                (fee required)

         For the Fiscal Year Ended  October 1, 1995
                                   ----------------

                           Commission File No. 1-6922
                          ___________________________

                              GUILFORD MILLS, INC.
             (Exact name of Registrant as specified in its charter)

                           DELAWARE                                                   13-1995928
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

                    4925 WEST MARKET STREET
                  GREENSBORO, NORTH CAROLINA                                             27407
           (Address of principal executive offices)                                   (Zip Code)



      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (910) 316-4000
                                   _________

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         Title of Each Class                                 Name of Each Exchange on which Registered
         -------------------                                 -----------------------------------------
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
                               Yes   X    No
                                   -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the Registrant at December 4, 1995 (a total of 11,853,605 shares of common stock), computed by reference to the last reported sale price ($21.75) of the Registrant's common stock on the New York Stock Exchange on such date: $257,815,910.

Number of shares of the Registrant's common stock outstanding as of December 4, 1995: 14,108,721

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Annual Report to Stockholders for the fiscal year ended October 1, 1995 are incorporated by reference into Parts I and II of this report.

Certain portions of the Registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which will be filed with the Commission on or about December 29, 1995 are incorporated by reference into Part III of this report.

GUILFORD MILLS, INC.
                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Guilford Mills, Inc. (the "Company") is engaged primarily in the business of producing, processing and selling warp knit fabrics. The Company knits synthetic yarn, primarily nylon, acetate and polyester, on warp knitting machinery into warp knit fabrics, which it then dyes and finishes. The Company sells its finished fabrics for use in a broad range of apparel, automotive, industrial and home furnishings products. The Company also designs, knits, dyes, prints and finishes elastomeric and circular knit fabrics for sale principally to swimwear, dress and sportswear manufacturers. Additionally, the Company has introduced woven velour fabric capabilities in its expanding automotive business.

         On August 18, 1994, the Company purchased 55% of the outstanding capital stock of Grupo Ambar, S.A. de C.V. and subsidiaries ("Grupo Ambar"). The acquisition increased the Company's ownership in Grupo Ambar to 75%. Grupo Ambar is a leading manufacturer of knit textile fabrics in Mexico.

         On November 7, 1995, the Company announced its preliminary intent to acquire 100% of the stock of privately-owned Hofmann Laces, Ltd. and its affiliates. Hofmann Laces designs and produces lace fabrics for the intimate apparel, apparel and home furnishings markets. Its also produces stretch knit fabrics for the apparel swimwear and intimate apparel markets. The transaction is expected to close in January of 1996.

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

PRODUCT DEVELOPMENT

         Working closely with the Company's customers, the Company's research and development departments, consisting of 91 full-time U.S. employees, four employees of Guilford Europe Limited, a United Kingdom corporation and an indirect wholly-owned subsidiary of the Company ("Guilford Europe"), and one employee of Grupo Ambar, are primarily responsible for the creation of new fabrics and styles. Sample warping and knitting machines are used to develop new fabrics which can be placed into production after customer acceptance. Total expenditures for research and development for fiscal years 1995 and 1994, the transition quarter ended September 26, 1993, and fiscal year 1993 were approximately $13.8 million, $14.7 million, $3.1 million, and $15.8 million, respectively.

         The Company has numerous trademarks, trade names and certain licensing agreements which it uses in connection with the advertising and promotion of its products. Management believes that the loss or expiration of such trademarks, trade names and licensing agreements would not have a material adverse effect on the Company's operations.

WORKING CAPITAL PRACTICES

         The Company primarily produces inventory based on customer orders and significant amounts of inventory are not required to meet rapid delivery or to assure a continuous allotment of goods from suppliers. Customers are allowed to return goods for valid reasons and customer accommodations are not significant. Approximately 32% of domestic accounts receivable are factored in order to avoid the credit risk on such accounts and to obtain larger credit lines for many customers. The Company has the ability to borrow against such receivables, although it has traditionally not done so as the related borrowing terms are less favorable than other available sources of financing. The Company generally takes advantage of discounts offered by vendors.

MARKETING

         The Company sells its warp knit and circular knit fabrics for use in a broad range of apparel, automotive and home furnishings products. For the fiscal years ended October 1, 1995, October 2, 1994, and June 27, 1993, the approximate percentage of the Company's worldwide sales attributable to each category was as follows:


                       Oct. 1,        Oct. 2,       June 27,
                        1995           1994           1993
                       -------        -------       --------
 Apparel                 46%            51%            54%
 Automotive              43             38             33
 Home Furnishings         6              8             10
 Other                    5              3              3
                        ---            ---            ---
        Total           100%           100%           100%
                        ===            ===            ===

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

         Reference is made to Note 12 of the Consolidated Financial Statements in the Company's Annual Report to Stockholders for the fiscal year ended October 1, 1995 (the "Annual Report"), which note is incorporated herein by reference, for financial information relating to sales, income and assets of Guilford Europe and Grupo Ambar for the last three fiscal years and the transition quarter.

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

         In the United States, the Company has sales offices in New York City, Los Angeles, Greensboro, Detroit and Chicago. Guilford Europe services the United Kingdom market with its own marketing group from its Alfreton administrative offices. Export markets are serviced by in-house personnel based in the United Kingdom, Belgium and Germany and by commission agents in most continental European Union countries. Grupo Ambar services its Mexican market from its administrative office.

         The Company has a large number of customers. No customer accounted for 10% or more of total net sales during fiscal 1995, 1994, or the transition quarter. One customer, Ford Motor Company, accounted for 13% of the total net sales of the Company for fiscal 1993.

EXPORT SALES

         U.S. export sales, as a percentage of total worldwide sales of the Company, constituted approximately 3% of total sales in fiscal 1995, and 4% of total sales in fiscal 1994, the transition quarter, and fiscal 1993.

RAW MATERIALS

         In the United States, the Company's warp knit fabrics are constructed primarily of synthetic yarns: acetate, nylon, polyester and lycra(R). In fiscal 1995, the Company purchased approximately 80% of such yarns and internally produced the balance of nylon and polyester yarns. The Company purchases substantially all of its nylon yarn from three domestic fiber producers and purchases substantially all of its polyester yarn from three domestic fiber producers and one domestic texturizer. One domestic fiber producer supplied substantially all of the acetate yarn. The Company also uses cotton as well as synthetic yarns in its circular knit operations. In fiscal 1995, all such yarns were readily available and were purchased from numerous sources.

         Fabrics manufactured by Guilford Europe are made from nylon, acetate and polyester synthetic yarns. The majority of its polyester yarn is purchased from ten European suppliers, and the majority of its nylon and acetate yarn is purchased from five European suppliers.

         Fabrics manufactured by Grupo Ambar in Mexico are made from nylon, lycra (R) and polyester synthetic yarn. The majority of its polyester yarn is purchased from one Mexican, two Japanese and one American supplier. The majority of its nylon and lycra(R) yarn is purchased from two Mexican suppliers.

         Except for certain specialty yarns, management believes that an adequate supply of yarns is available to meet the Company's requirements. The chemicals and dyes used in the dyeing and finishing processes are available in large quantities from various suppliers.

ENVIRONMENTAL MATTERS

         The production processes, particularly dyeing and finishing operations, involve the use and discharge of certain chemicals and dyes into the air and sewage disposal systems. The Company installs pollution control devices as necessary to meet existing and anticipated national, state and local pollution control regulations. The Company, including Guilford Europe and Grupo Ambar, does not anticipate that compliance with national, state, local and other provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material adverse effect upon its capital expenditures, earnings or competitive position.

         Reference is made to Note 11 of the Consolidated Financial Statements in the Annual Report, which note is incorporated herein by reference, for information regarding certain other environmental matters.

COMPETITION

         Historically, the textile industry has been both highly competitive and cyclical in nature. The textile industry has also been characterized by periods of strong demand, resulting in over-expansion of production facilities, followed by periods of over-supply. For a number of years, the domestic U.S. textile industry has been adversely affected by imports of garments comprised of fabrics manufactured abroad. The principal methods of competition in the textile industry are pricing, styling and design, customer service and quality. The weight of each competitive factor varies with the product line involved.

         In the United States, the Company's apparel business unit has three major warp knit competitors and as many as 12 other smaller competitors. The Company also competes with some apparel manufacturers that have warp knit equipment to manufacture their own fabrics. Some of these companies are divisions of large, well-capitalized companies while others are small manufacturers. In circular knits, the Company has three major competitors and numerous smaller competitors. The automotive business unit has four major competitors and several smaller competitors. Guilford Europe competes with two warp knitters in the United Kingdom and several in France. It also competes with many producers of circular knit and woven fabrics. Grupo Ambar competes with six warp knitters in Mexico.

EMPLOYEES

         As of December 4, 1995, the Company employed 5,335 full-time employees worldwide. Approximately 1,287 employees (including 463 in Guilford Europe and 457 in Mexico) are represented by collective bargaining agreements.

ITEM 2.  PROPERTIES

         The Company currently maintains a total of 12 manufacturing and warehousing facilities in North Carolina (four of which are leased, including one with an option to purchase, and one of which a portion is subleased to an unrelated entity), one manufacturing facility in Georgia, two manufacturing facilities in Pennsylvania and one warehousing facility in Virginia (leased). The Company's foreign operations based in England include two manufacturing and warehousing facilities, one in Alfreton in Derbyshire and one in Sudbury in Suffolk, each owned by the Company, and those based in Mexico include one manufacturing facility and two warehouses (leased) in Xalostoc, and five retail stores, four of which are leased, in the Federal District. Management believes the facilities and manufacturing equipment are in good condition, well maintained, suitable and adequate for present production. Utilization of the facilities fluctuates from time to time due to the seasonal nature of operations and market conditions.

ITEM 3.  LEGAL PROCEEDINGS

         Reference is made to Note 11 of the Consolidated Financial Statements in the Annual Report, which note is incorporated herein by reference, for information regarding certain environmental matters.

         On or about August 10, 1993, Skylon Corporation commenced an action in the United States District Court for the Southern District of New York against the Company and George Greenberg, the former president and a current director of the Company. Plaintiff alleged that it was fraudulently induced into entering into various agreements with the Company. Plaintiff sought an aggregate of $31.75 million in compensatory and punitive damages. In the fourth quarter of the 1994 fiscal year, the District Court in this action granted the Company's summary judgment motion dismissing all of the plaintiff's claims against the Company. The court denied such motion with respect to Mr. Greenberg, but Mr. Greenberg has moved to reargue such motion. As a matter of law, in appropriate circumstances, the Company has an obligation to indemnify Mr. Greenberg as to any liability he may have in this matter.

         On October 12, 1995, the court denied Mr. Greenberg's motion to reargue, but granted permission for certification for interlocutory appeal to the Second Circuit Court of Appeals on a narrow issue which, if decided in Mr. Greenberg's favor, would be dispositive of the case. On October 23, 1995, Mr. Greenberg petitioned the Second Circuit for permission to appeal. The matter is currently under consideration.

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

ITEM 4A.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the Company's fourth quarter.

ITEM 4B.   EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF DECEMBER 4, 1995)

Name                        Age          Office or Business Experience
----                        ---          -----------------------------
Charles A. Hayes            60           Chairman of the Board and Chief Executive Officer (since 1976);  President and
                                         Chief Operating Officer (from 1991 to 1995); formerly President (from 1968 to
                                         1976) and Executive Vice President (from 1961 to 1968).

John A. Emrich              51           Elected to Board of Directors in 1995; President and Chief Operating  Officer
                                         (since 1995); formerly Senior Vice President and President/Automotive Business
                                         Unit (from 1993 to 1995); formerly Vice President/Planning and Vice
                                         President/Operations for the Apparel and Home Fashions Business Unit (from 1991 to 1993); Director of Operations with FAB Industries, Inc. (from 1990 to 1991)
                                         and holder of various executive positions with the Company (from 1985 to 1990).

Terrence E. Geremski        48           Member of the Board of Directors (since 1993); Vice President, Chief Financial
                                         Officer and Treasurer (since 1992); formerly Vice President and Controller with
                                         Varity Corporation (from 1989 to 1991) and Vice President, Chief Financial
                                         Officer, Treasurer and holder of other executive positions with Dayton Walther
                                         Corp. (from 1979 to 1989).

Alfred A. Greenblatt        46           Senior Vice President (since 1989) and President/Apparel and Home Fashions
                                         Business Unit (since 1991); formerly President/Fashion Apparel Fabrics Business
                                         Unit (from 1989 to 1991) and holder of various executive positions (from 1984 to 1989).

John N. Goldsworthy         47           Vice President (since 1991) and Chief Executive Officer of Guilford Europe
                                         (from 1990 to 1995); formerly Financial Director of Guilford Europe (from 1981 to 1990).

William R. Houser           52           Vice President/Human Resources (since 1994); formerly Vice President/Human
                                         Resources of Baxter Diagnostics (from 1991 to 1994) and holder of other executive positions with Baxter Healthcare, Inc.  (from 1977 to 1991).

Phillip D. McCartney        53           Vice President/Technical Operations (since 1989); formerly holder of various executive positions with FAB Industries, Inc. (from 1984 to 1989).

Byron McCutchen             48           Senior Vice President and President/Fibers Business Unit (since 1995);
                                         formaly Senior Vice President for the  Fibers Business Unit (from 1994 to 1995);
                                         formally Worldwide Business Manager-Dacron(R)   Filament-E.I. Dupont Co. (from
                                         1991-1994);Specialty Business Manager- Dacron(R)-E.I. Dupont   Co.(from 1990-
                                         1991





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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information to be included under the captions "Directors and Nominees" and "Additional Information" contained in the section entitled "ELECTION OF DIRECTORS" in the Company's definitive proxy statement, which will be filed with the Commission on or about December 29, 1995 pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement"), is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS A PART OF THIS REPORT:

         1. FINANCIAL STATEMENTS (reference is made to pages 22 through 34 of the Annual Report, which pages are incorporated herein by reference):

                 Consolidated Balance Sheets as of October 1, 1995, October 2, 1994, and September 26, 1993

                 Consolidated Statements of Income for the Years Ended October 1, 1995 and October 2, 1994, the Transition Quarter from June 28, 1993 to September 26, 1993, and the Year Ended June 27, 1993

                 Consolidated Statements of Stockholders' Investment for the Years Ended October 1, 1995 and October 2, 1994, the Transition Quarter from June 28, 1993 to September 26, 1993, and the Year Ended June 27, 1993

                 Consolidated Statements of Cash Flows for the Years Ended October 1, 1995 and October 2, 1994, the Transition Quarter from June 28, 1993 to September 26, 1993, and the Year Ended June 27, 1993

                 Notes to Consolidated Financial Statements

                 Statement of Management's Responsibility

                 Report of Independent Public Accountants

         2.      FINANCIAL STATEMENT SCHEDULE:

                 Schedule II - Analysis of Valuation and Qualifying Accounts for the Years Ended October 1, 1995 and October 2, 1994, the Transition Quarter from June 28, 1993 to September 26, 1993, and the Year Ended June 27, 1993

         3.      EXHIBITS:


EXHIBIT NO.      DESCRIPTION OF EXHIBIT
-----------      ----------------------
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

(4) (e)          Appointment of Successor Rights Agent, dated January 28, 1994, between the Company and Wachovia Bank of
                 North Carolina, N.A.

(4) (f)          The Company has an additional long-term debt instrument which, pursuant to Item 601 (b)(4)(iii) of
                 Regulation S-K, will be furnished to the Securities and Exchange Commission upon request.

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

(10) (f)*        Guilford Mills, Inc. 1989 Restricted Stock Plan (incorporated by reference to Exhibit 10 (b) (2) to the
                 1990 Annual Report).

(10) (g)*        Amendment to 1989 Restricted Stock Plan (incorporated by reference to Exhibit (10) (g) to the 1994
                 Annual Report).

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

(10) (j)*        Form of Second Amendment to Restricted Stock Agreement between the Company and certain of its officers and key employees pursuant to the 1989 Restricted Stock Plan (incorporated by reference to Exhibit (10)
                 (j) to the 1994 Annual Report).

(10) (k)*        Form of Third Amendment to Restricted Stock Agreement between the Company and certain of its officers and key employees pursuant to the 1989 Restricted Stock Plan (incorporated by reference to Exhibit (10)
                 (k) to the 1994 Annual Report).

(10) (l)*        Form of Fourth Amendment to Restricted Stock Agreement between the Company and certain of its officers and key employees pursuant to the 1989 Restricted Stock Plan (incorporated by reference to Exhibit (10)
                 (l) to the 1994 Annual Report).

(10) (m)*        Amended and Restated Phantom Stock Agreement between the Company and Charles A. Hayes dated September
                 21, 1994 (incorporated by reference to Exhibit (10) (m) to the 1994 Annual Report).

(10) (n)*        Form of Executive Retirement and Death Benefit Agreements between the Company and certain of its executive officers and key employees (incorporated by reference to Exhibit 10 (d) (1) to the 1990
                 Annual Report).

(10) (o)*        Form of Pension and Death Benefit Agreement between the Company and certain of its executive officers and key employees (incorporated by reference to Exhibit 10 (d) (2) to the 1990 Annual Report).

(10) (p)*        Form of Deferred Compensation Agreement between the Company and certain of its officers and key employees (incorporated by reference to Exhibit 10 (d) (3) to the 1990 Annual Report).

(10) (q)*        Guilford Mills, Inc. Senior Managers' Life Insurance Plan and related Plan Agreement (incorporated by reference to Exhibit (10) (r) to the 1992 Annual Report).

(10) (r)*        Guilford Mills, Inc. Senior Managers' Pre-Retirement Life Insurance Agreement (incorporated by reference to Exhibit (10) (s) to the 1992 Annual Report).

(10) (s)*        Guilford Mills, Inc. Senior Managers' Supplemental Retirement Plan and related Plan Agreement
                 (incorporated by reference to Exhibit (10) (t) to the 1992 Annual Report).

(10) (t)*        Form of Severance Agreement between the Company and certain of its officers and employees (incorporated by reference to Exhibit (10) (u) to the 1992 Annual Report).

(10) (u)*        Form of Amendment to Severance Agreement between the Company and certain of its officers and employees
                 (incorporated by reference to Exhibit (10) (v) to the 1994 Annual Report).

(10) (v)*        Form of Second Amendment to Severance Agreement between the Company and certain of its officers and employees (incorporated by reference to Exhibit (10) (w) to the 1994 Annual Report).

(10) (w)         Stockholders' Agreement, dated as of April 30, 1991 by and among the Company, Maurice Fishman and
                 Charles A. Hayes (incorporated by reference to Exhibit (10) (e) to the Company's Annual Report on Form
                 10-K for the fiscal year ended June 30, 1991).

(10) (x)         Amendment, dated June 29, 1994, to Stockholders' Agreement, dated as of April 30, 1991, by and among the Company, Maurice Fishman and Charles A. Hayes (incorporated by reference to Exhibit (10) (y) to the
                 1994 Annual Report).

10 (y)           Second Amendment dated January 1, 1995, to Stockholders' Agreement, dated as of April 30, 1991, by and among the Company, Maurice Fishman and Charles A. Hayes

10 (z)           Third Amendment dated June 22, 1995, to Stockholders' Agreement, dated as of April 30, 1991, by and among the Company, Maurice Fishman and Charles A. Hayes

10 (a)(a)        Stockholders' Agreement, dated as of June 22, 1990, by and among the Company, Charles A. Hayes, George
                 Greenberg and Maurice Fishman (incorporated by reference to Exhibit 10 (f) to the 1990 Annual Report).

10 (b)(b)        Amendment dated January 1, 1995,  to Stockholders' Agreement, dated as of June  22, 1990, by and among the Company, Charles A. Hayes, George Greenberg and Maurice Fishman.

10 (c)(c)        Second Amendment dated June 22, 1995,  to Stockholders' Agreement, dated as of June  22, 1990, by and among the Company, Charles A. Hayes, George Greenberg and Maurice Fishman.

(10) (d) (d)*    Short Term Incentive Compensation Plan for Key Managers (incorporated by reference to Exhibit (10) (x)
                 to the 1992 Annual Report).

(10) (e) (e)*    Management Compensation Trust Agreement between the Company and North Carolina Trust Company dated July
                 1, 1991 (incorporated by reference to Exhibit (10) (y) to the 1992 Annual Report).

(10) (f) (f)*    Amendment to the Management Compensation Trust Agreement between the Company and North Carolina Trust
                 Company dated April 1, 1992 (incorporated by reference to Exhibit (10) (z) to the 1992 Annual Report).

(10) (g) (g)*    Second Amendment to the Management Compensation Trust Agreement between the Company and North Carolina
                 Trust Company dated July 1, 1992 (incorporated by reference to Exhibit (10) (a) (a) to the 1992 Annual
                 Report).

(10) (h) (h)     Credit Agreement dated as of May 14, 1993 between the Company and Wachovia Bank of North Carolina, N.A.
                 (incorporated by reference to Exhibit (10) (y) to the 1993 Annual Report).

10 (i)(i)        Revolving Credit Facility by and between the Company, as borrower, Gold Mills, Inc. as Guarantor, and the banks listed therein.

(13)             Annual Report to Stockholders of the Company for the fiscal year ended October 1, 1995 (only those portions of such report incorporated by reference to the Annual Report on Form 10-K are filed herewith).

(21)             Subsidiaries of the Registrant.

(23)             Consent of Independent Public Accountants.

(27)             Financial Data Schedule (for SEC use only)

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

                                           GUILFORD MILLS, INC.

                                           By: /s/ Terrence E. Geremski
                                               ------------------------
                                                 Terrence E. Geremski
                                                 Vice President, Chief Financial
                                                 Officer and Treasurer
Dated:  December 29, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                 SIGNATURE                                          TITLE                                     DATE
                 ---------                                          -----                                     ----
                                                 Chairman of the Board of Directors
                                                 and Chief Executive Officer (Principal                December 29, 1995
 /s/ Charles A. Hayes                            Executive Officer)
 --------------------------------------
 Charles A. Hayes


 /s/ Maurice Fishman                             Vice Chairman of the Board of Directors               December 29, 1995
 --------------------------------------
 Maurice Fishman


 /s/ George Greenberg                            Vice Chairman of the Board of Directors               December 29, 1995
 --------------------------------------
 George Greenberg


                                                 Director; Vice President, Chief Financial
                                                 Officer and Treasurer (Principal                      December 29, 1995
 /s/ Terrence E. Geremski                        Financial and Accounting Officer)
 --------------------------------------
 Terrence E. Geremski


                                                 Director; President and Chief Operating
 /s/ John A. Emrich                              Officer                                               December 29, 1995
 --------------------------------------
 John A. Emrich


 /s/ Jacobo Zaidenweber                          Director                                              December 29, 1995
 --------------------------------------
 Jacobo Zaidenweber


 /s/ Tomokazu Adachi                             Director                                              December 29, 1995
 --------------------------------------
 Tomokazu Adachi


 /s/ Donald B. Dixon                             Director                                              December 29, 1995
 --------------------------------------
 Donald B. Dixon


 /s/ Stephen C. Hassenfelt                       Director                                              December 29, 1995
 --------------------------------------
 Stephen C. Hassenfelt

                 SIGNATURE                                          TITLE                                     DATE
                 ---------                                          -----                                     ----
 /s/ Sherry R. Jacobs                            Director                                              December 29, 1995
 --------------------------------------
 Sherry R. Jacobs


 /s/ Stig A. Kry                                 Director                                              December 29, 1995
 --------------------------------------
 Stig A. Kry


 /s/ Paul G. Gillease                            Director                                              December 29, 1995
 --------------------------------------
 Paul G. Gillease

                          INDEX TO FORM 10-K SCHEDULE


Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . .                         F-1

Schedule II - Analysis of Valuation and Qualifying Accounts for the Years
Ended October 1, 1995 and October 2, 1994, the Transition Quarter from June 28, 1993 to
September 26, 1993, and the Year Ended June 27, 1993. . . . . . . . . . . . . . . . . . . .                         F-2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Guilford Mills, Inc.:

         We have audited in accordance with generally accepted auditing standards, the financial statements included in the Guilford Mills, Inc. Annual Report to the Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 15, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule on page F-2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                             ARTHUR ANDERSEN LLP

Greensboro, North Carolina,
November  15, 1995.

                                                    GUILFORD MILLS, INC.


                                  SCHEDULE II
                 ANALYSIS OF VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended October 1, 1995 and October 2, 1994, the Transition Quarter
                      from June 28, 1993 to September 26,
                     1993, and the Year Ended June 27, 1993
                                 (In Thousands)


                                                              Additions
                                               Balance       Charged to                                         Balance
                                              Beginning        Cost and                                          End of
                                              of Period        Expenses       Deductions           Other         Period
                                             ----------        --------       ----------           -----         ------
                                                                                  (1)               (2)
For the Year Ended June 27, 1993:
  Reserve deducted from assets
  to which it applies -
    Allowance for doubtful
    accounts  . . . . . . . . . . . . . .        $5,764          $2,994          $   (21)          $(159)        $8,578
                                                 ======          ======          =======           =====         ======

For the Transition Quarter Ended
  September 26, 1993:
  Reserve deducted from assets
  to which it applies -
    Allowance for doubtful
    accounts  . . . . . . . . . . . . . .        $8,578          $   --          $    (1)          $(171)        $8,748
                                                 ======          ======          =======           =====         ======

For the Year Ended October 2, 1994:
  Reserve deducted from assets
  to which it applies -
    Allowance for doubtful
    accounts  . . . . . . . . . . . . . .        $8,748          $1,334          $(1,719)          $ 182         $8,545
                                                 ======          ======          =======           =====         ======

For the Year Ended October 1, 1995:
  Reserve deducted from assets
  to which it applies -
    Allowance for doubtful
    accounts  . . . . . . . . . . . . . .        $8,545          $3,186          $(2,645)          $(219)        $8,867
                                                 ======          ======          =======           =====         ======


(1)  Deductions are for the purpose for which the reserve was created.

(2)  Other amounts represent the effect of exchange rate fluctuations.

(3)  See Notes to Consolidated Financial Statements.

                                 Exhibit Index



(4) (e) Appointment of Successor Rights Agent, dated January 28, 1994, between the Company and Wachovia Bank of North Carolina, N.A.

10 (y) Second Amendment dated January 1, 1995, to Stockholders' Agreement, dated as of April 30, 1991, by and among the Company, Maurice Fishman and Charles A. Hayes

10 (z) Third Amendment dated June 22, 1995, to Stockholders' Agreement, dated as of April 30, 1991, by and among the Company, Maurice Fishman and Charles A. Hayes

10 (b)(b)            Amendment dated January 1, 1995,  to Stockholders'
                     Agreement, dated as of June 22, 1990, by and among the Company, Charles A. Hayes, George Greenberg and Maurice
                     Fishman.

10 (c)(c)            Second Amendment dated June 22, 1995,  to Stockholders'
                     Agreement, dated as of June 22, 1990, by and among the Company, Charles A. Hayes, George Greenberg and Maurice
                     Fishman.

10 (i)(i)            Revolving Credit Facility by and between the Company, as
                     borrower, Gold Mills, Inc. as Guarantor, and the banks listed therein.

(13) Annual Report to Stockholders of the Company for the fiscal year ended October 1, 1995 (only those portions of such report incorporated by reference to the Annual Report on Form 10-K are filed herewith).

(21)                 Subsidiaries of the Registrant.

(23)                 Consent of Independent Public Accountants.

(27)                 Financial Data Schedule (for SEC use only)