Form 10-Q
period 1995-12-31
GUILFORD MILLS INC
filed 1996-02-14
CIK 44471

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1995

                                                                 OR

         [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from                  to

                          Commission File Number 1-6922

                              GUILFORD MILLS, INC.

             (Exact name of Registrant as specified in its charter)

               Delaware                                    13-1995928

 --------------------------------------    -------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification
   incorporation or organization)            number)


                 4925 West Market Street, Greensboro, N.C. 27407
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code - (910) 316-4000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


                  Number of shares of common stock outstanding
                        at December 31, 1995 - 14,117,913

                              GUILFORD MILLS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1995


                         PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

         The consolidated financial statements included herein have been prepared by Guilford Mills, Inc. (the "Company" or "Guilford"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Balance Sheet as of October 1, 1995 has been taken from the audited financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the year ended October 1, 1995.

         The consolidated financial statements included herein reflect all adjustments (none of which are other than normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the information included. The following consolidated financial statements are included:


         Consolidated Statements of Income for the thirteen weeks ended December
           31, 1995 and January 1, 1995

         Consolidated Balance Sheets as of December 31, 1995 and October 1, 1995

         Consolidated Statements of Cash Flows for the thirteen weeks ended
            December 31, 1995 and January 1, 1995

         Condensed Notes to Consolidated Financial Statements

                              Guilford Mills, Inc.
           C O N S O L I D A T E D S T A T E M E N T S O F I N C O M E
                          For the Thirteen Weeks Ended
                      December 31, 1995 and January 1, 1995
                      (In thousands except per share data)
                                   (Unaudited)

                                                                                         December 31,       January 1,
                                                                                             1995              1995
---------------------------------------------------------------------------------------- ------------------ ------------------
NET SALES                                                                                $ 174,185          $ 182,494


---------------------------------------------------------------------------------------- ------------------ ------------------
---------------------------------------------------------------------------------------- ------------------ ------------------

COSTS AND EXPENSES:
     Cost of goods sold                                                                    146,586            149,483
     Selling and administrative                                                             19,091             18,707
---------------------------------------------------------------------------------------- ------------------ ------------------
---------------------------------------------------------------------------------------- ------------------ ------------------
                                                                                           165,677            168,190
---------------------------------------------------------------------------------------- ------------------ ------------------

OPERATING INCOME                                                                             8,508             14,304

INTEREST EXPENSE                                                                             3,400              3,711
OTHER EXPENSE, NET                                                                           1,010              1,102

---------------------------------------------------------------------------------------- ------------------ ------------------
INCOME BEFORE INCOME TAXES                                                                   4,098              9,491

INCOME TAX PROVISION                                                                         1,350              3,388
---------------------------------------------------------------------------------------- ------------------ ------------------
NET INCOME                                                                               $   2,748            $ 6,103
---------------------------------------------------------------------------------------- ------------------ ------------------

NET INCOME PER SHARE:
     Primary                                                                                  $.20               $.44
     Fully Diluted                                                                             .20                .41
---------------------------------------------------------------------------------------- ------------------ ------------------

DIVIDENDS PER SHARE                                                                           $.15               $.15
---------------------------------------------------------------------------------------- ------------------ ------------------

          See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
                C O N S O L I D A T E D B A L A N C E S H E E T S
                      December 31, 1995 and October 1, 1995
                      (In thousands except per share data)
                                   (Unaudited)



            --------------------------------------------------------  -------------- ---------------
                                                                         DECEMBER 31,   October 1,
                                                                             1995          1995

            --------------------------------------------------------  -------------- ---------------
ASSETS
Cash and cash equivalents                                                  $  17,411    $  17,964
Accounts receivable, net                                                     126,254      148,656
Inventories (Note 3)                                                         114,233      106,008
Prepaid income taxes                                                           5,927        5,530
Other current assets                                                           8,168        7,769
------------------------------------------------------------------------   ---------    ---------

              Total current assets                                           271,993      285,927
Property, net (Note 4)                                                       238,354      244,592
Cash surrender value of life insurance, net of policy loans                   38,589       37,676
Other                                                                         19,615       18,176
------------------------------------------------------------------------   ---------    ---------
              Total assets                                                 $ 568,551    $ 586,371
------------------------------------------------------------------------   ---------    ---------

LIABILITIES
Short-term borrowings                                                      $  14,562    $   9,587
Current maturities of long-term debt                                           2,250        4,078
Accounts payable                                                              42,959       54,677
Accrued liabilities                                                           32,918       39,352
------------------------------------------------------------------------   ---------    ---------
              Total current liabilities                                       92,689      107,694
Long-term debt                                                               164,809      166,368
Deferred income taxes                                                         18,011       17,518
Other deferred liabilities                                                    25,002       25,011
Minority interest                                                              1,780        2,231
------------------------------------------------------------------------   ---------    ---------
              Total liabilities                                              302,291      318,822
------------------------------------------------------------------------   ---------    ---------

STOCKHOLDERS' INVESTMENT
Preferred stock, $1 par; 1,000,000 shares authorized, none issued               --           --
Common stock, $.02 par; 40,000,000 shares authorized, 19,629,199 shares issued, 14,117,913 shares outstanding at December 31, 1995
  and 14,108,721 shares outstanding October 1, 1995                              393          393
Capital in excess of par                                                      37,490       37,467
Retained earnings                                                            286,510      285,880
Foreign currency translation loss                                            (12,490)     (10,110)
Unamortized stock compensation                                                  (926)      (1,260)
Treasury stock, at cost (5,511,286 shares at December 31, 1995 and
  5,520,478 shares at October 1, 1995)                                       (44,717)     (44,821)
------------------------------------------------------------------------   ---------    ---------
               Total stockholders' investment                                266,260      267,549
------------------------------------------------------------------------   ---------    ---------
               Total liabilities and stockholders' investment              $ 568,551    $ 586,371
------------------------------------------------------------------------   ---------    ---------


     See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
         C O N S O L I D A T E D S T A T E M E N T S O F C A S H F L O W S
                         For the Thirteen Weeks Ended
                      December 31, 1995 and January 1, 1995
                      (In thousands except per share data)
                                   (Unaudited)



------------------------------------------------------------------------------------------------   --------    --------
                                                                                                  DECEMBER 31, January 1,
                                                                                                     1995        1995
------------------------------------------------------------------------------------------------   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                     $  2,748    $  6,103
    Non-cash items included in net income --
       Depreciation and amortization                                                                 12,164      12,080
       Loss on disposition of property                                                                    9        --
       Minority interest in net income                                                                  (35)         32
       Deferred income taxes                                                                            650         937
       Increase in cash surrender value of life insurance, net of policy                               (913)       (258)
loans
       Compensation earned under restricted stock plan                                                  334         382
    Changes in assets and liabilities --
          Receivables                                                                                21,879      19,158
          Inventories                                                                                (9,315)        (46)
          Other current assets                                                                         (580)        271
          Accounts payable                                                                          (10,936)    (19,605)
          Accrued liabilities                                                                        (6,885)        459
       Other                                                                                             57         126
------------------------------------------------------------------------------------------------   --------    --------
         Net cash provided by operating activities                                                    9,177      19,639
------------------------------------------------------------------------------------------------   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property                                                                            (8,411)     (7,332)
    Proceeds from dispositions of property                                                             --           122
    Proceeds from sale of other assets                                                                 --         2,600
    (Decrease) increase in other  assets                                                             (1,868)        804
------------------------------------------------------------------------------------------------   --------    --------
         Net cash used in investing activities                                                      (10,279)     (3,806)
------------------------------------------------------------------------------------------------   --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Short-term borrowings (repayments), net                                                           5,365     (16,149)
    Payments of long-term debt                                                                       (2,450)       (816)
    Proceeds from issuance of long-term debt                                                           --         5,611
    Cash dividends                                                                                   (2,118)     (2,100)
    Common stock options exercised                                                                      167         282

------------------------------------------------------------------------------------------------   --------    --------
         Net cash provided by (used in) financing activities                                            964     (13,172)
------------------------------------------------------------------------------------------------   --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                                                    (415)     (1,701)
------------------------------------------------------------------------------------------------   --------    --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                   (553)        960
    EQUIVALENTS
------------------------------------------------------------------------------------------------   --------    --------

BEGINNING CASH AND CASH EQUIVALENTS                                                                  17,964       6,110

ENDING CASH AND CASH EQUIVALENTS                                                                   $ 17,411    $  7,070
------------------------------------------------------------------------------------------------   --------    --------

      See accompanying condensed notes to consolidated financial statements

                              GUILFORD MILLS, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995
                        (In thousands except share data)

1. Seasonal Fluctuations -- Results for any portion of a year are not necessarily indicative of the results to be expected for a full year, due to seasonal aspects of the textile industry.

     Reclassifications - For comparative purposes certain amounts for 1995 have been reclassified to conform with the 1996 presentation.

2. Per Share Information -- Primary net income per share information has been computed by dividing net income by the weighted average number of shares of common stock, par value $.02 per share, of the Company (the "Common Stock") and Common Stock equivalents outstanding during the periods. The average shares used in computing primary net income per share for the thirteen weeks ended December 31, 1995 and January 1, 1995 were 14,082,000 and 13,887,000, respectively.

     Fully diluted income per share information also considers as applicable (i) the dilutive effect, if any, assuming that the Company's convertible debentures were converted at the beginning of the current fiscal period, with earnings being increased by the interest expense, net of income taxes, that would not have been incurred had conversion taken place and (ii) any additional dilutive effect for stock options and restricted stock grants. The average shares used in computing fully diluted net income per share for the thirteen weeks ended December 31, 1995 and January 1, 1995 were 14,082,000 and 16,151,000, respectively.


3. Inventories -- Inventories are carried at the lower of cost or market. Cost is determined for substantially all inventories using the LIFO (last-in, first-out) method.

     Inventories at December 31, 1995 and October 1, 1995 consisted of the following:


                                                                       December  31,         October 1,
                                                                           1995                1995
                                                                   ------------------   -----------------
  Finished goods                                                      $  48,450            $  45,745
  Raw materials and work in process                                      74,429               69,786
  Manufacturing supplies                                                 12,440               11,968
                                                                   ------------------
                                                                                        -----------------

  Total inventories valued at first-in, first-out (FIFO) cost           135,319              127,499
  Less -- Adjustments to reduce FIFO cost to LIFO cost, net              21,086               21,491
                                                                   ------------------   -----------------
       Total inventories                                               $114,233             $106,008
                                                                   ==================   =================


4. Accumulated Depreciation -- Accumulated depreciation at December 31, 1995 and October 1, 1995 was $313,827 and $302,576 respectively.

5. Subsequent Event -- On January 17, 1996, the Company acquired 100% of the outstanding capital stock of Hofmann Laces, Ltd., Raschel Fashions Interknitting, Ltd., and Curtains and Fabrics, Inc. ("Hofmann Laces"). Pursuant to the stock purchase agreement, the aggregate purchase price consisted of three components: (i) a cash payment of $22,007, representing an estimate of the combined net worth of Hofmann Laces as of December 31, 1995, less a loan described below, (ii) 200,000 shares of the Company's common stock, the transfer of which is prohibited, with certain exceptions, until December 31, 2000 and
(iii) a contingent payment, payable in cash or shares of the Company's stock, or a combination of cash and stock based on a specified formula for the five year period ending December 31, 2000. In addition, the Company loaned one of the companies $16,500, an amount equal to such company's accumulated adjustments account which was distributed to the Seller at the closing date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Results of Operations

     For the first quarter of fiscal 1996, consolidated sales of $174.2 million decreased $8.3 million from the comparable period of the previous year.

     Sales in the apparel and home fashions business unit declined 4.7% from the comparable period of the previous year primarily as a result of the weak retail environment. Sales declines of 2.4% in intimate apparel, sleepwear and robewear, 7.8% in swimwear and shapewear, and 10.3% in linings were partially offset by moderate sales increases in ready-to-wear warp knit and circular knit products, and fastener and industrial products. Furniture fabric, which is now included as part of the Apparel business unit, remained relatively flat. Although the outlook for the retail markets appears weak, the Company anticipates flat to slightly improved sales for fiscal 1996 due to a gain in market share of the value added products which will offset the decline in the traditional products.

     Sales in the U.S. automotive business unit were flat from the comparable period of the previous year. This resulted from a 2.1% increase in sales of headliner and bodycloth fabrics, offset by a decrease in sales of fabrics for recreational vehicles and vans. Although the domestic automotive original equipment manufacturer (OEM) market has softened, the Company expects improved sales growth for fiscal 1996 in this business unit as a result of increased market share of headliner and bodycloth.

     Sales of the Company's U.K. business unit decreased 10.3% from the comparable period of the previous year. This decrease was a result of the softening of Europe's automotive market, which had seen significant growth in the prior year, with lower market forecasts and an economy that is not likely to significantly improve in 1996. While there is some opportunity for new programs, the Company expects lower full year sales in its European operations.

     Sales from the Company's Mexican subsidiary decreased 12.1%. This decrease resulted from an average peso exchange rate decline of 50.9% from the prior year's first quarter. On a peso comparative basis, sales of the Mexican subsidiary increased 77.3%. The Company anticipates that the peso's uncertainty will continue to impact future revenue translation and total sales of its Mexican subsidiary.

     Margins for the first quarter of fiscal 1996 declined to 15.8% compared to last year's 18.1%. Sales volume decreases resulted in a net contribution loss of $1.2 million. The margins of the U.S. Automotive Business Unit were impacted by $1.1 million as a result of ten one-time model change launch costs in the Company's key technologies, including new warp knits, yarn dye circular knits, woven velour products, and new print technology. In addition, raw material price increases, primarily fiber, incurred in the fourth quarter could not be passed along to the Company's customers. The margins of the Fibers Business Unit were also impacted by a $1.8 million charge relating to the write-off of inventory. Raw material price increases were somewhat offset by new product pricing and operating efficiencies in the Apparel Business Unit.

     Selling and administrative expenses for the first quarter were relatively flat at $19.1 million compared to last year's $18.7 million.

     Interest expense for the first quarter decreased to $3.4 million compared to last year's $3.7 million. Short-term interest expense was flat with a negligible increase in borrowing rates offset by interest income.

     The effective income tax rate was 32.9% in the first quarter of fiscal 1996 compared to 35.7% in the comparable quarter of the prior year due to the proportionate impact of credits relative to the considerable decline in pre-tax income from year to year. However, the Company expects the effective tax rate for the year to be higher than the prior year's rate as a result of the Hofmann Laces acquisition.

     Net income for the first quarter was $2.7 million, or $.20 per primary share, compared to $6.1 million, or $.44 per primary share, for the comparable period of the previous year.

     The results of operations on a consolidated basis for the first quarter of 1996 were not significantly impacted by the devaluation of the Mexican peso. In the balance sheet, the result of this translation loss is a reduction in stockholders' equity, as required by Statement of Financial Accounting Standards No. 52, and accordingly is not reflected in the income of the Company. In management's view, a risk of loss of earnings exists in the future related to net U.S. dollar transactions and from a decline of the Company's sales in Mexico. The Mexican government has issued guidelines allowing for the increase of selling prices for both apparel and automotive manufacturers and the Company has increased utilization of the Mexican operations. The Mexican operation has also had success in limiting its exposure as a result of the peso devaluation by invoicing in U.S. dollars certain transactions on products for ultimate export. The Company cannot determine to what extent these actions may offset the possible negative impact of this economic uncertainty.

Liquidity and Capital Requirements

     At December 31, 1995, working capital was $179.3 million compared to $178.2 million at October 1, 1995. Although the Company has experienced raw material cost increases, it has not had an impact on the Company's liquidity. The Company maintains flexibility with respect to its seasonal working capital needs through a committed revolving credit facility of $150 million and its continued access to other traditional sources of funds, including available uncommitted lines of credit aggregating over $100 million, and the ability to receive advances against its factored accounts receivable. Management believes that the Company's financial position and operating performance will continue to provide the Company with necessary capital from appropriate financial markets.

     On January 17, 1996 the Company acquired 100% of the outstanding capital stock of Hofmann Laces, Ltd., Raschel Fashion Interknitting, Ltd., and Curtains and Fabrics, Inc ("Hofmann Laces"). On that date the Company borrowed approximately $60 million under its revolving credit facility to fund the purchase of the stock and to refinance the majority of the existing debt of Hofmann Laces.

Contingencies and Future Operations

     Since January 1992, the Company has been involved in discussions with the United States Environmental Protection Agency ("EPA") regarding remedial actions at its Gold Mills, Inc. ("Gold") facility in Pine Grove, Pennsylvania which was acquired in October 1986. Between 1988 and 1990, the Company implemented a number of corrective measures at the facility in conjunction with the Pennsylvania Department of Environmental Resources and incurred approximately $3.5 million in costs. Subsequently, through negotiations with the EPA, Gold entered into a Final Administrative Consent Order with the EPA, effective October 14, 1992. Pursuant to such order, Gold has performed (i) certain measures designed to prevent any potential threats to the environment at the facility and (ii) an investigation to fully determine the nature of any release of hazardous substances at the facility. In addition, Gold will conduct a study to evaluate alternatives for any corrective action which may be necessary at the facility. The failure of Gold to comply with the terms of the Consent Order may result in the imposition of monetary penalties against Gold. In the fourth quarter of 1992, a pre-tax charge of $8.0 million was provided for the estimated future cost of the additional remediation.

     During the fourth quarter of 1992, the Company also received a Notice of Violation from the North Carolina Division of Environmental Management concerning ground water contamination on or near one of its North Carolina facilities. The Company has voluntarily agreed to allow the installation of monitoring wells at the site to determine the source of the contaminants, but denies that such contaminants originated from the Company's operations or property. An additional pre-tax charge of $1.3 million was provided in the fourth quarter of 1992 to reflect the estimated future costs of monitoring this and other environmental matters including the removal of underground storage tanks at the Company's facilities. At December 31, 1995, environmental accruals amounted to $6.2 million of which $5.2 million is non-current and is included in other deferred liabilities in the balance sheet.

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

Subsequent Event

     On January 17, 1996 the Company acquired 100% of the outstanding capital stock of Hofmann Laces, Ltd., Raschel Fashion Interknitting, Ltd., and Curtains and Fabrics, Inc. (See footnote 5 to the Condensed Notes to the Consolidated Financial Statements) .


                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings. Reference is made to Item 3 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995, which item is incorporated herein by reference.

Items 2 - 3.  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

       The Company's 1995 Annual Meeting of Stockholders was held on February 1, 1996. At such meeting, the stockholders elected each of Maurice Fishman, Paul G. Gillease, Stephen C. Hassenfelt and Charles A. Hayes to serve as directors for a three-year term expiring after the Company's 1998 fiscal year. In addition, the stockholders at such meeting ratified the selection of Arthur Andersen LLP as independent auditors for the fiscal year ending September 29, 1996. The number of votes cast for, against or withheld, as well as the number of abstentions, as the case may be, with respect to each matter voted upon at the 1995 Annual Stockholders' Meeting is set forth below:

       (1)    Election of Directors

              Director                                Votes For                         Votes Withheld

              Maurice Fishman                          10,949,668                             229,066
              Paul G. Gillease                         10,951,471                             227,588
              Stephen C. Hassenfelt                    11,025,810                             152,924
              Charles A. Hayes                         10,951,586                             227,148

       (2)    Ratification of Selection of Auditors


              Votes For                              Votes Against                      Abstentions

              11,145,166                                   15,203                            18,365


Items 5 - 6.  Not Applicable.

                                   SIGNATURES




       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          GUILFORD MILLS, INC.
                                          (Registrant)



Date:  February 14, 1996                   By:  /s/ Terrence E. Geremski


                                           Terrence E. Geremski
                                           Vice President/Chief Financial
                                           Officer and Treasurer