Form 10-Q
period 1996-03-31
GUILFORD MILLS INC
filed 1996-05-15
CIK 44471

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                                                 OR

         [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from                  to

                          Commission File Number 1-6922

                              GUILFORD MILLS, INC.

             (Exact name of Registrant as specified in its charter)

               Delaware                                    13-1995928
 --------------------------------          -------------------------------------
 (State or other jurisdiction of              (I.R.S. Employer Identification
   incorporation or organization)                         number)


                 4925 West Market Street, Greensboro, N.C. 27407

               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code - (910) 316-4000

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


                  Number of shares of common stock outstanding
                         at March 31, 1996 - 14,431,231

                              GUILFORD MILLS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1996


                         PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

         The consolidated financial statements included herein have been prepared by Guilford Mills, Inc. (the "Company" or "Guilford"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Balance Sheet as of October 1, 1995 has been taken from the audited financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the year ended October 1, 1995 and Form 8-K and 8-K/A dated January 17, 1996.

         The consolidated financial statements included herein reflect all adjustments (none of which are other than normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the information included. The following consolidated financial statements are included:


         Consolidated Statements of Income for the twenty-six weeks ended March
           31, 1996 and April 2, 1995

         Consolidated Statements of Income for the thirteen weeks ended March
           31, 1996 and April 2, 1995

         Consolidated Balance Sheets as of March 31, 1996 and October 1, 1995

         Consolidated Statements of Cash Flows for the twenty-six weeks ended
            March 31, 1996 and April 2, 1995

         Condensed Notes to Consolidated Financial Statements

                              Guilford Mills, Inc.
           C O N S O L I D A T E D S T A T E M E N T S O F I N C O M E
         For the Twenty-Six Weeks Ended March 31, 1996 and April 2, 1995
                      (In thousands except per share data)
                                   (Unaudited)



- ---------------------------------------------------------------------------------------- ------------------ ------------------
                                                                                              MARCH 31,           APRIL 2,
                                                                                                1996               1995
- ---------------------------------------------------------------------------------------- ------------------ ------------------
NET SALES                                                                                     $381,283            $384,379
- ---------------------------------------------------------------------------------------- ------------------ ------------------
- ---------------------------------------------------------------------------------------- ------------------ ------------------

COSTS AND EXPENSES:
     Cost of goods sold                                                                        320,308            312,888
     Selling and administrative                                                                 38,665              38,753
- ---------------------------------------------------------------------------------------- ------------------ ------------------
                                                                                               358,973             351,641
- ---------------------------------------------------------------------------------------- ------------------ ------------------

OPERATING INCOME                                                                                22,310              32,738

INTEREST EXPENSE                                                                                 7,866               7,183
OTHER EXPENSE, NET                                                                               1,438               1,988
- ---------------------------------------------------------------------------------------- ------------------ ------------------
INCOME BEFORE INCOME TAXES                                                                      13,006              23,567

INCOME TAX PROVISION                                                                             4,376               8,088
- ---------------------------------------------------------------------------------------- ------------------ ------------------
NET INCOME                                                                                      $8,630            $ 15,479
- ---------------------------------------------------------------------------------------- ------------------ ------------------

NET INCOME PER SHARE:
     Primary                                                                                      $.61              $1.11
     Fully Diluted                                                                                 .59               1.03
- ---------------------------------------------------------------------------------------- ------------------ ------------------

DIVIDENDS PER SHARE                                                                               $.30              $ .30
- ---------------------------------------------------------------------------------------- ------------------ ------------------

See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
           C O N S O L I D A T E D S T A T E M E N T S O F I N C O M E
          For the Thirteen Weeks Ended March 31, 1996 and April 2, 1995
                      (In thousands except per share data)
                                   (Unaudited)




- ---------------------------------------------------------------------------------------- ------------------ ------------------
                                                                                              MARCH 31,           APRIL 2,
                                                                                                   1996            1995
- ---------------------------------------------------------------------------------------- ------------------ ------------------

NET SALES                                                                                     $207,097            $201,885
- ---------------------------------------------------------------------------------------- ------------------ ------------------

COSTS AND EXPENSES:
     Cost of goods sold                                                                        173,721            163,405
     Selling and administrative                                                                 19,575              20,046
- ---------------------------------------------------------------------------------------- ------------------ ------------------
                                                                                               193,296             183,451
- ---------------------------------------------------------------------------------------- ------------------ ------------------

OPERATING INCOME                                                                                13,801              18,434

INTEREST EXPENSE                                                                                 4,466               3,472
OTHER EXPENSE, NET                                                                                 427                 886
- ---------------------------------------------------------------------------------------- ------------------ ------------------
INCOME BEFORE INCOME TAXES                                                                       8,908              14,076

INCOME TAX PROVISION                                                                             3,026               4,700
- ---------------------------------------------------------------------------------------- ------------------ ------------------
NET INCOME                                                                                      $5,882            $  9,376
- ---------------------------------------------------------------------------------------- ------------------ ------------------

NET INCOME PER SHARE:
     Primary                                                                                      $.41              $0.67
     Fully Diluted                                                                                 .39               0.61
- ---------------------------------------------------------------------------------------- ------------------ ------------------

DIVIDENDS PER SHARE                                                                               $.15              $ .15
- ---------------------------------------------------------------------------------------- ------------------ ------------------


See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
                C O N S O L I D A T E D B A L A N C E S H E E T S
                       March 31, 1996 and October 1, 1995
                      (In thousands except per share data)
                                   (Unaudited)



- ------------------------------------------------------------------------ -------------------- -----------------
                                                                               MARCH 31,           October 1,
                                                                                 1996                 1995
- ------------------------------------------------------------------------   -------------------- -----------------
ASSETS
Cash and cash equivalents                                                       $ 25,801            $  17,964
Accounts receivable, net                                                         153,324              148,656
Inventories (Note 3)                                                             151,586              106,008
Prepaid income taxes                                                               5,846                5,530
Other current assets                                                               7,408                7,769
- ------------------------------------------------------------------------ -------------------- -----------------

              Total current assets                                               343,965              285,927
Property, net (Note 4)                                                           291,887              244,592
Cash surrender value of life insurance, net of policy loans                       39,600               37,676
Other                                                                             21,928               18,176
- ------------------------------------------------------------------------ -------------------- -----------------
              Total assets                                                      $697,380             $586,371
- ------------------------------------------------------------------------ -------------------- -----------------

LIABILITIES
Short-term borrowings                                                          $  53,909           $    9,587
Current maturities of long-term debt                                               4,126                4,078
Accounts payable                                                                  51,471               54,677
Accrued liabilities                                                               43,747               39,352
- ------------------------------------------------------------------------ -------------------- -----------------
              Total current liabilities                                          153,253              107,694
Long-term debt                                                                   226,335              166,368
Deferred income taxes                                                             19,142               17,518
Other deferred liabilities                                                        23,827               25,011
Minority interest                                                                  1,925                2,231
- ------------------------------------------------------------------------ -------------------- -----------------
              Total liabilities                                                 $424,482             $318,822
- ------------------------------------------------------------------------ -------------------- -----------------

STOCKHOLDERS' INVESTMENT
Preferred stock, $1 par; 1,000,000 shares authorized, none issued
Common stock, $.02 par; 40,000,000 shares authorized, 19,629,199 shares issued, 14,431,231 shares outstanding at March 31, 1996
  and 14,108,721 shares outstanding at  October 1, 1995                              393                  393
Capital in excess of par                                                          38,819               37,467
Retained earnings                                                                290,227              285,880
Foreign currency translation loss                                                (13,529)             (10,110)
Unamortized stock compensation                                                      (611)              (1,260)
Treasury stock, at cost (5,197,968 shares at March 31, 1996 and
  5,520,478 shares at October 1, 1995)                                           (42,401)             (44,821)
- ------------------------------------------------------------------------ -------------------- -----------------
               Total stockholders' investment                                    272,898              267,549
- ------------------------------------------------------------------------ -------------------- -----------------
               Total liabilities and stockholders' investment                   $697,380             $586,371
- ------------------------------------------------------------------------ -------------------- -----------------

See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
        CO N S O L I D A T E D S T A T E M E N T S O F C A S H F L O W S
        For the Twenty-six Weeks Ended March 31, 1996 and April 2, 1995
                      (In thousands except per share data)
                                   (Unaudited)




- ---------------------------------------------------------------------------- -------------------- ---------------------
                                                                                     MARCH 31,             April 2,
                                                                                      1996                  1995
- ---------------------------------------------------------------------------- -------------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                     $  8,630            $  15,479
    Non-cash items included in net income --
       Depreciation and amortization                                                 26,705               23,789
       Loss (Gain) on disposition of property                                            66                 (116)
       Minority interest in Net (Income) Loss                                           (46)                 209
       Deferred income taxes                                                          1,658                  168
       Increase in cash surrender value of life insurance, net of policy  loans      (1,736)                (754)
       Compensation earned under restricted stock plan                                  649                  765
    Changes in assets and liabilities --
       Receivables                                                                    4,729               (7,494)
       Inventories                                                                  (17,901)             (14,271)
       Other current assets                                                             315                  520
       Accounts payable                                                              (7,584)               8,812
       Accrued liabilities                                                            1,570                7,371
     Other                                                                             (846)                 471
- --------------------------------------------------------------- ------------- -------------------- ---------------------
         Net cash provided by operating activities                                   16,209               34,949
- --------------------------------------------------------------- ------------- -------------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property                                                           (23,091)             (25,596)
    Proceeds from disposition of property                                               823                  350
    Proceeds from sale of other assets                                                   --                2,600
    Decrease in other  assets                                                           153                1,671
    Purchase of business, net of cash acquired                                      (19,302)                  --
- --------------------------------------------------------------- ------------- -------------------- ---------------------
         Net cash used in investing activities                                      (41,417)             (20,975)
- --------------------------------------------------------------- ------------- -------------------- ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Short-term borrowings (repayments), net                                          44,608               (9,366)
    Payments of long-term debt                                                      (65,473)              (1,591)
    Proceeds from issuance of long-term debt                                         58,777                4,166
    Cash dividends                                                                   (4,283)              (4,197)
    Common stock options exercised                                                      187                  375
- --------------------------------------------------------------- ------------- -------------------- ---------------------
         Net cash provided by (used in) financing activities                         33,816              (10,613)
- --------------------------------------------------------------- ------------- -------------------- ---------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                                    (771)              (1,851)
- --------------------------------------------------------------- ------------- -------------------- ---------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             7,837                1,510
    EQUIVALENTS
- --------------------------------------------------------------- ------------- -------------------- ---------------------

BEGINNING CASH AND CASH EQUIVALENTS                                                  17,964                6,110

ENDING CASH AND CASH EQUIVALENTS                                                   $ 25,801             $  7,620
- --------------------------------------------------------------- ------------- -------------------- ---------------------


See accompanying condensed notes to consolidated financial statements.

                              GUILFORD MILLS, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996
                        (In thousands except share data)



1. Seasonal Fluctuations -- Results for any portion of a year are not necessarily indicative of the results to be expected for a full year, due to seasonal aspects of the textile industry.

2. Per Share Information -- Primary net income per share information has been computed by dividing net income by the weighted average number of shares of common stock, par value $.02 per share, of the Company (the "Common Stock") and Common Stock equivalents outstanding during the periods. The average shares used in computing primary net income per share for the twenty-six weeks ended March 31, 1996 and April 2, 1995 were 14,160,000 and 13,887,000, respectively. The average shares used in computing primary net income per share for the thirteen weeks ended March 31, 1996 and April 2, 1995 were 14,254,000 and 13,977,000, respectively.

     Fully diluted income per share information also considers as applicable (i) the dilutive effect, if any, assuming that the Company's convertible debentures were converted at the beginning of the current fiscal period, with earnings being increased by the interest expense, net of income taxes, that would not have been incurred had conversion taken place and (ii) any additional dilutive effect for stock options and restricted stock grants. The average shares used in computing fully diluted net income per share for the twenty-six weeks ended March 31, 1996 and April 2, 1995 were 16,522,000 and 16,188,000, respectively.
The average shares used in computing fully diluted net income per share for the thirteen weeks ended March 31, 1996 and April 2, 1995 were 16,561,000 and 16,228,000, respectively.

3. Inventories -- Inventories are carried at the lower of cost or market. Cost is determined for the majority of all inventories using the LIFO (last-in, first-out) method.

     Inventories at March 31, 1996 and October 1, 1995 consisted of the following:




                                                                        March  31,           October 1,
                                                                           1996                1995
                                                                   ------------------   -----------------
  Finished goods                                                      $  66,327            $  45,745
  Raw materials and work in process                                      94,419               69,786
  Manufacturing supplies                                                 12,163               11,968
                                                                   ------------------
                                                                                        -----------------

  Total inventories valued at first-in, first-out (FIFO) cost           172,909              127,499
  Less -- Adjustments to reduce FIFO cost to LIFO cost, net              21,323               21,491
                                                                   ------------------   -----------------
       Total inventories                                               $151,586             $106,008
                                                                   ==================   =================


4. Accumulated Depreciation -- Accumulated depreciation at March 31, 1996 and October 1, 1995 was $325,813 and $302,576 respectively.

5. Acquisition -- On January 17, 1996, the Company acquired 100% of the outstanding capital stock of Hofmann Laces, Ltd., Raschel Fashion Interknitting, Ltd., and Curtains and Fabrics, Inc. (collectively "Hofmann Laces"). Hofmann Laces produces knitted lace fabrics for the apparel, intimate apparel and home furnishings markets. Hofmann Laces also produces stretch knit fabric for the apparel, intimate apparel and swimsuit markets. Pursuant to the stock purchase agreement, the aggregate purchase price consisted of three components: (i) a cash payment of $22,007, representing an estimate of the combined net worth of Hofmann Laces as of December 31, 1995, less a loan described below, (ii) 200,000 shares of the Company's Common Stock delivered to the seller at the closing date, the further transfer of which is prohibited, with certain exceptions, until December 31, 2000 and (iii) a contingent payment, payable in cash or shares of the Company's Common Stock, or a combination of cash and Common Stock based on a specified formula for the five year period ending December 31, 2000. In addition, the Company loaned one of the Hofmann Laces' companies $16,500, an amount equal to such company's accumulated adjustments account which was distributed to the Seller at the closing date. The acquisition was accounted for using the purchase method of accounting and accordingly the purchase price was allocated to assets and liabilities based on their estimated fair values as of the date of the acquisition.

      The following unaudited pro forma information shows the results of the Company's operations as though the purchase had been made at the beginning of the second quarter of fiscal 1995: for the twenty-six weeks ended April 2, 1995, sales of $402.8 million, net income of $17.3 million, and earnings per share of $1.23: for the thirteen weeks ended April 2, 1995, sales of $220.3 million, net income of $11.1 million, and earnings per share of .79 cents. The unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the purchase actually been made at the beginning of the second quarter of fiscal 1995.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

     For the first six months of fiscal 1996, consolidated sales of $381.3 million decreased $3.1 million from the prior year period. For the second quarter of fiscal 1996, consolidated sales of $207.1 million increased $5.2 million from the comparable period of the prior year.

     Sales of Hofmann Laces for the first six months and for the second quarter of fiscal 1996 were 4.7% and 8.6% of consolidated sales, respectively. On January 17, 1996, the Company acquired Hofmann Laces and its operating results have been included thereafter.

     Sales in the apparel and home fashions business unit declined 6.6% for the first six months of fiscal 1996 compared to the prior year period. This resulted from sales declines of 22.5% in intimate apparel which consists of lingerie, sleepwear and robewear products, 8.0% in ready-to-wear warp and circular knit products and 6.2% in shapewear and swimwear. These declines were partially offset by sales increases of 8.9% in fastener and industrial products. Sales for the second quarter of fiscal year 1996 declined 8.2% compared to the prior year period. This resulted from sales declines of 33.6% in intimate apparel, 4.8% in swimwear and shapewear, and 15.6% in ready-to-wear warp knit and circular knit products.
These decreases were partially offset by sales increases of 15.8% in fastener and industrial products, and 12.1% in linings and furniture fabric products. Sales for the first six months and second quarter were adversely affected by the weak retail environment. Although the outlook for the retail markets continues to appear weak, the Company anticipates flat sales in this business unit for fiscal 1996 due to a gain in market share of new value added products which is expected to offset the decline in the traditional products.

     Sales in the U.S. automotive business unit were flat for the first six months and second quarter of fiscal 1996 compared to the prior year periods. For the second quarter of fiscal 1996, recreational vehicle and van fabric sales increased 18.5% and were offset by a decline of 6.4% in headliner and bodycloth fabric sales. Although the domestic automotive original equipment manufacturer
(OEM) market has softened, the Company expects slightly improved sales growth for fiscal 1996 in this business unit as a result of a change in mix to higher value added products and continued market share growth in the headliner and bodycloth markets.

     Sales in the Company's U.K. automotive business unit declined 12.7% for the first six months and 14.7% for the second quarter of fiscal 1996 compared to the prior year periods. These decreases were the result of a softening European automotive market with flat market forecasts and excess inventories. While there is some opportunity for new programs, the Company expects lower full year sales in its European operations compared to the prior year.

     Sales of the Company's Mexican business unit increased 5.5% for the first six months and 30.5% for the second quarter of fiscal 1996 compared to the prior year periods. On a peso comparative basis, sales of the Mexican business unit increased 68.8% for the first six months and 61.5% for the second quarter of fiscal 1996 compared to the prior year periods. These increases were a result of a change in sales mix which yielded a greater percentage of apparel sales. The Company anticipates that the peso's uncertainty will continue to impact future revenue translation and total sales of its Mexican subsidiary.

     Margins for the first six months of fiscal 1996 declined to 16.0% from last year's 18.6%. Sales volume decreases resulted in a margin loss of $3.9 million. Margins in the automotive business unit were negatively impacted by $1.1 million as a result of ten one-time model change launch costs in the Company's key technologies. In addition, margins declined due to raw material price increases and manufacturing inefficiences. Margins in the U.K. business unit were adversely affected by $1.0 million as a result of price decreases due to the devaluation of the British sterling from the Spanish peseta and German mark and an unfavorable sales mix. The margins related to the fibers operations were also impacted by a $1.8 million charge relating to the write-off of inventory. Manufacturing inefficiencies in the apparel and U.S. automotive business units also resulted in a loss of margin. Margins for the second quarter of fiscal 1996 declined to 16.1% from last year's 19.1%. Sales volume decreases resulted in a margin loss of $2.3 million. Margins in the U.K. business unit were adversely affected by the devaluation of the British sterling from the Spanish peseta and German mark and an unfavorable sales mix. These decreases were partially offset by the inclusion of Hofmann Laces for the first time.

     Selling and administrative expenses for the first six months and second quarter of fiscal 1996 were relatively flat compared to the prior year periods. Increased selling and administrative costs as a result of the Hofmann Laces acquisition in the second quarter were offset by lower provision for performance based incentive compensation plans.

     Interest expense increased to $7.9 million for the first six months of fiscal 1996 from the prior year period of $7.2 million and to $4.5 for the second quarter of fiscal 1996 compared to the prior year period of $3.5 million. These increases were due to the additional borrowings related to the acquisition and consolidation of Hofmann Laces, which increased interest expense of $1.1 million. In addition, average short-term borrowings increased as a result of working capital requirements but were more than offset by lower interest rates as a result of favorable credit arrangements and interest income.

     The effective income tax rate for the first six months of fiscal 1996 was 33.7% compared to the prior year period of 34.3% and was 34.0% for the second quarter of fiscal 1996 compared to the prior year period of 33.4%.. The Company expects the effective tax rate for the year to be approximately 34.0% due to the proportionate share of U.K., Mexico and Hofmann Laces pre-tax income to the total pre-tax income at higher statutory rates.

     Net income for the first six months of fiscal 1996 decreased to $8.6 million from the prior year period of $15.5 million and to $5.9 million for the second quarter of fiscal 1996 from the prior year period of $9.4 million.

     The results of operations on a consolidated basis for the first six months and the second quarter of 1996 were not significantly impacted by the devaluation of the Mexican peso. In the balance sheet, the result of this translation loss is a reduction in stockholders' equity, as required by Statement of Financial Accounting Standards No. 52, and accordingly is not reflected in the income of the Company. In management's view, a risk of loss of earnings exists in the future related to net U.S. dollar transactions. The Mexican government has issued guidelines allowing for the increase of selling prices for both apparel and automotive manufacturers and the Company has increased utilization of the Mexican operations. The Mexican operation has also had success in limiting its exposure as a result of the peso devaluation by invoicing in U.S. dollars certain transactions on products for ultimate export. The Company cannot determine to what extent these actions may offset the possible negative impact of this economic uncertainty.

Liquidity and Capital Requirements

     At March 31, 1996, working capital was $190.7 million compared to $178.2 million at October 1, 1995. This increase in working capital primarily is a result of increased accounts receivable of $4.7 million and inventory of $45.6 million, partially offset by increased short-term borrowings of $44.3 million. Although the Company has experienced raw material cost increases, it has not had an impact on the Company's liquidity. The Company maintains flexibility with respect to its seasonal working capital needs through a committed revolving credit facility of $150 million and its continued access to other traditional sources of funds, including available uncommitted lines of credit aggregating over $100 million, and the ability to receive advances against its factored accounts receivable. Management believes that the Company's financial position and operating performance will continue to provide the Company with necessary capital from appropriate financial markets.


     On January 17, 1996 the Company acquired 100% of the outstanding capital stock of Hofmann Laces. On that date the Company borrowed approximately $60 million under its revolving credit facility to fund the purchase of the stock and to refinance the majority of the existing debt of Hofmann Laces. This amount has been classified as long-term debt on the Balance Sheet.

Contingencies and Future Operations

     Since January 1992, the Company has been involved in discussions with the United States Environmental Protection Agency ("EPA") regarding remedial actions at its Gold Mills, Inc. ("Gold") facility in Pine Grove, Pennsylvania which was acquired in October 1986. Between 1988 and 1990, the Company implemented a number of corrective measures at the facility in conjunction with the Pennsylvania Department of Environmental Resources and incurred approximately $3.5 million in costs. Subsequently, through negotiations with the EPA, Gold entered into a Final Administrative Consent Order with the EPA, effective October 14, 1992. Pursuant to such order, Gold has performed (i) certain measures designed to prevent any potential threats to the environment at the facility and (ii) an investigation to fully determine the nature of any release of hazardous substances at the facility. In addition, Gold will conduct a study to evaluate alternatives for any corrective action which may be necessary at the facility. The failure of Gold to comply with the terms of the Consent Order may result in the imposition of monetary penalties against Gold. In the fourth quarter of 1992, a pre-tax charge of $8.0 million was provided for the estimated future cost of the additional remediation. At March 31, 1996, environmental accruals amounted to $6.1 million of which $5.1 million is non-current and is included in other deferred liabilities on the Balance Sheet.

     During the fourth quarter of 1992, the Company also received a Notice of Violation from the North Carolina Division of Environmental Management concerning ground water contamination on or near one of its North Carolina facilities. The Company denies that such contaminants originated from the Company's operations or property. (An additional pre-tax charge of $1.3 million was provided in the fourth quarter of 1992 to reflect the estimated future costs of monitoring this and other environmental matters including the removal of underground storage tanks at the Company's facilities; the Company has removed substantially all underground storage tanks at its facilities). Management believes at this time that the final resolution of this matter will not have a material adverse effect on the Company's financial position or future results of operations.

     The Company is also involved in other litigation and environmental matters arising in the ordinary course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's financial position or future results of operations.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings. Reference is made to the discussion regarding the pending lawsuit brought by Skylon Corporation against George Greenberg, the former president, and a current director of the Company, contained in
Item 3 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995, which item is incorporated herein by reference. On February 20, 1996, the Second Circuit Court of Appeals issued an order denying
Mr. Greenberg's petition for interlocutory appeal from a portion of an order previously issued by the United States District Court of New York in this matter. Mr. Greenberg continues to vigorously defend this matter.

Items 2 - 5.  Not Applicable

Item 6. Reports on Form 8-K. On February 1, 1996, the Company filed a Form 8-K in connection with the acquisition of Hofmann Laces and filed a subsequent Form 8-K/A on April 1, 1996 which set forth certain financial information relating to the acquisition.

                                   SIGNATURES





       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   GUILFORD MILLS, INC.
                                   (Registrant)



Date:    May 15, 1996              By: /s/ Terrence E. Geremski



                                   Terrence E. Geremski
                                   Vice President/Chief Financial
                                   Officer and Treasurer