Form 10-Q
period 1996-06-30
GUILFORD MILLS INC
filed 1996-08-14
CIK 44471

                                                                          Page 1
                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                                                 OR

         [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from                  to

                          Commission File Number 1-6922

                              GUILFORD MILLS, INC.

             (Exact name of Registrant as specified in its charter)

              Delaware                                     13-1995928
- --------------------------------------          -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
  incorporation or organization)                  number)


                 4925 West Market Street, Greensboro, N.C. 27407

               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code - (910) 316-4000

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


                  Number of shares of common stock outstanding
                           at June 30, 1996 14,441,887

                              GUILFORD MILLS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1996


                         PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements


         The consolidated financial statements included herein have been prepared by Guilford Mills, Inc. (the "Company" or "Guilford"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Balance Sheet as of October 1, 1995 has been taken from the audited financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the year ended October 1, 1995 and Form 8-K and Form 8-K/A filed February 1, 1996 and April 1, 1996 respectively.


         The consolidated financial statements included herein reflect all adjustments (none of which are other than normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the information included. The following consolidated financial statements are included:


         Consolidated Statements of Income for the thirty-nine weeks ended June
           30, 1996 and July 2, 1995

         Consolidated Statements of Income for the thirteen weeks ended June 30, 1996 and July 2, 1995

         Consolidated Balance Sheets as of June 30, 1996 and October 1, 1995

         Consolidated Statements of Cash Flows for the thirty-nine weeks ended
           June 30, 1996 and July 2, 1995

         Condensed Notes to Consolidated Financial Statements

                              Guilford Mills, Inc.
           C O N S O L I D A T E D S T A T E M E N T S O F I N C O M E
         For the Thirty-nine weeks Ended June 30, 1996 and July 2, 1995
                      (In thousands except per share data)
                                   (Unaudited)





                                                                                             JUNE 30,             July 2,
                                                                                               1996                1995

NET SALES                                                                                     $613,485           $595,141

COSTS AND EXPENSES:
     Cost of goods sold                                                                        507,441            486,348
     Selling and administrative                                                                 58,754             54,877
                                                                                               566,195            541,225
OPERATING INCOME                                                                                47,290             53,916

INTEREST EXPENSE                                                                                12,733             11,041
OTHER EXPENSE, NET                                                                               2,498              2,777

INCOME BEFORE INCOME TAX PROVISION                                                              32,059             40,098

INCOME TAX PROVISION                                                                            10,789             13,372
NET INCOME                                                                                   $  21,270          $  26,726

NET INCOME PER SHARE:
     Primary                                                                             $1.49              $1.92
     Fully Diluted                                                                                1.39               1.75

DIVIDENDS PER SHARE                                                                               $.45               $.45

See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
          C O N S O L I D A T E D S T A T E M E N T S O F I N C O M E For the Thirteen Weeks Ended June 30, 1996 and July 2, 1995

                      (In thousands except per share data)

                                   (Unaudited)

                                                                                                JUNE 30,          July 2,
                                                                                                   1996            1995
NET SALES                                                                                     $232,202            $210,762

COSTS AND EXPENSES:
     Cost of goods sold                                                                        187,134            173,460
     Selling and administrative                                                                 20,089              16,124
                                                                                               207,223             189,584
OPERATING INCOME                                                                                24,979              21,178

INTEREST EXPENSE                                                                                 4,867               3,858
OTHER EXPENSE, NET                                                                               1,059                 789

INCOME BEFORE INCOME TAX PROVISION                                                              19,053              16,531

INCOME TAX PROVISION                                                                             6,413               5,284
NET INCOME                                                                                   $  12,640           $  11,247

NET INCOME PER SHARE:
     Primary                                                                                      $.87               $.80
     Fully Diluted                                                                                 .79                .73

DIVIDENDS PER SHARE                                                                               $.15               $.15


See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
                C O N S O L I D A T E D B A L A N C E S H E E T S
                        June 30,1996 and October 1, 1995
                      (In thousands except per share data)
                                   (Unaudited)


                                                                                JUNE 30,          October 1,
                                                                                 1996               1995
                                                                         -------------------- -----------------
ASSETS
Cash and cash equivalents                                                      $  32,894            $  17,964
Accounts receivable, net                                                         173,426              148,656
Inventories (Note 3)                                                             137,306              106,008
Prepaid income taxes                                                               5,274                5,530
Other current assets                                                               8,312                7,769

              Total current assets                                               357,212              285,927
Property, net (Note 4)                                                           301,583              244,592
Cash surrender value of life insurance, net of policy loans                       40,948               37,676
Other                                                                             21,991               18,176
              Total assets                                                      $721,734             $586,371

LIABILITIES
Short-term borrowings                                                             51,292           $    9,587
Current maturities of long-term debt                                               8,854                4,078
Accounts payable                                                                  54,780               54,677
Accrued liabilities                                                               50,649               39,352
              Total current liabilities                                          165,575              107,694
Long-term debt                                                                   225,563              166,368
Deferred income taxes                                                             20,038               17,518
Other deferred liabilities                                                        24,191               25,011
Minority interest                                                                  1,877                2,231
              Total liabilities                                                  437,244              318,822

STOCKHOLDERS' INVESTMENT
Preferred stock, $1 par; 1,000,000 shares authorized, none issued                     --                   --
Common stock, $.02 par; 40,000,000 shares authorized, 19,629,199 shares issued, 14,441,887 shares outstanding at June  30, 1996
  and 14,108,721 shares outstanding at  October 1, 1995                              393                  393
Capital in excess of par                                                          39,176               37,467
Retained earnings                                                                300,679              285,880
Foreign currency translation loss                                                (12,700)             (10,110)
Unamortized stock compensation                                                      (619)              (1,260)
Treasury stock, at cost (5,187,312 shares at June 30, 1996 and
  5,520,478 shares at October 1, 1995)                                           (42,439)             (44,821)
               Total stockholders' investment                                    284,490              267,549
               Total liabilities and stockholders' investment                   $721,734             $586,371


     See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
      C O N S O L I D A T E D  S T A T E M E N T S  O F  C A S H  F L O W S
                           For the Thirty-nine weeks
                      Ended June 30, 1996 and July 2, 1995
                                 (In thousands)
                                   (Unaudited)




                                                                                        JUNE 30,            July 2,
                                                                                         1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                        $ 21,270           $  26,726
    Non-cash items included in net income --
       Depreciation and amortization                                                    40,894              35,185
       Loss (Gain) on disposition of property                                              102                 (80)
       Minority interest in Net (Loss)/Income                                              (37)                194
       Deferred income taxes                                                             3,102                 672
       (Increase) decrease in cash surrender value of life insurance,
          net of policy loans                                                           (3,085)                 74
       Compensation earned under restricted stock plan                                     641               1,227
    Changes in assets and liabilities --
       Receivables                                                                     (14,909)            (10,952)
       Inventories                                                                      (3,105)             (5,426)
       Other current assets                                                               (493)             (1,615)
       Accounts payable                                                                 (4,513)             (2,876)
       Accrued liabilities                                                               8,551              10,638
     Other                                                                              (1,313)               (458)
         Net cash provided by operating activities                                      47,105              53,309

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property                                                              (42,480)            (40,250)
    Proceeds from disposition of property                                                1,136                 389
    Proceeds from sale of other assets                                                      --               2,600
    (Increase) decrease in other  assets                                                (4,272)              2,116
    Purchase of business, net of cash acquired                                         (19,302)                 --
          Net cash used in investing activities                                        (64,918)            (35,145)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Short-term borrowings (repayments), net                                             47,529              (3,839)
    Payments of long-term debt                                                         (67,001)             (2,318)
    Proceeds from issuance of long-term debt                                            58,777               6,191
    Cash dividends                                                                      (6,471)             (6,333)
    Common stock options exercised                                                         640                 701
          Net cash provided by (used in) financing activities                           33,474              (5,598)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                                       (731)             (2,655)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               14,930               9,911
    EQUIVALENTS

BEGINNING CASH AND CASH EQUIVALENTS                                                     17,964               6,110

ENDING CASH AND CASH EQUIVALENTS                                                      $ 32,894           $  16,021


See accompanying condensed notes to consolidated financial statements.

                              GUILFORD MILLS, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996
                        (In thousands except share data)
                                   (Unaudited)


1. Seasonal Fluctuations -- Results for any portion of a year are not necessarily indicative of the results to be expected for a full year, due to seasonal aspects of the textile industry.

2. Per Share Information -- Primary net income per share information has been computed by dividing net income by the weighted average number of shares of common stock, par value $.02 per share, of the Company (the "Common Stock") and Common Stock equivalents outstanding during the periods. The average shares used in computing primary net income per share for the thirty-nine weeks ended June 30, 1996 and July 2, 1995 were 14,191,000 and 13,946,000, respectively. The average shares used in computing primary net income per share for the thirteen weeks ended June 30, 1996 and July 2, 1995 were 14,472,000 and 14,083,000, respectively.

     Fully diluted income per share information also considers as applicable (i) the dilutive effect, if any, assuming that the Company's convertible debentures were converted at the beginning of the current fiscal period, with earnings being increased by the interest expense, net of income taxes, that would not have been incurred had conversion taken place and (ii) any additional dilutive effect for stock options and restricted stock grants. The average shares used in computing fully diluted net income per share for the thirty-nine weeks ended June 30, 1996 and July 2, 1995 were 16,540,000 and 16,274,000, respectively. The average shares used in computing fully diluted net income per share for the thirteen weeks ended June 30, 1996 and July 2, 1995 were 16,735,000 and 16,333,000, respectively.

3. Inventories -- Inventories are carried at the lower of cost or market. Cost is determined for the majority of all inventories using the LIFO (last-in, first-out) method.

     Inventories at June 30, 1996 and October 1, 1995 consisted of the following:




                                                                          June 30,           October 1,
                                                                             1996                1995
                                                                   ------------------   -----------------
  Finished goods                                                       $ 52,080            $  45,745
  Raw materials and work in process                                      92,233               69,786
  Manufacturing supplies                                                 13,318               11,968
                                                                   ------------------
                                                                                        -----------------

  Total inventories valued at first-in, first-out (FIFO) cost           157,631              127,499
  Less -- Adjustments to reduce FIFO cost to LIFO cost, net             (20,325)             (21,491)
                                                                   ------------------   -----------------
       Total inventories                                               $137,306             $106,008
                                                                   ==================   =================

4. Accumulated Depreciation -- Accumulated depreciation at June 30, 1996 and October 1, 1995 was $340,476 and $302,576 respectively.

5. Acquisition -- On January 17, 1996, the Company acquired 100% of the outstanding capital stock of Hofmann Laces, Ltd., Raschel Fashion Interknitting, Ltd., and Curtains and Fabrics, Inc. (collectively, "Hofmann Laces"). Hofmann Laces produces knitted lace fabrics for the apparel, intimate apparel and home furnishings markets. Hofmann Laces also produces stretch knit fabric for the apparel, intimate apparel and swimsuit markets. Pursuant to the stock purchase agreement, the aggregate purchase price consisted of three components: (i) a cash payment of $22,007, representing an estimate of the combined net worth of Hofmann Laces as of December 31, 1995, less a loan described below, (ii) 200,000 shares of the Company's Common Stock delivered to the seller at the closing date, the further transfer of which is prohibited, with certain exceptions, until December 31, 2000 and (iii) a contingent payment, payable in cash or shares of the Company's Common Stock, or a combination of cash and Common Stock based on a specified formula for the five year period ending December 31, 2000. In addition, the Company loaned one of the Hofmann Laces' companies $16,500, an amount equal to such company's accumulated adjustments account which was distributed to the seller at the closing date. The acquisition was accounted for using the purchase method of accounting and accordingly the purchase price was allocated to assets and liabilities based on their estimated fair values as of the date of the acquisition.

      The following unaudited pro forma information shows the results of the Company's operations as though the purchase had been made at the beginning of the second quarter of fiscal 1995: for the thirty-nine weeks ended July 2, 1995, sales of $635.4 million, net income of $32.1 million, and primary earnings per share of $2.27; for the thirteen weeks ended July 2, 1995, sales of $232.6 million, net income of $14.8 million, and primary earnings per share of $1.04 cents. The unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the purchase actually been made at the beginning of the third quarter of fiscal 1995.

6. On August 18, 1994, the Company purchased 55% of the outstanding capital stock of Grupo Ambar, S.A. de C.V. and Subsidiaries (Grupo). Under terms of the agreement, on April 1, 1996, the Company paid an additional $3.7 million of purchase price based on Grupo attaining certain earnings through December 31, 1995.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

     For the first nine months of fiscal 1996, consolidated sales of $613.5 million increased $18.4 million from the prior year period. For the third quarter of fiscal 1996, consolidated sales of $232.2 million increased $21.4 million from the prior year period.


     On January 17, 1996, the Company acquired Hofmann Laces and its operating results have been included thereafter. Sales of Hofmann Laces for the first nine months and for the third quarter of fiscal 1996 were 6.5% and 8.9% of consolidated sales, respectively.

     Sales in the apparel and home fashions business unit declined 6.1% for the first nine months of fiscal 1996 compared to the prior year period. This resulted from sales declines of 25.9% in intimate apparel which consists of lingerie, sleepwear and robewear products, and slightly lower sales in ready-to-wear warp and circular knit products and in shapewear and swimwear. These declines were partially offset by sales increases in fastener and industrial products and in linings and furniture fabric products. Sales for the third quarter of fiscal year 1996 declined 5.3% compared to the prior year period. This resulted from sales declines of 29.6% in intimate apparel, lower shapeware and swimmwear sales and flat-sales for ready-to-wear warp knit and circular knit products. These decreases were partially offset by sales increases of 13.2% in fastener and industrial products, and 22.4% in linings and furniture fabric products. Sales for the first nine months and third quarter were adversely affected by the weak retail environment. Although the outlook for the retail markets continues to appear weak, the Company anticipates only slightly lower sales in this business unit for fiscal 1996 compared to fiscal 1995 due to a gain in market share of new value- added products which is expected to somewhat offset the decline in the mature traditional products.

     Sales in the U.S. automotive business unit were flat for the first nine months and increased 10.9% in the third quarter of fiscal 1996 compared to the prior year periods. For the third quarter of fiscal 1996, recreational vehicle and van fabric sales increased 23.8% and headliner and bodycloth fabric sales increased 9.3%. Although the domestic automotive original equipment manufacturer (OEM) market has softened, the Company expects slightly improved sales growth for fiscal 1996 in this business unit compared to fiscal 1995, as a result of a change in mix to higher value-added products and continued market share growth in the headliner and bodycloth markets.

     Sales in the Company's U.K. automotive business unit declined 11.1% for the first nine months and 8.2% for the third quarter of fiscal 1996 compared to the prior year periods. These decreases were the result of a softening European automotive market with flat market forecasts and excess inventories. While the Company expects lower full year sales in its European operations compared to the prior year, recent trends are above expectations as a result of greater diversification of products from a new line of woven fabrics and a high demand for circular knit fabric.


     Sales of the Company's Mexican business unit increased 15.1% for the first nine months and 41.7% for the third quarter of fiscal 1996 compared to the prior year periods. On a peso comparative basis, sales of the Mexican business unit increased 70.0% for the first nine months and 73.0% for the third quarter of fiscal 1996 compared to the prior year periods. These increases were a result of a planned change in sales mix which yielded a greater percentage of apparel versus automotive sales. The Company anticipates that the peso's uncertainty will continue to impact future revenue translation and total sales of its Mexican subsidiary.


     Margins for the first nine months of 1996 declined to 17.3% from last years 18.3%, due primarily to volume and manufacturing inefficiencies of approximately $12.5 million. The decrease is partially offset by U.K. cost reductions and the Hofmann Laces acquisition which occurred in the second quarter of fiscal 1996. Margins for the third quarter of fiscal 1996 increased to 19.4% from last year's 17.7%. Margins improved primarily from manufacturing improvements of $3.9 million, primarily in the U.K. and due to the inclusion of Hofmann Laces. These increases were partially offset by decrease of $2.1 million due to the production volume decline in our U.S. automotive facilities and a concerted effort to contain and reduce inventories during the third quarter.

     Selling and administrative expenses for the first nine months of fiscal 1996 increased to $58.8 million from last year's $54.9 million, primarily as a result of the consolidation of Hofmann Laces. Selling and administrative expenses for the third quarter increased to $20.1 million from last year's $16.1 million as a result of the inclusion of Hofmann Laces, Mexican inflationary increases and prior year favorable one-time adjustments..

     Interest expense increased to $12.7 million for the first nine months of fiscal 1996 from the prior year period of $11.0 million and to $4.9 million for the third quarter of fiscal 1996 compared to the prior year period of $3.9 million. These increases were due to the additional borrowings related to the acquisition and consolidation of Hofmann Laces. In addition, average short-term borrowings increased as a result of working capital requirements but were more than offset by lower interest rates and interest income.

     The effective income tax rate for the first nine months of fiscal 1996 was 33.7% compared to the prior year period of 33.3% and was 33.7% for the third quarter of fiscal 1996 compared to the prior year period of 32.0%.. The Company expects the effective tax rate for the year to be approximately the same as it was for the first nine months due to the proportionate share of U.K., Mexico and Hofmann Laces pre-tax income to the total pre-tax income at higher statutory rates.


     Net income for the first nine months of fiscal 1996 decreased to $21.3 million from the prior year period of $26.7 million and increased to $12.6 million for the third quarter of fiscal 1996 from the prior year period of $11.2 million.

     The results of operations on a consolidated basis for the first nine months and the third quarter of 1996 were not significantly impacted by the devaluation of the Mexican peso. In the balance sheet, the result of this translation loss is a reduction in stockholders' investment, as required by Statement of Financial Accounting Standards No. 52, and accordingly is not reflected in the income of the Company. In management's view, a risk of loss of earnings exists in the future related to net U.S. dollar transactions. The Mexican government has issued guidelines allowing for the increase of selling prices for both apparel and automotive manufacturers and the Company has increased utilization of the Mexican operations. The Mexican operation has also had success in limiting its exposure as a result of the peso devaluation by invoicing in U.S. dollars certain transactions on products for ultimate export. The Company cannot determine to what extent these actions may offset the possible negative impact of this economic uncertainty.

Liquidity and Capital Requirements


     At June 30, 1996, working capital was $191.6 million compared to $178.2 million at October 1, 1995. This increase in working capital primarily is a result of increased accounts receivable of $24.7 million and inventory of $31.3 million, both of which relate substantially to the acquisition of Hofmann Laces, partially offset by increased short-term borrowings of $41.7 million. Although the Company has experienced raw material cost increases, it has not had an impact on the Company's liquidity. The Company maintains flexibility with respect to its seasonal working capital needs through a committed revolving credit facility of $150 million and its continued access to other traditional sources of funds, including available uncommitted lines of credit aggregating over $125 million, and the ability to receive advances against its factored accounts receivable. Management believes that the Company's financial position and operating performance will continue to provide the Company with the ability to obtain necessary capital from appropriate financial markets.


     On January 17, 1996 the Company acquired 100% of the outstanding capital stock of Hofmann Laces. On that date the Company borrowed approximately $60 million under its revolving credit facility to fund the purchase of the stock and to refinance the majority of the existing debt of Hofmann Laces. This amount has been classified as long-term debt on the Balance Sheet.


Contingencies and Future Operations

     Since January 1992, the Company has been involved in discussions with the United States Environmental Protection Agency ("EPA") regarding remedial actions at its Gold Mills, Inc. ("Gold") facility in Pine Grove, Pennsylvania which was acquired in October 1986. Between 1988 and 1990, the Company implemented a number of corrective measures at the facility in conjunction with the Pennsylvania Department of Environmental Resources and incurred approximately $3.5 million in costs. Subsequently, through negotiations with the EPA, Gold entered into a Final Administrative Consent Order with the EPA, effective October 14, 1992. Pursuant to such order, Gold has performed (i) certain measures designed to prevent any potential threats to the environment at the facility and (ii) an investigation to fully determine the nature of any release of hazardous substances at the facility. In addition, Gold will conduct a study to evaluate alternatives for any corrective action which may be necessary at the facility. The failure of Gold to comply with the terms of the Consent Order may result in the imposition of monetary penalties against Gold. In the fourth quarter of 1992, a pre-tax charge of $8.0 million was provided for the estimated future cost of the additional remediation. At June 30, 1996, environmental accruals amounted to $6.1 million of which $5.1 million is non-current and is included in other deferred liabilities on the Balance Sheet.

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

                           PART II. OTHER INFORMATION



Item 1. Legal Proceedings. Reference is made to the discussion regarding the pending lawsuit brought by Skylon Corporation against George Greenberg, the former president and a current director of the Company, contained in Item 3 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995 and contained in Item 1, Part II to the Company's Quarterly Report an Form 10-Q for the quarter ended March 31, 1996, which items are incorporated herein by reference.


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




GUILFORD MILLS, INC.
(Registrant)



Date:   August 14, 1996 By: /s/ Terrence E. Geremski



Terrence E. Geremski
Vice President/Chief Financial
Officer and Treasurer