Form 10-K
period 1996-09-29
GUILFORD MILLS INC
filed 1996-12-19
CIK 44471

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 (fee               OF THE SECURITIES EXCHANGE ACT OF 1934 (fee
 [ X ]   required)                                          [   ]  required)
--------                                                   -------

                  For the Fiscal Year Ended September 29, 1996

                           Commission File No. 1-6922



                              GUILFORD MILLS, INC.
             (Exact name of Registrant as specified in its charter)



         Delaware                                              13-1995928
(State or other jurisdiction                                (I.R.S. Employer
 of incorporation or organization)                         Identification No.)

     4925 West Market Street
     Greensboro, North Carolina                                   27407
(Address of principal executive offices)                        (Zip Code)


       Registrant's telephone number, including area code: (910) 316-4000


           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange on which Registered

Common Stock, $.02 par value           New York Stock Exchange

6% Convertible Subordinated
   Debentures due 2012                 New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the Registrant at November 22, 1996 (a total of 12,265,725 shares of common stock), computed by reference to the last reported sale price ($25.75 the Registrant's common stock on the New York Stock Exchange on such date: $315,842,419.

Number of shares of the Registrant's common stock outstanding as of November 22, 1996: 14,487,127

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Annual Report to Stockholders for the fiscal year ended September 29, 1996 are incorporated by reference into Parts I and II of this report.

Certain portions of the Registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which will be filed with the Commission on or about December 27, 1996 are incorporated by reference into Part III of this report.

GUILFORD MILLS, INC.


                                     PART I

Item 1.  Business

General

     Guilford Mills, Inc. (the "Company") is engaged primarily in the business of producing, processing and selling warp knit fabrics. The Company knits synthetic yarn, primarily nylon, acetate and polyester, on warp knitting machinery into warp knit fabrics, which it then dyes and finishes. The Company sells these finished knit fabrics for use in a broad range of apparel, automotive, industrial and home fashions products. The Company also designs, knits, dyes, prints and finishes elastomeric and circular knit fabrics for sale principally to swimwear, dress and sportswear manufacturers. Additionally, the Company has introduced woven velour fabric capabilities in its expanding automotive business. The Company produces knitted lace fabrics for the apparel, intimate apparel and home fashions markets. Lace fabrics are also cut and sewn into finished home fashions products which are sold directly to retailers.

     On August 18, 1994, the Company purchased 55% of the outstanding capital stock of Grupo Ambar, S.A. de C.V. ("Grupo Ambar"). The acquisition increased the Company's ownership in Grupo Ambar to 75%. Grupo Ambar is a leading manufacturer of knit textile fabrics in Mexico.

     On January 17, 1996, the Company acquired 100% of the outstanding capital stock of Hofmann Laces, Ltd., Raschel Fashions Interknitting, Ltd., and Curtains and Fabrics, Inc. (collectively "Hofmann Laces"). Hofmann Laces designs and produces lace fabrics for the intimate apparel, apparel and home fashions markets. It also cuts and sews lace fabrics into finished home fashions products. It produces stretch knit fabrics for the apparel swimwear and intimate apparel markets. For information regarding this acquisition, reference is made to the Company's Form 8-K, filed with the commission on January 31, 1996, and Form 8-K/A, filed with the Commission on April 1, 1996, and which are incorporated herein by reference.

     The Company was incorporated under the laws of Delaware in August 1971, and is the successor by merger to businesses previously conducted since 1946. Guilford Mills, Inc. and its predecessors and subsidiaries are referred to as the "Company", unless the context indicates otherwise.

Product Development

     Working closely with the Company's customers, the Company's research and development departments, consisting of 83 full-time U.S. employees, ten employees of Guilford Europe Limited, a United Kingdom corporation and an indirect wholly-owned subsidiary of the Company ("Guilford Europe"), and four employees of Grupo Ambar, are primarily responsible for the creation of new fabrics and styles. Sample warping and knitting machines are used to develop new fabrics which can be placed into production after customer acceptance. Total expenditures for research and development for fiscal years 1996, 1995 and 1994, were approximately $13.4 million, $13.8 million, and $14.7 million, respectively.

     The Company has numerous trademarks, trade names and certain licensing agreements which it uses in connection with the advertising and promotion of its products. Management believes that the loss or expiration of such trademarks, trade names and licensing agreements would not have a material adverse effect on the Company's operations.

Working Capital Practices

     The Company primarily produces inventory based on customer orders and significant amounts of inventory are not required to meet rapid delivery or to assure a continuous allotment of goods from suppliers. Customers are allowed to return goods for valid reasons and customer accommodations are not significant. Approximately 15% of domestic accounts receivable are factored in order to avoid the credit risk on such accounts and to obtain larger credit lines for many customers. The Company has the ability to borrow against such receivables, although it has traditionally not done so as the related borrowing terms are less favorable than other available sources of financing. The Company maintains credit insurance covering $13.0 million of certain outstanding accounts receivable. The Company generally takes advantage of discounts offered by vendors.

Marketing

     The Company sells its warp knit and circular knit fabrics for use in a broad range of apparel, automotive and home fashions products. For the fiscal years ended September 29, 1996, October 1, 1995, and October 2, 1994, the approximate percentage of the Company's worldwide sales attributable to each category was as follows:



                         1996           1995            1994
                      -----------    ------------    -----------
Apparel                   41%            46%            51%
Automotive                41             43             38
Home Fashions             11              6              8
Other                      7              5              3
                      -----------    ------------    -----------
            Total        100%           100%           100%
                      ===========    ============    ===========

     The Company experiences seasonal fluctuations in its sales of apparel fabrics, with the highest sales occurring in the period from April to September. Sales of fabrics for use in automotive and home fashions products experience insignificant seasonal fluctuations.

     Reference is made to Note 12 of the Consolidated Financial Statements in the Company's Annual Report to Stockholders for the fiscal year ended September 29, 1996 (the "Annual Report"), which note is incorporated herein by reference, for financial information relating to sales, income and assets of Guilford Europe and Grupo Ambar for the last three fiscal years.

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

     In the United States, the Company has sales offices in New York City, Los Angeles, Greensboro, Detroit, San Francisco, Atlanta and Chicago. Hofmann Laces maintains an office in Hong Kong. Export markets for U.S. manufacturers are serviced by commission agents throughout the world. Guilford Europe services the United Kingdom market with its own marketing group from its Alfreton administrative offices. Export markets are serviced by in-house personnel based in the United Kingdom, Belgium and Germany and by commission agents in most continental European Union countries. Grupo Ambar services its Mexican market from its administrative office.

     The Company has a large number of customers. No customer accounted for 10% or more of total net sales during fiscal 1996, 1995 or 1994.

Export Sales

     U.S. export sales, as a percentage of total worldwide sales of the Company, were approximately 5% in fiscal 1996, 3% in fiscal 1995, and 4% in fiscal 1994.

Raw Materials

     In the United States, the Company's warp knit fabrics are constructed primarily of synthetic yarns: acetate, nylon, polyester and lycra(R). In fiscal 1996, the Company purchased approximately 90% of such yarns and internally produced the balance of nylon and polyester yarns. The Company purchases substantially all of its nylon yarn from five domestic fiber producers and purchases substantially all of its polyester yarn from seven domestic fiber producers and two domestic texturizers. One domestic fiber producer supplied substantially all of the acetate yarn. Lycra(R) is purchased from one domestic producer. The Company also uses cotton as well as synthetic yarns in its circular knit and lace operations. In fiscal 1996, all such yarns were readily available and were purchased from numerous sources.

     Fabrics manufactured by Guilford Europe are made from nylon, acetate and polyester synthetic yarns. The majority of its polyester yarn is purchased from ten European suppliers, and the majority of its nylon and acetate yarn is purchased from five European suppliers.

     Fabrics manufactured by Grupo Ambar in Mexico are made from nylon, lycra(R) and polyester synthetic yarn. The majority of its polyester yarn is purchased from one Mexican, two Japanese and one American supplier. The majority of its nylon and lycra(R) yarn is purchased from two Mexican suppliers.

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

     In the United States, the Company's Apparel Home Fashions Business Unit and Hofmann Laces have five major warp knit competitors and many other smaller competitors. The Company also competes with some apparel manufacturers that have warp knit equipment to manufacture their own fabrics. Some of these companies are divisions of large, well-capitalized companies while others are small manufacturers. In circular knits, the Company has two major competitors and numerous smaller competitors. The automotive business unit has three major competitors and several smaller competitors. Guilford Europe competes with two warp knitters in the United Kingdom and several in France. It also competes with many producers of
                                       3
circular knit and woven fabrics. Grupo Ambar competes with six warp knitters in Mexico.

Employees

     As of November 22, 1996, the Company employed 6,517 full-time employees worldwide. Approximately 1,270 employees (including 428 in Guilford Europe and 475 in Mexico) are represented by collective bargaining agreements.

Item 2.  Properties

     The Company currently maintains a total of 12 manufacturing and warehousing facilities in North Carolina (three of which are leased, and one of which a portion is subleased to an unrelated entity), one manufacturing facility in Georgia, two manufacturing facilities in Pennsylvania, seven manufacturing facilities and one leased warehousing facility in New York, and one warehousing facility in Virginia (leased). Hofmann Laces has five retail stores in New York, and one in Pennsylvania, all of which are leased. The Company's foreign operations based in England include two manufacturing and warehousing facilities, one in Alfreton in Derbyshire and one in Sudbury in Suffolk, each owned by the Company, and those based in Mexico include one manufacturing facility and two warehouses (leased) in Xalostoc, and five retail stores, four of which are leased, in the Federal District. Management believes the facilities and manufacturing equipment are in good condition, well maintained, suitable and adequate for present production. Utilization of the facilities fluctuates from time to time due to the seasonal nature of operations and market conditions.

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

Item 4B.   Executive Officers of the Registrant (as of November 22, 1996)


Name                    Age    Office or Business Experience

Charles A. Hayes        61     Chairman of the Board and Chief  Executive  Officer  (since 1976);  President  and Chief  Operating
                               Officer (from 1991 to 1995);  formerly  President  (from 1968 to 1976) and Executive Vice President
                               (from 1961 to 1968).

John A. Emrich          52     Member of the Board of  Directors  (since  1995);  President  and Chief  Operating  Officer  (since
                               1995); formerly Senior Vice President and  President/Automotive  Business Unit (from 1993 to 1995);
                               formerly Vice  President/Planning and Vice  President/Operations  for the Apparel and Home Fashions
                               Business Unit (from 1991 to 1993);  Director of Operations with FAB Industries,  Inc. (from 1990 to
                               1991) and holder of various executive positions with the Company (from 1985 to 1990).

Terrence E. Geremski    49     Member of the Board of Directors (since 1993);  Senior Vice President,  Chief Financial Officer and
                               Treasurer (since 1992);  formerly Vice President and Controller with Varity  Corporation (from 1989 to 1991) and formerly  Vice  President,  Chief  Financial  Officer,  Treasurer  and holder of other executive positions with Dayton Walther Corp. (from 1979 to 1989).

Alfred A. Greenblatt    47     Senior Vice President  (since 1989) and  President/Apparel  and Home Fashions  Business Unit (since
                               1991); formerly  President/Fashion  Apparel Fabrics Business Unit (from 1989 to 1991) and holder of various executive positions (from 1984 to 1989).

Phillip D. McCartney    54     Vice  President/Technical  Operations (since 1989);  formerly holder of various executive positions with FAB Industries, Inc. (from 1984 to 1989).

Byron McCutchen         49     Senior Vice  President  and  President/Fibers  Business  Unit (since  1995);  formerly  Senior Vice
                               President for  the   Fibers  Business  Unit  (from  1994  to  1995);  formerly  Worldwide  Business
                               Manager-Dacron(R) Filament-E.I. Dupont Co. (from 1991 to 1994);  and  Specialty  Business  Manager-
                               Dacron(R)-E.I. Dupont Co.(from 1990 to 1991).

Richard E. Novak        53     Vice President/Human Resources (since 1996); formerly Principal of Nova Consulting Group (from
                               1994 to 1996) and Senior Vice President/Human Resources of Joseph Horne Company, Inc. (from 1987 to
                               1994).




  No family relationships exist between any executive officers of the Company.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

         Reference is made to the information set forth on page 35 in the section entitled "Common Stock Market Prices and Dividends" in the Annual Report, filed as Exhibit 13 to this report, which page is incorporated herein by reference.

Item 6.  Selected Financial Data

         Reference is made to the information set forth on pages 20 and 21 in the section entitled "Selected Financial Data" in the Annual Report, which page is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Reference is made to the information set forth on pages 13 through 19 in the section entitled "Management's Discussion and Analysis of Financial
Condition and Results of Operations" in the Annual Report, which pages are incorporated herein by reference.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

     The information to be included under the captions "Directors and Nominees" and "Additional Information" contained in the section entitled "ELECTION OF DIRECTORS" in the Company's definitive proxy statement, which will be filed with the Commission on or about December 27, 1996 pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement"), is incorporated herein by reference.

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

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as a part of this report:

     1. Financial Statements (reference is made to pages 22 through 34 of the Annual Report, which pages are incorporated herein by reference):

         Consolidated Balance Sheets as of September 29, 1996 and October 1,
         1995

         Consolidated Statements of Income for the Years Ended September 29, 1996, October 1, 1995 and October 2, 1994

         Consolidated Statements of Stockholders' Investment for the Years Ended September 29, 1996, October 1, 1995 and October 2, 1994

         Consolidated Statements of Cash Flows for the Years Ended September 29, 1996, October 2, 1995 and October 1, 1994

         Notes to Consolidated Financial Statements

         Statement of Management's Responsibility

         Report of Independent Public Accountants

     2.  Financial Statement Schedule:

         Schedule II - Analysis of Valuation and Qualifying Accounts for the Years Ended September 29, 1996, October 1, 1995 and October 2, 1994

     3. Exhibits:


Exhibit No.           Description of Exhibit


(3) (a)               Restated  Certificate of Incorporation of the Company,  as
                      amended through January 14, 1988 (incorporated by reference to Exhibit 3 (a) (1) to the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1988 (the "1988 Annual Report")).

(3) (b)               By-Laws of the Company,  as amended  through  November 14,
                      1996.


(4) (a) Indenture, dated as of March 15, 1987, between the Company and First Union National Bank of North Carolina, as Trustee (incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-3 (Registration No. 33-12612) filed with the SEC on March 13, 1987).

(4) (b) The Note Agreement, dated January 29, 1993, by and among the Company and the purchasers named in the purchasers' schedule attached thereto (incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1992).

(4) (c) Rights Agreement dated as of August 23, 1990 between the Company and The First National Bank of Boston, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K filed with the SEC on September 7, 1990).

(4) (d) Appointment of Successor Rights Agent, dated January 28, 1994, between the Company and Wachovia Bank of North Carolina, N.A. (incorporated by reference to Exhibit
                      (4)(e) to the Company's Annual Report of Form 10-K for the fiscal year ended October 1, 1995 (the "1995 Annual Report").

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

(10) (n)*             Form of Executive  Retirement and Death Benefit Agreements
                      between the Company and certain of its executive officers and key employees (incorporated by reference to Exhibit
                      (10) (d) (1) to the 1990 Annual Report).

(10) (o)*             Form of Pension and Death  Benefit  Agreement  between the
                      Company and certain of its executive officers and key employees (incorporated by reference to Exhibit (10) (d)
                      (2) to the 1990 Annual Report).

(10) (p)*             Form  of  Deferred  Compensation   Agreement  between  the
                      Company  and  certain of its  officers  and key  employees
                      (incorporated by reference to Exhibit (10) (d) (3) to the 1990 Annual Report).

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

(10) (y) Second Amendment dated January 1, 1995, to Stockholders' Agreement, dated as of April 30, 1991, by and among the Company, Maurice Fishman and Charles A. Hayes (incorporated by reference to Exhibit (10)(y) to the 1995 Annual Report).

(10) (z) Third Amendment dated June 22, 1995, to Stockholders' Agreement, dated as of April 30, 1991, by and among the Company, Maurice Fishman and Charles A. Hayes (incorporated by reference to Exhibit (10)(z) to the 1995 Annual Report).

(10) (a)(a)           Stockholders' Agreement, dated as of June 22, 1990, by and among the Company,  Charles A. Hayes, George Greenberg and
                      Maurice Fishman (incorporated by reference to Exhibit (10)
                      (f) to the 1990 Annual Report).

(10) (b)(b)           Amendment   dated  January  1,  1995,   to   Stockholders'
                      Agreement, dated as of June 22, 1990, by and among the Company, Charles A. Hayes, George Greenberg and Maurice
                      Fishman (incorporated by reference to Exhibit (10) (b)(b) to the 1995 Annual Report).

(10) (c)(c)           Second  Amendment  dated June 22, 1995,  to  Stockholders'
                      Agreement, dated as of June 22, 1990, by and among the Company, Charles A. Hayes, George Greenberg and Maurice
                      Fishman (incorporated by reference to Exhibit (10)(c)(c) to the 1995 Annual Report).

(10) (d)(d)*          Short Term  Incentive  Compensation  Plan for Key Managers
                      (incorporated by reference to Exhibit (10) (x) to the 1992
                      Annual Report).

(10) (e)(e)*          Management   Compensation   Trust  Agreement  between  the
                      Company and North  Carolina  Trust  Company  dated July 1,
                      1991 (incorporated by reference to Exhibit (10) (y) to the 1992 Annual Report).

(10) (f)(f)*          Amendment to the Management  Compensation  Trust Agreement
                      between the Company and North Carolina Trust Company dated
                      April 1, 1992  (incorporated  by reference to Exhibit (10)
                      (z) to the 1992 Annual Report).

(10) (g)(g)*          Second  Amendment  to the  Management  Compensation  Trust
                      Agreement  between the Company  and North  Carolina  Trust
                      Company dated July 1, 1992  (incorporated  by reference to
                      Exhibit (10) (a) (a) to the 1992 Annual Report).

(10) (h)(h)           Revolving Credit  Agreement,  dated September 26, 1995, by and between the Company, as borrower,  Gold Mills, Inc. as
                      Guarantor,  and the banks listed therein  (incorporated by
                      reference  to  Exhibit   (10)(i)(i)  to  the  1995  Annual
                      Report).

10 (i)(i)*            Employment Agreement, dated January 17, 1996, by and among
                      Hofmann Laces, Ltd., Raschel Fashion Interknitting,  Ltd.,
                      Curtains and Fabrics, Inc. and Bruno Hofmann (incorporated by reference to Exhibit 2.1(a) to the Company's Current
                      Report on Form 8-K, dated  January  31,  1996  (the  "1996
                      8-K").

10 (j)(j)             Stock Purchase  Agreement,  dated January 12, 1996, by and
                      between  Guilford  Mills,   Inc.  and  Bruno  Hofmann  and
                      Amendment   No.  1  thereto,   dated   January   17,  1996
                      (incorporated  by  reference  to  Exhibit  2.1 to the 1996
                      8-K).

(13) Annual Report to Stockholders of the Company for the fiscal year ended September 29, 1996 (only those portions of such report incorporated by reference to the Annual Report on Form 10-K are filed herewith).

(21)                  Subsidiaries of the Registrant.

(23)                  Consent of Independent Public Accountants.

(27)                  Financial Data Schedule

*Items denoted with an asterisk represent management contracts or compensatory plans or arrangements.

(b) Reports on Form 8-K

         Not Applicable.
                                       10

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GUILFORD MILLS, INC.

                              By: /s/ Terrence E. Geremski
                                   Terrence E. Geremski
                                   Senior Vice President, Chief Financial
                                   Officer and Treasurer
Dated:  December 19, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     SIGNATURE                                TITLE                                  DATE

                                      Chairman of the Board of Directors
                                      and Chief Executive Officer (Principal
/s/ Charles A. Hayes                  Executive Officer)                        December 19, 1996
----------------------------------
Charles A. Hayes


/s/ Maurice Fishman                   Vice Chairman of the Board of Directors   December 19, 1996
-----------------------------------
Maurice Fishman


/s/ George Greenberg                  Vice Chairman of the Board of Directors   December 19, 1996
-----------------------------------
George Greenberg
                                      Director; Senior Vice President, Chief
                                      Financial Officer and Treasurer (Principal
/s/ Terrence E. Geremski              Financial and Accounting Officer)         December 19, 1996
-----------------------------------
Terrence E. Geremski

                                      Director; President and Chief Operating
/s/ John A. Emrich                    Officer                                   December 19, 1996
-----------------------------------
John A. Emrich


/s/ Jacobo Zaidenweber                Director                                  December 19, 1996
-----------------------------------
Jacobo Zaidenweber


/s/ Tomokazu Adachi                   Director                                  December 19, 1996
-----------------------------------
Tomokazu Adachi


/s/ Donald B. Dixon                   Director                                  December 19, 1996
-----------------------------------
Donald B. Dixon


/s/ Stephen C. Hassenfelt             Director                                  December 19, 1996
-----------------------------------
Stephen C. Hassenfelt


                                       11



     SIGNATURE                                TITLE                                  DATE
/s/ Sherry R. Jacobs                   Director                                 December 19, 1996
-----------------------------------
Sherry R. Jacobs


/s/ Stig A. Kry                        Director                                 December 19, 1996
-----------------------------------
Stig A. Kry


/s/ Paul G. Gillease                   Director                                 December 19, 1996
-----------------------------------
Paul G. Gillease


                           INDEX TO FORM 10-K SCHEDULE


Report of Independent Public Accountants...................................  F-1

Schedule II - Analysis of Valuation and Qualifying Accounts for the Years
Ended September 29, 1996, October 1, 1995 and October 2, 1994..............  F-2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Guilford Mills, Inc.:

         We have audited in accordance with generally accepted auditing standards, the financial statements included in the Guilford Mills, Inc. Annual Report to the Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 14, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule on page F-2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                            ARTHUR ANDERSEN LLP

Greensboro, North Carolina,
November 14, 1996.

                              Guilford Mills, Inc.

                                   SCHEDULE II
                      Analysis of Valuation and Qualifying
           Accounts For the Years Ended September 29, 1996, October 1,
                            1995 and October 2, 1994
                                 (In Thousands)


                                                                     Additions
                                                     Balance        Charged to                                       Balance
                                                    Beginning        Cost and                                          End
                                                    of Period        Expenses         Deductions        Other       of Period
                                                   ------------    --------------    --------------    --------    -------------
                                                                                          (1)            (2)
For the Year Ended October 2, 1994:
     Reserve deducted from assets to
     which it applies -
         Allowance for doubtful
         accounts............................        $8,748          $1,334            $(1,719)         $182          $8,545
                                                   ============    ============      =============    =========     ============

For the Year Ended October 1, 1995:
     Reserve deducted from assets to
     which it applies -
         Allowance for doubtful
         accounts............................        $8,545          $3,186            $(2,645)        $(219)         $8,867
                                                   ============    ============      =============    =========     ============

For  the Year Ended September 29, 1996
     Reserve  deducted from assets to
     which it applies -
         Allowance for doubtful
         accounts............................        $8,867            $245                $(9)       $  384          $9,487
                                                   ============    ============      =============    =========     ============



(1)  Deductions are for the purpose for which the reserve was created.
(2)  Other amounts represent the effect of exchange rate fluctuations and the purchase of a business.
(3)  See Notes to Consolidated Financial Statements.


Exhibit Index




(3)(b)  By-Laws of the Company as amended through November 14, 1996.


(13) Annual Report to Stockholders of the Company for the fiscal year ended September 29, 1996 (only those portions of such report incorporated by reference to the Annual Report on Form
        10-K are filed herewith).


(21)    Subsidiaries of the Registrant.


(23)    Consent of Independent Public Accountants.


(27)    Financial Data Schedule