Form 10-Q
period 1996-12-29
GUILFORD MILLS INC
filed 1997-02-12
CIK 44471

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 29, 1996

                                       OR

         [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from                  to

                          Commission File Number 1-6922

                              GUILFORD MILLS, INC.

             (Exact name of Registrant as specified in its charter)

               Delaware                                       13-1995928

 --------------------------------------       ----------------------------------
 (State or other jurisdiction of              (I.R.S. Employer Identification
   incorporation or organization)               number)


                 4925 West Market Street, Greensboro, N.C. 27407

               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code - (910) 316-4000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


                  Number of shares of common stock outstanding
                        at December 29, 1996 - 14,518,125

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                              GUILFORD MILLS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 29,1996


                         PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

         The consolidated financial statements included herein have been prepared by Guilford Mills, Inc. (the "Company" or "Guilford"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Balance Sheet as of September 29, 1996 has been taken from the audited financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the year ended September 29, 1996.

         The consolidated financial statements included herein reflect all adjustments (none of which are other than normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the information included. The following consolidated financial statements are included:


         Consolidated Statements of Income for the thirteen weeks ended December
           29, 1996 and December 31, 1995

         Consolidated Balance Sheets as of December 29, 1996 and
           September 29, 1996

         Consolidated Statements of Cash Flows for the thirteen weeks ended
            December 29, 1996 and December 31, 1995

         Condensed Notes to Consolidated Financial Statements

                              Guilford Mills, Inc.
          C O N S O L I D A T E D  S T A T E M E N T S  O F  I N C O M E
      For the Thirteen Weeks Ended December 29, 1996 and December 31, 1995
                      (In thousands except per share data)
                                   (Unaudited)



---------------------------------------------------------------------------------------- ------------------ ------------------
                                                                                           DECEMBER 29,       December 31,
                                                                                                    1996              1995
---------------------------------------------------------------------------------------- ------------------ ------------------
NET SALES                                                                                     $ 210,863         $ 174,185


---------------------------------------------------------------------------------------- ------------------ ------------------

COSTS AND EXPENSES:
     Cost of goods sold                                                                         173,014            146,586
     Selling and administrative                                                                  23,243            19,091
---------------------------------------------------------------------------------------- ------------------ ------------------
                                                                                                196,257           165,677
---------------------------------------------------------------------------------------- ------------------ ------------------

OPERATING INCOME                                                                                 14,606             8,508

INTEREST EXPENSE                                                                                  5,172             3,400
OTHER EXPENSE, NET                                                                                  843             1,010

---------------------------------------------------------------------------------------- ------------------ ------------------
INCOME BEFORE INCOME TAXES                                                                        8,591             4,098

INCOME TAX PROVISION                                                                              3,182             1,350
---------------------------------------------------------------------------------------- ------------------ ------------------
NET INCOME                                                                                   $    5,409         $   2,748
---------------------------------------------------------------------------------------- ------------------ ------------------

NET INCOME PER SHARE:
     Primary                                                                                       $.37              $.20
     Fully Diluted                                                                                 .36                .20
---------------------------------------------------------------------------------------- ------------------ ------------------

DIVIDENDS PER SHARE                                                                               $.15               $.15
---------------------------------------------------------------------------------------- ------------------ ------------------

See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
              C O N S O L I D A T E D  B A L A N C E  S H E E T S
                    December 29, 1996 and September 29, 1996
                        (In thousands except share data)



------------------------------------------------------------------------ -------------------- ------------------
                                                                              DECEMBER 29,        September 29,
                                                                                 1996                 1996
                                                                             (UNAUDITED)
------------------------------------------------------------------------ -------------------- ------------------
ASSETS
Cash and cash equivalents                                                       $ 35,195             $ 31,448
Accounts receivable, net                                                         162,380              172,033
Inventories (Note 3)                                                             144,736              137,993
Prepaid income taxes                                                               2,886                2,437
Other current assets                                                               5,100                7,977
------------------------------------------------------------------------ -------------------- ------------------

              Total current assets                                               350,297              351,888
Property, net  ( Note 4)                                                         304,823              309,964
Cash surrender value of life insurance, net of policy loans                       42,518               41,715
Other                                                                             24,329               25,263
------------------------------------------------------------------------ -------------------- ------------------
              Total assets                                                      $721,967             $728,830
------------------------------------------------------------------------ -------------------- ------------------

LIABILITIES
Short-term borrowings                                                          $  29,784            $  47,979
Current maturities of long-term debt                                              19,518               18,837
Accounts payable                                                                  58,826               63,551
Accrued liabilities                                                               52,116               43,863
------------------------------------------------------------------------ -------------------- ------------------
              Total current liabilities                                          160,244              174,230
Long-term debt                                                                   208,130              209,435
Deferred income taxes                                                             20,885               19,969
Other deferred liabilities                                                        24,827               24,970
Minority interest                                                                  2,269                2,167
------------------------------------------------------------------------ -------------------- ------------------
              Total liabilities                                                  416,355              430,771
------------------------------------------------------------------------ -------------------- ------------------

STOCKHOLDERS' INVESTMENT
Preferred stock, $1 par; 1,000,000 shares authorized, none issued                    ---                  ---
Common stock, $.02 par; 40,000,000 shares authorized,19,629,199 shares issued, 14,518,125 shares outstanding at December 29, 1996
  and 14,455,711 shares outstanding September 29, 1996                               393                  393
Capital in excess of par                                                          41,664               41,089
Retained earnings                                                                314,453              311,217
Foreign currency translation loss                                                 (8,993)             (11,988)
Unamortized stock compensation                                                      (252)                (287)
Treasury stock, at cost (5,111,074 shares at December 29, 1996 and
  5,173,488 shares at September 29, 1996)                                        (41,653)             (42,365)
------------------------------------------------------------------------ -------------------- ------------------
               Total stockholders' investment                                    305,612              298,059
------------------------------------------------------------------------ -------------------- ------------------
               Total liabilities and stockholders' investment                   $721,967             $728,830
------------------------------------------------------------------------ -------------------- ------------------

See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
      C O N S O L I D A T E D  S T A T E M E N T S  O F  C A S H  F L O W S
      For the Thirteen Weeks Ended December 29, 1996 and December 31, 1995
                                 (In thousands)
                                   (Unaudited)




--------------------------------------------------------------- ------------- -------------------- ---------------------
                                                                                    DECEMBER 29,         December 31,
                                                                                        1996                 1995
--------------------------------------------------------------- ------------- -------------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                     $  5,409             $  2,748
    Non-cash items included in net income --
       Depreciation and amortization                                                 16,171               12,164
       (Gain)Loss on disposition of property                                           (159)                   9
       Minority interest in net income(loss)                                            146                  (35)
       Deferred income taxes                                                            765                  650
       Increase in cash surrender value of life insurance, net of policy loans       (1,095)                (913)
       Compensation earned under restricted stock plan                                   35                  334
    Changes in assets and liabilities --
          Receivables                                                                10,908               21,879
          Inventories                                                                (6,008)              (9,315)
          Other current assets                                                        3,162                 (580)
          Accounts payable                                                           (6,830)             (10,936)
          Accrued liabilities                                                         7,181               (6,885)
       Other                                                                          1,064                   57
--------------------------------------------------------------- ------------- -------------------- ---------------------
         Net cash provided by operating activities                                   30,749                9,177
--------------------------------------------------------------- ------------- -------------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property                                                           (10,522)              (8,411)
    Proceeds from dispositions of property                                            2,096                   --
    Increase(Decrease) in other  assets                                                 619               (1,868)
--------------------------------------------------------------- ------------- -------------------- ---------------------
         Net cash used in investing activities                                       (7,807)             (10,279)
--------------------------------------------------------------- ------------- -------------------- ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Short-term borrowings (repayments), net                                         (16,531)               5,365
    Payments of long-term debt                                                       (1,758)              (2,450)
    Cash dividends                                                                   (2,173)              (2,118)
    Common stock options exercised                                                    1,287                  167
--------------------------------------------------------------- ------------- -------------------- ---------------------
         Net cash (used in) provided by  financing activities                       (19,175)                 964
--------------------------------------------------------------- ------------- -------------------- ---------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                                     (20)                (415)
--------------------------------------------------------------- ------------- -------------------- ---------------------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                                   3,747                 (553)
    EQUIVALENTS
--------------------------------------------------------------- ------------- -------------------- ---------------------

BEGINNING CASH AND CASH EQUIVALENTS                                                  31,448               17,964

 ENDING CASH AND CASH EQUIVALENTS                                                   $35,195              $17,411
--------------------------------------------------------------- ------------- -------------------- ---------------------

See accompanying condensed notes to consolidated financial statements.

                              GUILFORD MILLS, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 29, 1996
                        (In thousands except share data)
                                   (Unaudited)

1. Seasonal Fluctuations -- Results for any portion of a year are not necessarily indicative of the results to be expected for a full year, due to seasonal aspects of the textile industry.

2. Per Share Information -- Primary net income per share information has been computed by dividing net income by the weighted average number of shares of common stock, par value $.02 per share, of the Company (the "Common Stock") and Common Stock equivalents outstanding during the periods. The average shares used in computing primary net income per share for the thirteen weeks ended December 29, 1996 and December 31, 1995 were 14,520,000 and 14,082,000, respectively.

     Fully diluted income per share information also considers as applicable (i) the dilutive effect, if any, assuming that the Company's convertible debentures were converted at the beginning of the current fiscal period, with earnings being increased by the interest expense, net of income taxes, that would not have been incurred had conversion taken place and (ii) any additional dilutive effect for stock options and restricted stock grants. The average shares used in computing fully diluted net income per share for the thirteen weeks ended December 29, 1996 and December 31, 1995 were 16,789,000 and 14,082,000, respectively.


3. Inventories -- Inventories are carried at the lower of cost or market. Cost is determined by using the LIFO (last-in, first-out) method for the majority of inventories. Cost for all other inventories has been determined principally by the FIFO (first-in, first-out) method.

     Inventories at December 29, 1996 and September 29, 1996 consisted of the following:


                                                                     December  29,       September  29,
                                                                            1996                1996
                                                                   ------------------   -----------------
  Finished Goods                                                       $ 50,389            $  45,515
  Raw Materials and work in process                                      98,796               95,439
  Manufacturing supplies                                                 13,269               13,892

                                                                   ------------------   -----------------

  Total inventories valued at first-in, first-out (FIFO) cost           162,454              154,846
  Less -- Adjustments to reduce FIFO cost to LIFO cost, net              17,718               16,853
                                                                   ------------------
                                                                                        =================
       Total inventories                                               $144,736             $137,993
                                                                   ==================   =================


4. Accumulated Depreciation -- Accumulated depreciation at December 29, 1996 and September 29, 1996 was $369,057 and $353,364 respectively.

5. Acquisition --- On January 17, 1996, the Company acquired 100% of the outstanding capital stock of Hofmann Laces, Ltd., Raschel Fashions Interknitting, Ltd., and Curtains and Fabrics, Inc. (collectively "Hofmann Laces"). Hofmann Laces designs and produces lace fabrics for the intimate apparel, apparel and home fashions markets. It produces stretch knit fabrics for the apparel swimwear and intimate apparel markets. Additionally, it cuts and sews lace fabrics into finished home fashions products which are sold directly to retailers. The purchase price was comprised of cash of $45,480 and the issuance of 200,000 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting. Excess purchase price over fair market value of the underlying assets of $7,575 was allocated to goodwill, other intangible assets and property based upon preliminary estimates of fair values. The Company does not believe that the final purchase price allocation will differ significantly from the preliminary purchase price allocation recorded at December 29, 1996. Additional purchase price may be paid based on Hofmann Laces' earnings for the five year period ending on December 31, 2000.

     The operating results of Hofmann Laces have been included in the consolidated statement of income from the date of acquisition. The following unaudited pro forma information reflects the results of the Company's operations assuming the purchase had been made at the beginning of the fiscal year ended September 29, 1996: for the thirteen-weeks ended December 31, 1995, sales of $192.9 million, net income of $3.2 million and primary earnings per share of $
 .22. In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal 1996 or of future operations of the combined companies under the ownership and management of the Company.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Results of Operations

     For the first quarter of fiscal 1997, consolidated sales of $210.9 million increased $36.7 million from the comparable period of the previous year.

     Sales in the apparel and home fashions business unit increased 14.3% from the comparable period of the previous year. A sales decline of 31.6% in intimate apparel was more than offset by increases of 1.9% in swimwear and shapewear, and 4.0% in women's ready-to-wear warp knit and circular knit products. Additionally, sales increased significantly for specialty fabric products which include increases of 32.9% in home fashions/linings and 106.0% in fastener and other industrial products. Sales of furniture fabric, which are now included as part of the Apparel business unit, increased 29.4%.

     Sales in the U.S. automotive business unit were down from the comparable period of the previous year. This resulted from an 11.4% decrease in sales to domestic automotive original equipment manufacturers (OEMs) and a 14.8% decrease in sales of fabrics for recreational vehicles and vans. This decline is due primarily to a reduction in Ford placements on platforms such as Windstar, Contour and Mystique.

     Sales of the Company's U.K. business unit increased 27.4% from the comparable period of the previous year. This relates primarily to market share penetration with new technology placements and to new business.

     Sales from the Company's Mexican subsidiary increased 20.5% compared to the prior year period. Sales increased from continued domestic demand for apparel due to the improvements in the Mexican economy and strong demand for exported garments. The Company anticipates that the peso's uncertainty will continue to impact future revenue translation and total sales of its Mexican subsidiary.

     Margins for the first quarter of fiscal 1997 increased to 17.9% compared to last year's 15.8%. Margins improved primarily due to the inclusion of Hofmann Laces in the current year quarter and due to volume increases and efficiencies in the Apparel Home Fashions, European Automotive and Fibers Business units.

     Selling and administrative expenses for the first quarter increased to $23.2 million compared to last year's $19.1 million. The current year includes higher expenses primarily due to the inclusion of Hofmann Lace and increases in variable incentive compensation.

     Interest expense for the first quarter increased to $5.2 million compared to last year's $3.4 million primarily as a result of additional borrowings related to the acquisition and consolidation of Hofmann Laces and for additional working capital needs. Short-term requirements were partially offset by lower interest rates in the current year.

     The effective income tax rate was 37.0% in the first quarter of fiscal 1997 compared to 32.9% in the comparable quarter of the prior year. Most of this rate increase was due to the relative proportionate impact of credits to pre-tax income which has increased substantially from year to year. The rate increase is also affected by the statutory suspension of the R&D tax credit. The Company expects the effective tax rate for the year to be higher than the prior year's rate but less than the first quarter rate.

     Net income for the first quarter was $5.4 million, or $.37 per primary share, compared to $2.7 million, or $.20 per primary share, for the comparable period of the previous year.

         The results of operations on a consolidated basis for the first quarter of 1997 were not significantly impacted on a consolidated basis by the continued devaluation of the Mexican peso. In the balance sheet, the result of this translation loss is a reduction in stockholders' investment, as required by Statement of Financial Accounting Standards No. 52, (SFAS No. 52) and accordingly is not reflected in the Company's' results of operations. In management's view, a risk of loss of earnings exists in the future related to net U.S. dollar transactions. Effective January 1, 1997, the Mexican economy is considered "highly inflationary" for financial reporting purposes because the cumulative Mexican inflation rate for the immediately preceding three years exceeds 100%. As a result, under SFAS No. 52, the U.S. dollar will be used as the functional currency for translating the balance sheet and results of operations of the Company's Mexican operation, until the Mexican economy is no longer considered highly inflationary. Under this method of accounting, foreign currency translation gains and losses are recognized currently in the results of operations, rather than as a direct change in stockholders' investment. While management expects that the peso will devalue even further in fiscal 1997, it believes that economic growth, spurred by a return of domestic demand and a reduction in inflation, will result in continued growth for its operations. The Company cannot determine to what extent this growth may be offset by the negative impact of economic uncertainty.


Liquidity and Capital Requirements

     At December 29, 1996, working capital was $190.1 million compared to $177.7 million at September 29, 1996. This increase in working capital is due primarily to a reduction in short-term borrowings as cash generated from operating activities allowed the repayment of over $18 million of debt. The Company maintains flexibility with respect to its seasonal working capital needs through a committed revolving credit facility of $150 million and its continued access to other traditional sources of funds, including available uncommitted lines of credit aggregating over $125 million, and the ability to receive advances against its factored accounts receivable. Management believes that the Company's financial position and operating performance will continue to provide the Company with the ability to obtain necessary capital from appropriate financial markets.


Contingencies and Future Operations

     Since January 1992, the Company has been involved in discussions with the United States Environmental Protection Agency ("EPA") regarding remedial actions at its Gold Mills, Inc. ("Gold") facility in Pine Grove, Pennsylvania which was acquired in October 1986. Between 1988 and 1990, the Company implemented a number of corrective measures at the facility in conjunction with the Pennsylvania Department of Environmental Resources and incurred approximately $3.5 million in costs. Subsequently, through negotiations with the EPA, Gold entered into a Final Administrative Consent Order with the EPA, effective October 14, 1992. Pursuant to such order, Gold has performed (i) certain measures designed to prevent any potential threats to the environment at the facility and (ii) an investigation to fully determine the nature of any release of hazardous substances at the facility. The Company has not received a response to its report filed with the EPA. Upon receipt of EPA comments, Gold will conduct a study to evaluate alternatives for any corrective action which may be necessary at the facility. The failure of Gold to comply with the terms of the Consent Order may result in the imposition of monetary penalties against Gold. In the fourth quarter of 1992, a pre-tax charge of $8.0 million was provided for the estimated future cost of the additional remediation.

     During the fourth quarter of 1992, the Company also received a Notice of Violation from the North Carolina Division of Environmental Management concerning ground water contamination on or near one of its North Carolina facilities. The Company has voluntarily agreed to allow the installation of monitoring wells at the site but denies that such contaminants originated from the Company's operations or property. An additional pre-tax charge of $1.3 million was provided in the fourth quarter of 1992 to reflect the estimated future costs of monitoring this and other environmental matters including the removal of underground storage tanks at the Company's facilities. The Company has removed substantially all underground storage tanks at its facilities.
At December 29, 1996, environmental accruals amounted to $5.5 million of which $4.5 million is non-current and is included in other deferred liabilities in the balance sheet.

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




                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings. Reference is made to Item 3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1996, which item is incorporated herein by reference.

Items 2 - 3.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders. The Company's fiscal 1996 Annual Meeting of Stockholders was held on February 6, 1997. At such meeting, the stockholders elected each of Tomokazu Adachi, John A. Emrich, Bruno Hofmann, Sherry R. Jacobs and Stig A. Kry to serve as directors for a three-year term expiring after the Company's 1999 fiscal year. In addition, the stockholders at such meeting approved the adoption of certain amendments to the Company's 1991 Stock Option Plan and an amendment to the Company's 1989 Restricted Stock Plan. Finally, the stockholders at such meeting ratified the selection of Arthur Andersen LLP as independent auditors for the fiscal year ending September 28, 1997. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as the case may be, with respect to each matter voted upon at the fiscal 1996 Annual Stockholders' Meeting is set forth below:

       (1)    Election of Directors

              Director                                Votes For                         Votes Withheld

              Tomokazu Adachi                          12,041,653                             561,765
              John A. Emrich                           12,046,958                             556,460
              Bruno Hofmann                            12,045,001                             558,417
              Sherry R. Jacobs                         12,046,288                             557,130
              Stig A. Kry                              12,047,367                             556,051

       (2)    Proposal to Approve Amendments to the Company's 1991 Stock
Option Plan


                  Votes For                 Votes Against              Abstentions               Broker Non-Votes
                  10,619,027                    948,969                  94,162                       933,460

       (3) Proposal to Approve Amendment to the Company's 1989 Restricted Stock Plan

                  Votes For                 Votes Against              Abstentions               Broker Non-Votes
                  10,611,466                    946,715                  103,977                     933,460

       (4)    Ratification of Selection of Auditors

                  Votes For                 Votes Against              Abstentions

                  12,559,189                    17,446                   26,783

Item 5.  Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K
(a) Exhibits:
Exhibit No.                  Description of Exhibit
(10)(a) *                    Guilford Mills, Inc. Excess Benefit Plan
(10)(b) *                    Guilford Mills, Inc. Trust For Non-Qualified Plans
* Items denoted with an asterisk represent management contracts or compensatory plans or arrangements


(b) Reports on Form 8-K
      Not Applicable

                                   SIGNATURES




       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GUILFORD MILLS, INC.
                                        (Registrant)


Date:  February 12, 1997                By: /s/ Terrence E. Geremski

                                        Terrence E. Geremski
                                        Senior Vice President/Chief Financial
                                        Officer and Treasurer