Form 10-Q
period 1997-03-30
GUILFORD MILLS INC
filed 1997-05-14
CIK 44471

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 1997

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


                  Number of shares of common stock outstanding
                           at May 8, 1997 - 21,991,823

                              GUILFORD MILLS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 30, 1997


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


         Consolidated Statements of Income for the Twenty-Six Weeks Ended March
           30, 1997 and March 31, 1996

         Consolidated Statements of Income for the Thirteen Weeks Ended March
           30, 1997 and March 31, 1996

         Consolidated Balance Sheets as of March 30, 1997 and September 29, 1996

         Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended
            March 30, 1997 and March 31, 1996

         Condensed Notes to Consolidated Financial Statements

                              Guilford Mills, Inc.
          C O N S O L I D A T E D  S T A T E M E N T S  O F  I N C O M E
        For the Twenty-Six Weeks Ended March 30, 1997 and March 31, 1996
                      (In thousands except per share data)
                                   (Unaudited)

---------------------------------------------------------------------------------------- ------------- -----------
                                                                                          MARCH 30,     March 31,
                                                                                            1997         1996
---------------------------------------------------------------------------------------- ------------- -----------

NET SALES                                                                                  $430,007   $381,283


----------------------------------------------------------------------------------------   --------   --------

COSTS AND EXPENSES:
     Cost of goods sold                                                                     351,111    320,308
     Selling and administrative                                                              47,375     38,665
----------------------------------------------------------------------------------------   --------   --------
                                                                                            398,486    358,973
----------------------------------------------------------------------------------------   --------   --------

OPERATING INCOME                                                                             31,521     22,310

INTEREST EXPENSE                                                                              9,334      7,866
OTHER EXPENSE, NET                                                                            2,059      1,438

----------------------------------------------------------------------------------------   --------   --------
INCOME BEFORE INCOME TAXES                                                                   20,128     13,006

INCOME TAX PROVISION                                                                          7,244      4,376
----------------------------------------------------------------------------------------   --------   --------
NET INCOME                                                                                 $ 12,884   $  8,630
----------------------------------------------------------------------------------------   --------   --------

NET INCOME PER SHARE:
     Primary                                                                               $    .59   $    .41
     Fully Diluted                                                                              .56        .40
----------------------------------------------------------------------------------------   --------   --------

DIVIDENDS PER SHARE                                                                        $    .20   $    .20
----------------------------------------------------------------------------------------   --------   --------

          See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
          C O N S O L I D A T E D  S T A T E M E N T S  O F  I N C O M E
         For the Thirteen Weeks Ended March 30, 1997 and March 31, 1996
                      (In thousands except per share data)
                                   (Unaudited)

---------------------------------------------------------------------------------------- ------------------ ------------------
                                                                                              MARCH 30,          March 31,
                                                                                                1997               1996
---------------------------------------------------------------------------------------- ------------------ ------------------
NET SALES                                                                                     $ 219,144          $207,097


---------------------------------------------------------------------------------------- ------------------ ------------------

COSTS AND EXPENSES:
     Cost of goods sold                                                                         178,097           173,721
     Selling and administrative                                                                  24,132            19,575
---------------------------------------------------------------------------------------- ------------------ ------------------

                                                                                                202,229           193,296
---------------------------------------------------------------------------------------- ------------------ ------------------

OPERATING INCOME                                                                                 16,915            13,801

INTEREST EXPENSE                                                                                  4,162             4,466
OTHER EXPENSE, NET                                                                                1,216               427

---------------------------------------------------------------------------------------- ------------------ ------------------
INCOME BEFORE INCOME TAXES                                                                       11,537             8,908

INCOME TAX PROVISION                                                                              4,062             3,026
---------------------------------------------------------------------------------------- ------------------ ------------------
NET INCOME                                                                                      $ 7,475            $5,882
---------------------------------------------------------------------------------------- ------------------ ------------------

NET INCOME PER SHARE:
     Primary                                                                                       $.34              $.28
     Fully Diluted                                                                                  .32               .27
---------------------------------------------------------------------------------------- ------------------ ------------------

DIVIDENDS PER SHARE                                                                                $.10               $.10
---------------------------------------------------------------------------------------- ------------------ ------------------


See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
                C O N S O L I D A T E D  B A L A N C E  S H E E T S
                      March 30, 1997 and September 29, 1996
                        (In thousands except share data)


------------------------------------------------------------------------ -------------------- ------------------
                                                                              MARCH 30,           September 29,
                                                                                 1997                 1996
                                                                             (UNAUDITED)
------------------------------------------------------------------------ -------------------- ------------------

ASSETS
Cash and cash equivalents                                                       $ 27,285             $ 31,448
Accounts receivable, net                                                         158,982              172,033
Inventories                                                                      148,251              137,993
Prepaid income taxes                                                               2,325                2,437
Other current assets                                                               4,320                7,977
------------------------------------------------------------------------ -------------------- ------------------

              Total current assets                                               341,163              351,888
Property, net                                                                    301,919              309,964
Cash surrender value of life insurance, net of policy loans                       42,985               41,715
Other                                                                             26,408               25,263
------------------------------------------------------------------------ -------------------- ------------------
              Total assets                                                      $712,475             $728,830
------------------------------------------------------------------------ -------------------- ------------------

LIABILITIES
Short-term borrowings                                                          $  37,508            $  47,979
Current maturities of long-term debt                                               8,644               18,837
Accounts payable                                                                  56,969               63,551
Accrued liabilities                                                               43,385               43,863
------------------------------------------------------------------------ -------------------- ------------------
              Total current liabilities                                          146,506              174,230
Long-term debt                                                                   207,997              209,435
Deferred income taxes                                                             21,391               19,969
Other non-current liabilities                                                     25,208               24,970
Minority interest                                                                  2,455                2,167
------------------------------------------------------------------------ -------------------- ------------------
              Total liabilities                                                  403,557              430,771
------------------------------------------------------------------------ -------------------- ------------------

STOCKHOLDERS' INVESTMENT
Preferred stock, $1 par; 1,000,000 shares authorized, none issued                    ---                  ---
Common stock, $.02 par; 60,000,000 shares authorized, 29,443,799 shares issued, 21,949,058 shares outstanding at March 30, 1997
  and  21,683,567 shares outstanding September 29, 1996                              589                  589
Capital in excess of par                                                          42,452               40,893
Retained earnings                                                                319,739              311,217
Foreign currency translation loss                                                (11,423)             (11,988)
Unamortized stock compensation                                                      (217)                (287)
Treasury stock, at cost (7,494,741 shares at March 30, 1997 and
  7,760,232 shares at September 29, 1996)                                        (42,222)             (42,365)
------------------------------------------------------------------------ -------------------- ------------------
               Total stockholders' investment                                    308,918              298,059
------------------------------------------------------------------------ -------------------- ------------------
               Total liabilities and stockholders' investment                   $712,475             $728,830
------------------------------------------------------------------------ -------------------- ------------------


See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
    C O N S O L I D A T E D   S T A T E M E N T S  O F   C A S H   F L O W S
         For the Twenty-Six Weeks Ended March 30, 1997 and March 31,1996
                                 (In thousands)
                                   (Unaudited)


----------------------------------------------------------------------------- ----------------------- ------------------------
                                                                                    MARCH 30,                March 31,
                                                                                     1997                       1996
----------------------------------------------------------------------------- ----------------------- ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                      $12,884                $  8,630
    Non-cash items included in net income:
       Depreciation and amortization                                                 31,523                  26,705
       (Gain)Loss on disposition of property                                           (175)                     66
       Minority interest in net income(loss)                                            331                     (46)
       Deferred income taxes                                                          1,271                   1,658
       Increase in cash surrender value of life insurance, net of policy             (1,562)                 (1,736)
         loans
       Compensation earned under restricted stock plan                                   70                     649
    Changes in assets and liabilities:
          Receivables                                                                14,306                   4,729
          Inventories                                                                (9,523)                (17,901)
          Other current assets                                                        3,942                     315
          Accounts payable                                                           (8,687)                 (7,584)
          Accrued liabilities                                                        (1,550)                  1,570
    Other                                                                             1,482                    (846)
----------------------------------------------------------------------------- ----------------------- ------------------------
         Net cash provided by operating activities                                   44,312                  16,209
----------------------------------------------------------------------------- ----------------------- ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property                                                           (24,468)                (23,091)
    Proceeds from dispositions of property                                            2,160                     823
    (Increase) Decrease in other  assets                                             (1,515)                    153
    Purchase of business, net of cash acquired                                           --                 (19,302)
----------------------------------------------------------------------------- ----------------------- ------------------------
         Net cash used in investing activities                                      (23,823)                (41,417)
----------------------------------------------------------------------------- ----------------------- ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Short-term (repayments) borrowings, net                                          (8,807)                 44,608
    Payments of long-term debt                                                      (12,765)                (65,473)
    Proceeds from issuance of long-term debt                                             --                  58,777
    Cash dividends                                                                   (4,364)                 (4,283)
    Common stock options exercised                                                    2,155                     187
----------------------------------------------------------------------------- ----------------------- ------------------------
         Net cash (used in) provided by  financing activities                       (23,781)                 33,816
----------------------------------------------------------------------------- ----------------------- ------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                                    (871)                   (771)
----------------------------------------------------------------------------- ----------------------- ------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (4,163)                  7,837
----------------------------------------------------------------------------- ----------------------- ------------------------

BEGINNING CASH AND CASH EQUIVALENTS                                                  31,448                  17,964

ENDING CASH AND CASH EQUIVALENTS                                                    $27,285                $ 25,801
----------------------------------------------------------------------------- ----------------------- ------------------------


See accompanying condensed notes to consolidated financial statements.

                              GUILFORD MILLS, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 30, 1997
                        (In thousands except share data)
                                   (Unaudited)

1. Seasonal Fluctuations -- Results for any portion of a year are not necessarily indicative of the results to be expected for a full year, due to seasonal aspects of the textile industry.

2. Stock Split-- On April 21, 1997, the Company's Board of Directors approved a three-for-two split of the Company's common stock, par value $.02 per share (the "Common Stock"). The split was effected in the form of a 50% stock dividend paid on May 6, 1997 to stockholders of record on May 1, 1997. The stock dividend increased the Company's issued Common Stock by approximately 9.8 million shares. The par value of the additional 9.8 million shares of Common Stock issued has been credited to Common Stock and a like amount charged to Capital in Excess of Par. All share and per share data contained herein have been restated for all periods presented to reflect the stock split.

3. Per Share Information -- Primary net income per share information has been computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the periods. The weighted average shares of Common Stock and Common Stock equivalents used in computing primary net income per share for the twenty-six weeks ended March 30, 1997 and March 31, 1996 were 21,888,000 and 21,239,000, respectively. The weighted average shares of Common Stock and Common
Stock equivalents used in computing primary net income per share for the thirteen weeks ended March 30, 1997 and March 31, 1996 were 21,996,000 and 21,381,000, respectively.

     Fully diluted income per share information also considers as applicable (i) the dilutive effect, if any, assuming that the Company's convertible debentures were converted at the beginning of the current fiscal period, with earnings being increased by the interest expense, net of income taxes, that would not have been incurred had conversion taken place and (ii) any additional dilutive effect for stock options and restricted stock grants. The weighted average shares used in computing fully diluted net income per share for the twenty-six weeks ended March 30, 1997 and March 31, 1996 were 25,305,000 and 24,783,000, respectively. The weighted average shares used in computing fully diluted net income per share for the thirteen weeks ended March 30, 1997 and March 31, 1996 were 25,377,000 and 24,842,000, respectively.

     In March of 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). This Statement requires the presentation of basic earnings per share (net income available to common shareholders divided by the weighted average number of shares of common stock outstanding) and a disclosure reconciling the numerator and the denominator of the earnings per share calculations. SFAS No. 128 is effective for interim and annual periods ending after December 15, 1997, and early application is prohibited. Accordingly, the accompanying financial statements do not reflect the provisions of SFAS No. 128. The Company will adopt the provisions of SFAS No. 128 in the first quarter of fiscal 1998.
The Company has not yet determined the impact of adoption of SFAS No. 128.

4. Inventories -- Inventories are carried at the lower of cost or market. Cost is determined by using the LIFO (last-in, first-out) method for the majority of inventories. Cost for all other inventories has been determined principally by the FIFO (first-in, first-out) method.

Inventories at March 30, 1997 and September 29, 1996 consisted of the following:


                                                                      March  30,         September  29,
                                                                         1997                 1996
                                                                   ------------------   -----------------
  Finished Goods                                                       $ 45,042            $  45,515
  Raw Materials and Work in Process                                     107,615               95,439
  Manufacturing Supplies                                                 13,628               13,892

                                                                   ------------------   -----------------

  Total inventories valued at first-in, first-out (FIFO) cost           166,285              154,846
  Less -- Adjustments to reduce FIFO cost to LIFO cost, net              18,034               16,853
                                                                   ------------------   -----------------
       Total inventories                                               $148,251             $137,993
                                                                   ==================   =================




5. Accumulated Depreciation -- Accumulated depreciation at March 30, 1997 and September 29, 1996 was $383,810 and $353,364 , respectively.

6. Acquisition --- On January 17, 1996, the Company acquired 100% of the outstanding capital stock of Hofmann Laces, Ltd., Raschel Fashions Interknitting, Ltd., and Curtains and Fabrics, Inc. (collectively "Hofmann Laces"). Hofmann Laces designs and produces lace fabrics for the intimate apparel, apparel and home fashions markets. It produces stretch knit fabrics for the apparel, swimwear and intimate apparel markets. Additionally, it cuts and sews lace fabrics into finished home fashions products which are sold directly to retailers. The purchase price was comprised of cash of $45,480 and the issuance of 300,000 shares of Common Stock as adjusted for the May 6, 1997 three-for-two Common Stock split. The acquisition was accounted for using the purchase method of accounting. Excess purchase price over fair market value of the underlying assets of $8,429 was allocated to goodwill based upon fair values. Additional purchase price may be paid based on Hofmann Laces' earnings for the five year period ending on December 31, 2000.

     The operating results of Hofmann Laces have been included in the consolidated statements of income from the date of acquisition. The following unaudited pro forma information reflects the results of the Company's operations assuming the purchase had been made at the beginning of the fiscal year ended September 29, 1996: for the twenty-six weeks ended March 31, 1996, sales of $225.8 million, net income of $6.3 million and primary earnings per share of $.29. In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal 1996 or of future operations of the combined companies under the ownership and management of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Net sales for the six months ended March 30, 1997 were $430.0 million, an increase of $48.7 million, or 12.8%, over net sales of $381.3 million for the six months ended March 31, 1996. Net sales for the second quarter of fiscal 1997 were $219.1 million, an increase of $12.0 million, or 5.8%, over net sales of $207.1 million for the comparable period of the prior year.

         For the six months ended March 30, 1997, net sales in the apparel home fashions business unit increased 11.5% over the six months ended March 31, 1996. The increase resulted from net sales increases in shapewear and swimwear fabrics of 8.4%, fastener, medical and industrial fabrics of 82.1%, and home fashions and linings fabrics of 24.5% . These increases were partially offset by declines in net sales of intimate apparel fabrics (lingerie, sleepwear and robewear) of 29.4% and women's ready to wear fabrics of 4.1%. The overall increase in net sales for the apparel home fashions business unit reflects strong consumer confidence in the economy and a shift in customer demand from traditional apparel fabrics to specialty and technically engineered apparel, home fashions, and industrial fabrics. For the quarter ended March 30, 1997, net sales for the apparel home fashions business unit increased 8.9%, over the comparable period of the previous year. This resulted from net sales increases in shapewear and swimwear fabrics of 15.4%, fastener, medical and industrial fabrics of 63.6%, and home fashions and linings fabrics of 18.6%. These increases were partially offset by net sales declines in intimate apparel fabrics of 27.1% and women's ready to wear fabrics of 13.0%.

         Net sales for Hofmann Laces for the first six months of fiscal 1997 increased significantly from the first six months of fiscal 1996. The Company acquired Hofmann Laces in the second quarter of fiscal 1996, and, therefore, the Company's net sales for the first six months of fiscal 1996 do not include Hofmann's net sales for the first quarter of fiscal 1996. On a pro forma basis, as if the Hofmann acquisition had occurred at the beginning of fiscal 1996, Hofmann's net sales for the first six months of fiscal 1997 increased 27.4% over the first six months of fiscal 1996. The increase resulted from strong demand for intimate apparel lace fabrics and home fashion fabrics. For the quarter ended March 30, 1997, net sales for Hofmann Laces increased 39.3% over the same quarter a year ago.

         Net sales for the U.S. automotive business unit for the six months ended March 30, 1997 declined 10.5% from the six months ended March 31, 1996. Net sales to domestic original equipment manufacturers declined 10.6% primarily as a result of a decline in sales to Ford Motor Company due to Ford production declines on its platforms such as Taurus, Contour, Mystique and Windstar. Net sales of fabrics for recreational vehicles and vans declined 10.4% also as a result of vehicle production declines. For the quarter ended March 30, 1997, net sales for the U.S. automotive business unit declined 9.4% from the quarter ended March 30, 1996.

          Net sales for the Company's European business unit increased 11.0% for the first six months of fiscal 1997 over the same period a year ago. The increase is due to increased market share resulting from new product offerings and the effect of strengthening of the U.K. pound sterling compared to the U.S. dollar. During the second quarter of fiscal 1997, Ford Motor Company announced production decreases on its Mondeo and Fiesta platforms. As a result, net sales for the Company's European automotive business unit for the second quarter of fiscal 1997 declined by 3.0% from the same quarter a year ago.

         Net sales for the Company's Mexican subsidiary for the first six months of fiscal 1997 increased 17.1% over the first six months of fiscal 1996. The increase reflects the strengthening of the Mexican economy and the increased demand for exported garments under the North American Free Trade Agreement (NAFTA). For the quarter ended March 30, 1997, net sales for the Company's Mexican subsidiary increased by 13.9% over the same quarter a year ago. The Company anticipates that the peso's uncertainty will continue to impact future revenue translation and total sales of its Mexican subsidiary.

         Gross margin for the first six months of fiscal 1997 increased to $78.9 million, or 18.3% of net sales, compared to $61.0 million, or 16.0% of net sales, for the first six months of fiscal 1996. The total gross margin increase and increased gross margin as a percentage of net sales resulted from increased net sales volumes and product mix. For the quarter ended March 30, 1997, gross margin increased to $41.0 million, or 18.7% of net sales, from $33.4 million, or 16.1% of net sales, for the same quarter a year ago.

         Selling and administrative expenses increased to $47.4 million, or 11.0% of net sales, for the six months ended March 30, 1997, compared to $38.7 million, or 10.1% of net sales, for the same period a year ago. The increase in selling and administrative expenses as a percentage of net sales is due primarily to increased variable incentive compensation costs resulting from increased net sales. For the quarter ended March 30, 1997, selling and administrative expenses were $24.1 million, or 11.0% of net sales, compared to $19.6 million, or 9.5% of net sales, for the same quarter a year ago. In addition to the increased variable incentive compensation costs, the company opened a sales office in Hong Kong and incurred additional advertising and promotion costs associated with increased net sales volumes.

         Interest expense for the six months ended March 30, 1997 was $9.3 million compared to $7.9 million for the same period a year ago. The increase in interest expense of $1.4 million is due primarily to additional borrowings related to the acquisition of Hofmann Laces in the second quarter of fiscal 1996 partially offset by lower short term interest rates. For the quarter ended March 30, 1997, interest expense was $4.2 million compared to $4.5 million for the quarter ended March 31, 1996. The decline is due to decreased interest rates and repayments of long-term debt of $11.0 million during the quarter ended March 30, 1997.

         Income tax expense for the first six months of 1997 was $7.2 million, or 36.0% of income before income taxes, compared to $4.4 million, or 33.6% of income before income taxes for the same period a year ago. The increase in the effective tax rate is primarily due to the relative proportionate impact of credits to pre-tax income which decreased significantly from fiscal 1996 to fiscal 1997.

         Net income for the six months ended March 30, 1997 was $12.9 million, or $.59 per primary share, compared to $8.6 million, or $.41 per primary share, for the comparable period of the previous year. For the quarter ended March 30, 1997, net income was $7.5 million, or $.34 per primary share, compared to net income of $5.9 million, or $.28 per primary share, for the same quarter a year ago.

         Effective January 1, 1997, the Mexican economy is considered "highly inflationary" for financial reporting purposes because the cumulative Mexican inflation rate for the immediately preceding three years exceeded 100%. As a result, under SFAS No. 52, the U.S. dollar will be used as the functional currency for translating the balance sheet and results of operations of the Company's Mexican subsidiary until the Mexican economy is no longer considered highly inflationary. Under this method of accounting, foreign currency translation gains and losses are recognized currently in the results of operations, rather than as a direct change in stockholders' investment. The results of operations, on a consolidated basis, for the Company's quarter and six months ended March 30, 1997 were not significantly affected by the continuing devaluation of the Mexican peso or the change in method of accounting for currency translation . While management expects that the peso will devalue even further in fiscal 1997, it believes that economic growth, spurred by the continued Mexican domestic demand for apparel fabrics and reduced inflation, will result in continued growth for its Mexican operations. The Company cannot determine to what extent this growth may be offset by the negative impact of economic uncertainty.

Liquidity and Capital Requirements

         At March 30, 1997, working capital was $194.7 million compared to $177.7 million at September 29, 1996. This increase in working capital is due primarily to a reduction in short-term borrowings as cash generated from operating activities allowed for the repayment of $20.7 million of current debt. The Company maintains flexibility with respect to its seasonal working capital needs through a revolving credit facility of $150 million and its continued access to other traditional sources of funds, including uncommitted bank lines of credit aggregating $135 million, and the ability to receive advances against its factored accounts receivable. At March 30, 1997 no borrowings were outstanding against the Company's $150 million credit facility, and the Company's borrowing availability under its uncommitted bank lines of credit was $35.5 million. Management believes that the Company's financial position and operating performance will continue to provide the Company with the ability to obtain necessary capital from appropriate financial markets.

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




     During the fourth quarter of 1992, the Company also received a Notice of Violation from the North Carolina Division of Environmental Management concerning ground water contamination on or near one of its North Carolina facilities. The Company has voluntarily agreed to allow the installation of monitoring wells at the site but denies that such contaminants originated from the Company's operations or property. An additional pre-tax charge of $1.3 million was provided in the fourth quarter of 1992 to reflect the estimated future costs of monitoring this and other environmental matters including the removal of underground storage tanks at the Company's facilities. The Company has removed substantially all underground storage tanks at its facilities. At March 30, 1997, environmental accruals amounted to $5.6 million of which $4.6 million is non-current and is included in other non-current liabilities in the balance sheet.

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

Items 2 - 5.  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
(a) Exhibits:

Exhibit No.
       (3)        By-Laws of Guilford Mills, Inc. (as amended through February 6, 1997).
       (10)(a)*   Amendments to The Guilford Mills, Inc. 1991 Stock Option Plan.
       (10)(b)*   Amendment to The Guilford Mills, Inc. 1989 Restricted Stock Plan.


* Items denoted with an asterisk represent management contracts or compensatory plans or arrangements

(b) Reports on Form 8-K:
      Not Applicable

                                   SIGNATURES




       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                GUILFORD MILLS, INC.

                                (Registrant)




Date:   May 13, 1997            By:________________________
                                Terrence E. Geremski
                                Senior Vice President/Chief Financial Officer