Form 10-Q
period 1997-06-29
GUILFORD MILLS INC
filed 1997-08-13
CIK 44471

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 29, 1997

                                       OR

     [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from           to

                          Commission File Number 1-6922

                              GUILFORD MILLS, INC.

             (Exact name of Registrant as specified in its charter)

                 Delaware                                13-1995928

   ------------------------------------     ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification
     incorporation or organization)           number)


                 4925 West Market Street, Greensboro, N.C. 27407

               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code - (910) 316-4000

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


                  Number of shares of common stock outstanding
                          at June 29, 1997 - 22,299,800

                              GUILFORD MILLS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 29,1997


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


         Consolidated Statements of Income for the Thirty-Nine Weeks Ended June
          29, 1997 and June 30, 1996

         Consolidated Statements of Income for the Thirteen Weeks Ended June 29,
          1997 and June 30, 1996

         Consolidated Balance Sheets as of June 29, 1997 and September 29, 1996

         Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended
          June 29, 1997 and  June 30, 1996

         Condensed Notes to Consolidated Financial Statements

                              Guilford Mills, Inc.
        C O N S O L I D A T E D   S T A T E M E N T S   O F   I N C O M E
         For the Thirty-Nine Weeks Ended June 29, 1997 and June 30, 1996
                      (In thousands except per share data)
                                   (Unaudited)



--------------------------------------------------- ----------------------------
                                                      JUNE 29,          June 30,
                                                        1997              1996
--------------------------------------------------- ----------------------------

NET SALES                                            $668,365           $613,485
--------------------------------------------------- ----------------------------

COSTS AND EXPENSES:
     Cost of goods sold                               538,359            507,441
     Selling and administrative                        71,609             58,754
--------------------------------------------------- ----------------------------
                                                      609,968            566,195
--------------------------------------------------- ----------------------------

OPERATING INCOME                                       58,397             47,290

INTEREST EXPENSE                                       12,999             12,733
OTHER EXPENSE, NET                                      3,110              2,498
---------------------------------------------------- ------------------ --------
INCOME BEFORE INCOME TAXES                             42,288             32,059

INCOME TAX PROVISION                                   14,861             10,789
---------------------------------------------------- ------------------ --------
NET INCOME                                           $ 27,427           $ 21,270
---------------------------------------------------- ------------------ --------

NET INCOME PER SHARE:
     Primary                                            $1.25              $1.00
     Fully Diluted                                       1.15                .93
---------------------------------------------------- ------------------ --------

DIVIDENDS PER SHARE                                     $ .31               $.30
---------------------------------------------------- ------------------ --------

See accompanying condensed notes to consolidated financial statements.

                            Guilford Mills, Inc.
       C O N S O L I D A T E D   S T A T E M E N T S   O F   I N C O M E
          For the Thirteen Weeks Ended June 29, 1997 and June 30, 1996
                      (In thousands except per share data)
                                   (Unaudited)


------------------------------------------ ------------------ ----------------
                                               JUNE 29,             June 30,
                                                 1997                1996
------------------------------------------ ------------------ ----------------

NET SALES                                        $238,358           $232,202
------------------------------------------ ------------------ ----------------

COSTS AND EXPENSES:
     Cost of goods sold                           187,248            187,134
     Selling and administrative                    24,234             20,089
------------------------------------------ ------------------ ----------------
                                                  211,482            207,223
------------------------------------------ ------------------ ----------------

OPERATING INCOME                                   26,876             24,979

INTEREST EXPENSE                                    3,665              4,867
OTHER EXPENSE, NET                                  1,051              1,059

------------------------------------------ ------------------ ----------------
INCOME BEFORE INCOME TAXES                         22,160             19,053

INCOME TAX PROVISION                                7,617              6,413
------------------------------------------ ------------------ ----------------
NET INCOME                                        $14,543            $12,640
------------------------------------------ ------------------ ----------------

NET INCOME PER SHARE:
     Primary                                         $.66               $.59
     Fully Diluted                                    .59                .53
------------------------------------------ ------------------ ----------------

DIVIDENDS PER SHARE                                 $.11                $.10
------------------------------------------ ------------------ ----------------

See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
             C O N S O L I D A T E D   B A L A N C E   S H E E T S
                      June 29, 1997 and September 29, 1996
                        (In thousands except share data)

 ------------------------------------------------------------------------ -------------------- ------------------
                                                                                 JUNE 29,        September 29,
                                                                                  1997              1996
                                                                               (UNAUDITED)
 ------------------------------------------------------------------------ -------------------- ------------------
 ASSETS
 Cash and cash equivalents                                                       $ 33,095             $ 31,448
 Accounts receivable, net                                                         170,069              172,033
 Inventories                                                                      144,052              137,993
 Prepaid income taxes                                                               2,604                2,437
 Other current assets                                                               6,814                7,977
 ------------------------------------------------------------------------ -------------------- ------------------

               Total current assets                                               356,634              351,888

 Property, net                                                                    305,676              309,964
 Cash surrender value of life insurance, net of policy loans                       43,294               41,715
 Other                                                                             30,721               25,263
 ------------------------------------------------------------------------ -------------------- ------------------
               Total assets                                                      $736,325             $728,830
 ------------------------------------------------------------------------ -------------------- ------------------

 LIABILITIES
 Short-term borrowings                                                          $  41,553            $  47,979
 Current maturities of long-term debt                                              17,093               18,837
 Accounts payable                                                                  56,744               63,551
 Accrued liabilities                                                               50,535               43,863
 ------------------------------------------------------------------------ -------------------- ------------------
               Total current liabilities                                          165,925              174,230
 Long-term debt                                                                   196,749              209,435
 Deferred income taxes                                                             20,476               19,969
 Other non-current liabilities                                                     25,760               27,137
 ------------------------------------------------------------------------ -------------------- ------------------
               Total liabilities                                                  408,910              430,771
 ------------------------------------------------------------------------ -------------------- ------------------

 STOCKHOLDERS' INVESTMENT
 Preferred stock, $1 par; 1,000,000 shares authorized, none issued                    ---                  ---
 Common stock, $.02 par; 60,000,000 shares authorized, 29,443,799 shares issued, 22,299,800 shares outstanding at June 29, 1997
   and  21,683,567 shares outstanding September 29, 1996                              589                  589
 Capital in excess of par                                                          46,889               40,893
 Retained earnings                                                                331,847              311,217
 Foreign currency translation loss                                                 (7,598)             (11,988)
 Unamortized stock compensation                                                    (4,054)                (287)
 Treasury stock, at cost (7,143,999 shares at June 29, 1997 and
   7,760,232 shares at September 29, 1996)                                        (40,258)             (42,365)
 ------------------------------------------------------------------------ -------------------- ------------------
                Total stockholders' investment                                    327,415              298,059
 ------------------------------------------------------------------------ -------------------- ------------------
                Total liabilities and stockholders' investment                   $736,325             $728,830
 ------------------------------------------------------------------------ -------------------- ------------------


See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
    C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S
         For the Thirty-Nine Weeks Ended June 29, 1997 and June 30, 1996
                                 (In thousands)
                                   (Unaudited)


----------------------------------------------------------------------------- ----------------------- ------------------------
                                                                                     JUNE 29,                June 30,
                                                                                       1997                     1996
----------------------------------------------------------------------------- ----------------------- ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                      $27,427                 $21,270
    Non-cash items included in net income:
       Depreciation and amortization                                                 46,899                  40,894
       Loss on disposition of property                                                  704                     102
       Minority interest in net income(loss)                                            475                     (37)
       Deferred income taxes                                                            765                   3,102
       Increase in cash surrender value of life insurance, net of policy             (1,871)                 (3,085)
loans
       Compensation earned under restricted stock plan                                  363                     641
    Changes in assets and liabilities:
          Receivables                                                                 3,661                 (14,909)
          Inventories                                                                (5,008)                 (3,105)
          Other current assets                                                        1,499                    (493)
          Accounts payable                                                           (7,289)                 (4,513)
          Accrued liabilities                                                         6,842                   8,551
    Other                                                                            (1,408)                 (1,313)
----------------------------------------------------------------------------- ----------------------- ------------------------
         Net cash provided by operating activities                                   73,059                  47,105
----------------------------------------------------------------------------- ----------------------- ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property                                                           (42,238)                (42,480)
    Proceeds from dispositions of property                                            2,239                   1,136
    Increase in other  assets                                                        (2,820)                 (4,272)
    Purchase of business, net of cash acquired                                       (7,119)                (19,302)
----------------------------------------------------------------------------- ----------------------- ------------------------
         Net cash used in investing activities                                      (49,938)                (64,918)
----------------------------------------------------------------------------- ----------------------- ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Short-term (repayments) borrowings, net                                          (7,019)                 47,529
    Payments of long-term debt                                                      (13,309)                (67,001)
    Proceeds from issuance of long-term debt                                          -----                  58,777
    Cash dividends                                                                   (6,799)                 (6,471)
    Common stock options exercised                                                    4,431                     640
----------------------------------------------------------------------------- ----------------------- ------------------------
         Net cash (used in) provided by financing activities                        (22,696)                 33,474
----------------------------------------------------------------------------- ----------------------- ------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                                   1,222                    (731)
----------------------------------------------------------------------------- ----------------------- ------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             1,647                  14,930
    EQUIVALENTS
----------------------------------------------------------------------------- ----------------------- ------------------------

BEGINNING CASH AND CASH EQUIVALENTS                                                  31,448                  17,964


ENDING CASH AND CASH EQUIVALENTS                                                   $ 33,095                $ 32,894
----------------------------------------------------------------------------- ----------------------- ------------------------


See accompanying condensed notes to consolidated financial statements.

                              GUILFORD MILLS, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 29, 1997
                        (In thousands except share data)
                                   (Unaudited)

1. Seasonal Fluctuations -- Results for any portion of a year are not necessarily indicative of the results to be expected for a full year, due to seasonal aspects of the textile industry.

2. Stock Split-- On April 21, 1997, the Company's Board of Directors approved a three-for-two split of the Company's common stock, par value $.02 per share ( the "Common Stock"). The split was effected in the form of a 50% stock dividend paid on May 6, 1997 to stockholders of record on May 1, 1997. The stock dividend increased the Company's issued Common Stock by approximately 9.8 million shares. The par value of the additional 9.8 million shares of Common Stock issued has been credited to Common Stock and a like amount charged to Capital in Excess of Par. All share and per share data contained herein have been restated for all periods presented to reflect the stock split.

3. Per Share Information -- Primary net income per share information has been computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the periods. The weighted average shares of Common Stock and Common Stock equivalents used in computing primary net income per share for the thirty-nine weeks ended June 29, 1997 and June 30, 1996 were 22,011,000 and 21,306,000, respectively. The weighted average shares of Common Stock and Common Stock equivalents used in computing primary net income per share for the thirteen weeks ended June 29, 1997 and June 30, 1996 were 22,261,000 and 21,708,000, respectively.

     Fully diluted income per share information also considers as applicable (i) the dilutive effect, if any, assuming that the Company's convertible debentures were converted at the beginning of the current fiscal period, with earnings being increased by the interest expense, net of income taxes, that would not have been incurred had conversion taken place and (ii) any additional dilutive effect for stock options and restricted stock grants. The weighted average shares used in computing fully diluted net income per share for the thirty-nine weeks ended June 29, 1997 and June 30, 1996 were 25,425,000 and 24,829,000, respectively. The weighted average shares used in computing fully diluted net income per share for the thirteen weeks ended June 29, 1997 and June 30, 1996 were 25,557,000 and 25,103,000, respectively.

     In March of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). This Statement requires the presentation of basic earnings per share (net income available to common shareholders divided by the weighted average number of shares of common stock outstanding) and a disclosure reconciling the numerator and the denominator of the earnings per share calculations. SFAS No. 128 is effective for interim and annual periods ending after December 15, 1997, and early application is prohibited. Accordingly, the accompanying financial statements do not reflect the provisions of SFAS No. 128. The Company will adopt the provisions of SFAS No. 128 in the first quarter of fiscal 1998. The Company has not yet determined the impact of adoption of SFAS No. 128.

4. Inventories -- Inventories are carried at the lower of cost or market. Cost is determined by using the LIFO (last-in, first-out) method for the majority of inventories. Cost for all other inventories has been determined principally by the FIFO (first-in, first-out) method.

     Inventories at June 29, 1997 and September 29, 1996 consisted of the following:

                                                                        June 29,         September  29,
                                                                           1997                 1996
                                                                   ------------------   -----------------
  Finished Goods                                                       $ 48,529            $  45,515
  Raw Materials and Work in Process                                      99,727               95,439
  Manufacturing Supplies                                                 13,731               13,892

                                                                   ------------------   -----------------

  Total inventories valued at first-in, first-out (FIFO) cost           161,987              154,846
  Less -- Adjustments to reduce FIFO cost to LIFO cost, net              17,935               16,853
                                                                   ------------------
                                                                                        =================
       Total inventories                                               $144,052             $137,993
                                                                   ==================   =================


5. Accumulated Depreciation -- Accumulated depreciation at June 29, 1997 and September 29, 1996 was $402,305 and $353,364, respectively.

6. Acquisitions --- On January 17, 1996, the Company acquired 100% of the outstanding capital stock of Hofmann Laces, Ltd., Raschel Fashions Interknitting, Ltd., and Curtains and Fabrics, Inc. (collectively "Hofmann Laces"). Hofmann Laces designs and produces lace fabrics for the intimate apparel, apparel and home fashions markets. It produces stretch knit fabrics for the apparel, swimwear and intimate apparel markets. Additionally, it cuts and sews lace fabrics into finished home fashions products which are sold directly to retailers. The purchase price was comprised of cash of $45,480 and the issuance of 300,000 shares of Common Stock as adjusted for the May 6, 1997 three-for-two Common Stock split. The acquisition was accounted for using the purchase method of accounting. Excess purchase price over fair market value of the underlying assets of approximately $8,429 was allocated to goodwill. Additional purchase price may be paid based on Hofmann Laces' earnings for the five year period ending on December 31, 2000.

     The operating results of Hofmann Laces have been included in the consolidated statements of income from the date of acquisition. The following unaudited pro forma information reflects the results of the Company's operations assuming the purchase had been made at the beginning of the fiscal year ended September 29, 1996: for the thirty-nine weeks ended June 30, 1996, sales of $632.1 million, net income of $21.7 million and primary earnings per share of $1.02. In management's opinion, the unaudited pro forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal 1996 or of future operations of the combined companies under the ownership and management of the Company.

     Effective June 27, 1997, the Company acquired an additional 20% ownership interest in Grupo Ambar, S.A. de C.V. ("Grupo Ambar") for approximately $7,100. The acquisition increased the Company's ownership interest in Grupo Ambar from 75% to 95%. The purchase price was allocated to the fair market value of assets and liabilities acquired. Excess purchase price over fair market value of underlying assets of approximately $4,900 was allocated to goodwill.

7. Subsequent Event---On June 25, 1997, the Company issued a call for the redemption of the Company's outstanding 6.0% Convertible Subordinated Debentures to be redeemed as of August 8, 1997 at 100.6% of the principal amount. Holders had the right to convert debentures into shares of Common Stock through July 29, 1997 at $19.67 per share. Of the $66,180 debentures outstanding at June 24, 1997, $65,039 or 98.3% were converted into Common Stock. This conversion resulted in the issuance of 3,306,423 shares of Common Stock, from treasury. The remaining debentures of $1.1 million were redeemed. On a proforma basis, had the 3,306,423 common shares been outstanding from the beginning of each respective period for the thirty-nine weeks and the thirteen weeks ended July 29, 1997 and June 30, 1996, primary earnings per share would have approximated fully diluted earnings per share, as reported for these periods.

8. Comprehensive income---In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"). This Statement establishes standards for the prominent reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and other changes in equity that bypass net income. The Statement is effective for fiscal years beginning after December 15 1997, with earlier application permitted. The Company has not yet determined the impact of adoption of SFAS No. 130.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Net sales for the nine months ended June 29, 1997 were $668.4 million, an increase of $54.9 million, or 8.9%, over net sales of $613.5 million for the nine months ended June 30, 1996. Net sales for the third quarter of fiscal 1997 were $238.4 million, an increase of $6.2 million, or 2.7%, over net sales of $232.2 million for the comparable period of the prior year.

         For the nine months ended June 29, 1997, net sales in the apparel home fashions business unit increased 9.4% over the nine months ended June 30, 1996. The increase resulted from net sales increases in shapewear and swimwear fabrics of 9.0%, fastener, medical and industrial fabrics of 67.4%, and home fashions and linings fabrics of 24.4% . These increases were partially offset by declines in net sales of intimate apparel fabrics (lingerie, sleepwear and robewear) of 21.7% and women's ready to wear fabrics of 8.5%. The overall increase in net sales for the apparel home fashions business unit reflects consumer confidence in the economy and a shift in customer demand from traditional apparel fabrics to specialty and technically engineered apparel, home fashions, and industrial fabrics. For the quarter ended June 29, 1997, net sales for the apparel home fashions business unit increased 6.2%, over the comparable period of the previous year. This resulted from net sales increases in shapewear and swimwear fabrics of 11.0%, fastener, medical and industrial fabrics of 45.5%, and home fashions and linings fabrics of 24.3%. These increases were partially offset by net sales declines in intimate apparel fabrics of 11.8% and women's ready to wear fabrics of 14.8%.

         Net sales for Hofmann Laces for the nine months of fiscal 1997 increased significantly from the nine months of fiscal 1996. The Company acquired Hofmann Laces in the second quarter of fiscal 1996, and, therefore, the Company's net sales for the nine months of fiscal 1996 do not include Hofmann Laces net sales for the first quarter of fiscal 1996. On a pro forma basis, as if the Hofmann Laces acquisition had occurred at the beginning of fiscal 1996, Hofmann Laces net sales for the nine months of fiscal 1997 increased 29.0% over the nine months of fiscal 1996. The increase resulted from strong demand for intimate apparel lace fabrics and home fashion fabrics. For the quarter ended June 29, 1997, net sales for Hofmann Laces increased 31.7% over the same quarter a year ago.

         Net sales for the U.S. automotive business unit for the nine months ended June 29, 1997 declined 12.0% from the nine months ended June 30, 1996. Net sales to domestic original equipment manufacturers declined 12.7% primarily as a result of certain platform production declines experienced by a certain customer. Net sales of fabrics for recreational vehicles and vans declined 6.6% as a result of reduced demand for these vehicles. For the quarter ended June 29, 1997, net sales for the U.S. automotive business unit declined 14.7% from the quarter ended June 30, 1996.

          Net sales for the Company's European automotive business unit increased 11.9% for the nine months of fiscal 1997 over the same period a year ago. The increase was due to new product offerings which resulted in market share growth, increased sales to a certain customer which partially offset the effect of production declines in certain platforms of another customer, and the effect of strengthening of the U.K. pound sterling compared to the U.S. dollar. Net sales for the Company's European automotive business unit for third quarter of fiscal 1997 increased by 13.9% from the same quarter a year ago.

         Net sales for the Company's Mexican subsidiary for the nine months of fiscal 1997 increased 17.9% over the nine months of fiscal 1996. The increase reflects the strengthening of the Mexican economy, the increased demand for exported garments under the North American Free Trade Agreement (NAFTA) and an increase in the demand for domestic automotive vehicles. For the quarter ended June 29, 1997, net sales for the Company's Mexican subsidiary increased by 20.8 % over the same quarter a year ago. The Company anticipates that the peso's uncertainty will continue to impact future revenue translation and total sales of its Mexican subsidiary.

         Gross margin for the nine months of fiscal 1997 increased to $130.0 million, or 19.5% of net sales, compared to $106.0 million, or 17.3% of net sales, for the nine months of fiscal 1996. The total gross margin increase and increased gross margin as a percentage of net sales resulted from the increase in net sales volumes and product mix. For the quarter ended June 29, 1997, gross margin increased to $51.1 million, or 21.4 % of net sales, from $45.1 million, or 19.4% of net sales, for the same quarter a year ago.

         Selling and administrative expenses increased to $71.6 million, or 10.7% of net sales, for the nine months ended June 29, 1997, compared to $58.8 million, or 9.6% of net sales, for the same period a year ago. The increase in selling and administrative expenses as a percentage of net sales is primarily due to increased variable incentive compensation costs resulting from increased net sales. In addition, the company opened sales offices in Hong Kong and incurred additional advertising and promotional costs associated with the increase in net sales. For the quarter ended June 29, 1997, selling and administrative expenses were $24.2 million, or 10.2% of net sales, compared to
20.1 million, or 8.7% of net sales, for the same quarter a year ago.

         Interest expense for the nine months ended June 29, 1997 was $13.0 million compared to $12.7 million for the same period a year ago. The increase in interest expense of $0.3 million is due primarily to additional borrowings related to the acquisition of Hofmann Laces in the second quarter of fiscal 1996 partially offset by payments of current maturities and lower short term interest rates. For the quarter ended June 29, 1997, interest expense was $3.7 million compared to $4.9 million for the quarter ended June 30, 1996. The decline is due to the decrease in average borrowings.

         Income tax expense for the nine months of 1997 was $14.9 million, or 35.1% of income before income taxes, compared to $10.8 million, or 33.7% of income before income taxes for the same period a year ago. The increase in the effective tax rate is primarily due to the relative proportionate impact of credits to pre-tax income which decreased significantly from fiscal 1996 to fiscal 1997 and the acquisition of Hofmann Laces. Income tax expense for the third quarter of 1997 was $7.6 million, or a 34.4% effective tax rate, compared to $6.4 million or a 33.7% effective tax rate for the third quarter of 1996.

         Net income for the nine months ended June 29, 1997 was $27.4 million, or $1.25 per primary share, compared to $21.3 million, or $ 1.00 per primary share, for the comparable period of the previous year. For the quarter ended June 29, 1997, net income was $14.5 million or $.66 per primary share, compared to net income of $12.6 million, or $.59 per primary share, for the same quarter a year ago.

         Effective January 1, 1997, the Mexican economy is considered "highly inflationary" for financial reporting purposes because the cumulative Mexican inflation rate for the immediately preceding three years exceeded 100%. As a result, under SFAS No. 52, the U.S. dollar will be used as the functional currency for translating the balance sheet and results of operations of the Company's Mexican subsidiary until the Mexican economy is no longer considered highly inflationary. Under this method of accounting, foreign currency translation gains and losses are recognized currently in the results of operations, rather than as a direct change in stockholders' investment. The results of operations, on a consolidated basis, for the Company's quarter and nine months ended June 29, 1997 were not significantly affected by the continuing devaluation of the Mexican peso or the change in method of accounting for currency translation . While management expects that the peso will devalue even further in fiscal 1997, it believes that economic growth, spurred by the continued Mexican domestic demand for apparel fabrics and reduced inflation, will result in continued growth for its Mexican operations. The Company cannot determine to what extent this growth may be offset by the negative impact of economic uncertainty.

Liquidity and Capital Requirements

         At June 29, 1997, working capital was $190.7 million compared to $177.7 million at September 29, 1996. This increase in working capital is due primarily to a reduction in borrowings as cash generated from operating activities allowed for the repayment of $20.3 million of current debt and short-term borrowings. The Company maintains flexibility with respect to its seasonal working capital needs through a revolving credit facility of $150 million and its continued access to other traditional sources of funds, including uncommitted bank lines of credit aggregating $135 million, and the ability to receive advances against its factored accounts receivable. At June 29, 1997 no borrowings were outstanding against the Company's $150 million credit facility, and the Company's borrowing availability under its uncommitted bank lines of credit was $33.9 million. Management believes that the Company's financial position and operating performance will continue to provide the Company with the ability to obtain necessary capital from appropriate financial markets.

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

     During the fourth quarter of 1992, the Company also received a Notice of Violation from the North Carolina Division of Environmental Management concerning ground water contamination on or near one of its North Carolina facilities. The Company has voluntarily agreed to allow the installation of monitoring wells at the site but denies that such contaminants originated from the Company's operations or property. An additional pre-tax charge of $1.3 million was provided in the fourth quarter of 1992 to reflect the estimated future costs of monitoring this and other environmental matters including the removal of underground storage tanks at the Company's facilities. The Company has removed substantially all underground storage tanks at its facilities. At June 29, 1997, environmental accruals amounted to $5.3 million of which $4.3 million is non-current and is included in other non-current liabilities in the balance sheet.

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

Items 2 - 5.  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.
(10)(a)* Form of Restricted Stock Agreement between the Company and certain of its officers pursuant to the 1989 Restricted Stock Plan

(10)(b)* Form of Stock Option Contract between the Company and certain of its officers pursuant to the 1991 Stock Option Plan

(10)(c)* Form of Stock Option Contract between the Company and certain of its key employees pursuant to the 1991 Stock Option Plan

(10)(d) Third Amendment, dated May 23, 1997, to Stockholders' Agreement, dated as of June 22, 1990, by and among the Company, Charles A. Hayes, Maurice Fishman and George Greenberg.

(10)(e) Fourth Amendment, dated May 23, 1997, to Stockholders' Agreement, dated as of April 30, 1991, by and among the Company, Charles A. Hayes and Maurice Fishman.

* Items denoted with an asterisk represent management contracts or compensatory plans or arrangements

(b) Reports on Form 8-K:
    Not Applicable

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GUILFORD MILLS, INC.
                                  (Registrant)



Date: August 13, 1997             By: /s/ Terrence E. Geremski


                                  ------------------------
                                  Terrence E. Geremski
                                  Senior Vice President/Chief  Financial Officer

                                   SIGNATURES




       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GUILFORD MILLS, INC.
                                  (Registrant)



Date: August 13, 1997             By: /s/ Terrence E. Geremski


                                  ------------------------
                                  Terrence E. Geremski
                                  Senior Vice President/Chief  Financial Officer