Form 10-K
period 1997-09-28
GUILFORD MILLS INC
filed 1997-12-22
CIK 44471

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-K


         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
--------                                                           -------
         OF THE SECURITIES EXCHANGE ACT OF 1934 (fee                       OF THE SECURITIES EXCHANGE ACT OF 1934 (fee
   X     required)                                                         required)
--------                                                           -------
         For the Fiscal Year Ended  September 28, 1997

                           Commission File No. 1-6922



                              GUILFORD MILLS, INC.
             (Exact name of Registrant as specified in its charter)




                                DELAWARE                                                                 13-1995928
     (State or other jurisdiction of incorporation or organization)                         (I.R.S. Employer Identification No.)

                         4925 WEST MARKET STREET                                                   27407
                       GREENSBORO, NORTH CAROLINA                                               (Zip Code)
                (Address of principal executive offices)











       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (336) 316-4000

                                  ---------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B)OF THE ACT:





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
                                                     Yes   X    No
                                                         -----     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the Registrant at December 4, 1997 (a total of 21,937,025 shares of common stock), computed by reference to the last reported sale price $27.625 the Registrant's common stock on the New York Stock Exchange on such date: $606,010,316.

Number of shares of the Registrant's common stock outstanding as of December 4, 1997: 25,716,973

                       DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Annual Report to Stockholders for the fiscal year ended September 28, 1997 are incorporated by reference into Parts I and II of this report.

Certain portions of the Registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, which will be filed with the Commission on or about December 23, 1997, are incorporated by reference into
Part III of this report.

Certain portions of the Form 8-K/A Current Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, filed January 17, 1996, are incorporated by reference into Part I of this report.

GUILFORD MILLS, INC.


                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Guilford Mills, Inc. (the "Company") is a fabric producer which processes and sells warp knit, circular knit, flat woven and woven velour fabrics as well as lace. The Company knits synthetic yarn, primarily nylon, polyester and acetate, on warp knitting machinery, which it then dyes and finishes. The Company sells these finished knit fabrics for use in a broad range of apparel, automotive, industrial/specialty and home fashions products. The Company also designs, knits, dyes, prints and finishes elastomeric and circular knit fabrics for sale principally to swimwear, dress and sportswear manufacturers. Additionally, the Company produces flat wovens and woven velour fabrics for use in automotive products. The Company knits lace fabrics for the apparel, intimate apparel and home fashions markets. Lace fabrics are also cut and sewn into finished home fashions products which are sold directly to retailers.

     On June 27, 1997, the Company acquired an additional 20% ownership interest in Grupo Ambar, S.A. de C.V. ("Grupo Ambar"). The acquisition increased the Company's ownership interest in Grupo Ambar to 95%. Grupo Ambar is a leading manufacturer of knit textile fabrics in Mexico.

     On January 17, 1996, the Company acquired 100% of the outstanding capital stock of Hofmann Laces, Ltd., Raschel Fashions Interknitting, Ltd., and Curtains and Fabrics, Inc. (collectively "Hofmann Laces"). Hofmann Laces designs and produces lace fabrics for the intimate apparel, apparel and home fashions markets. It also cuts and sews lace and other fabrics into finished home fashions products. It produces stretch knit fabrics for the apparel swimwear and intimate apparel markets. For information regarding this acquisition, reference is made to the Company's Form 8-K, filed with the Securities and Exchange Commission on January 31, 1996, and Form 8-K/A, filed with the Commission on April 1, 1996, and which are incorporated herein by reference.

     The Company was incorporated under the laws of Delaware in August 1971, and is the successor by merger to businesses previously conducted since 1946. Guilford Mills, Inc. and its predecessors and subsidiaries are referred to as the "Company", unless the context indicates otherwise.

PRODUCT DEVELOPMENT

     Working closely with the Company's customers, the Company's research and development departments, consisting of 77 full-time U.S. employees, 8 employees of Guilford Europe Limited, a United Kingdom corporation and an indirect wholly-owned subsidiary of the Company ("Guilford Europe"), and four employees of Grupo Ambar, are primarily responsible for the creation of new fabrics and styles. Sample warping and knitting machines are used to develop new fabrics which can be placed into production after customer acceptance. Total expenditures for research and development for fiscal years 1997, 1996 and 1995, were approximately $14.9 million, $14.5 million, and $13.4 million, respectively.

     The Company has numerous trademarks, trade names and certain licensing agreements which it uses in connection with the advertising and promotion of its products. Management believes that the loss or expiration of such trademarks, trade names and licensing agreements would not have a material adverse effect on the Company's operations.

WORKING CAPITAL PRACTICES

     The Company primarily produces inventory based on customer orders and significant amounts of inventory are not required to meet rapid delivery to the Company's customers or to assure a continuous allotment of goods from suppliers. Customers are allowed to return goods for valid reasons and customer accommodations are not significant. To minimize the credit risk on such accounts and to obtain larger credit lines for many customers, the Company maintained credit insurance covering $38.0 million of certain outstanding accounts receivable as of September 28, 1997. In addition, approximately 14% of domestic accounts receivable are factored. The Company has the ability to borrow against such receivables, although it has traditionally not done so as the related borrowing terms are less favorable than other available sources of financing. The Company generally takes advantage of discounts offered by vendors.

MARKETING

     The Company sells its fabrics for use in a broad range of apparel, automotive, home fashions and specialty products. For the fiscal years ended September 28, 1997, September 29, 1996 and October 1 1995, the percentage of the Company's worldwide sales attributable to each category was as follows:


                        1997            1996            1995
                      -----------    ------------    -----------
Apparel                 39.2%            41.1%           44.7%
Automotive              36.7             40.6            43.0
Home Fashions           14.8             11.7             6.5
Specialty                9.3              6.6             5.8
                      ===========    ============    ===========
            Total      100.0%           100.0%          100.0%
                      ===========    ============    ===========

     The Company promotes its fabrics primarily through its sales force. This is supplemented by advertising in trade publications, in conjunction with yarn producers, and to a lesser extent by participating in trade shows.

     In the United States, the Company has sales offices in New York City, Los Angeles, Greensboro, Detroit, San Francisco, Atlanta and Chicago. Hofmann Laces maintains an office in Hong Kong. Export markets for the Company's U.S. operations are serviced by commission agents throughout the world. Guilford Europe services the United Kingdom market with its own marketing group from its Alfreton administrative offices. Export markets are serviced by in-house personnel based in the United Kingdom, Belgium, Germany and Brazil and by commission agents in most continental European Union countries. Grupo Ambar services the Mexican market from its Mexico City administrative office.

     Reference is made to Note 11 of the Consolidated Financial Statements in the Company's Annual Report to Stockholders for the fiscal year ended September 28, 1997 (the "Annual Report"), which note is incorporated herein by reference, for financial information relating to sales, income and assets of Guilford Europe and Grupo Ambar for the last three fiscal years.

     The Company experiences seasonal fluctuations in its sales of apparel fabrics, with the highest sales occurring in the period from April to September. Sales of fabrics for use in automotive, home fashions and specialty products experience insignificant seasonal fluctuations.

     The Company has a large number of customers. No customer accounted for 10% or more of total net sales during fiscal 1997, 1996 or 1995.

     The backlog of orders believed to be firm as of the end of the current and preceding fiscal years is not deemed to be material for an understanding of the Company's business as most orders are deliverable within a few months.

EXPORT SALES

     U.S. export sales, as a percentage of total worldwide sales of the Company, were approximately 5.5% in fiscal 1997, 5.0% in fiscal 1996 and 3.0% in fiscal 1995.

RAW MATERIALS

     In the United States, Europe and Mexico, the Company's fabrics are constructed primarily of synthetic yarns: nylon, polyester and spandex. In fiscal 1997, the Company purchased approximately 90% of such yarns and internally produced the balance of nylon and polyester yarns. The Company purchases its nylon and polyester yarns from several domestic and foreign fiber producers. Spandex is purchased substantially from one domestic producer. The Company uses acetate, cotton and rayon to a lesser extent. One domestic fiber producer supplied substantially all of the acetate yarn. In fiscal 1997, all yarns were readily available and were purchased from numerous sources. Except for certain specialty yarns, management believes that an adequate supply of yarns is available to meet the Company's requirements.

     The chemicals and dyes used in the dyeing and finishing processes are available in large quantities from various suppliers. The foam backing used in the automotive fabric lamination process is purchased from two suppliers in the United States and three suppliers in Europe. In fiscal 1997, there was an adequate supply of foam.

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

     In the United States, the Company has five major warp knit competitors and many other smaller competitors in the apparel and home fashions markets. The Company also competes with some apparel manufacturers that have warp knit equipment to manufacture their own fabrics. Some of these companies are divisions of large, well-capitalized companies while others are small manufacturers. In circular knits, the Company has four major competitors and numerous smaller competitors. In the automotive market, the Company has three major competitors and several smaller competitors. Guilford Europe competes with two warp knitters in the United Kingdom and several in France. It also competes with many producers of circular knit and flat woven fabrics. Grupo Ambar competes primarily with four warp knitters in Mexico in the apparel markets and one warp knitter in Mexico's automotive industry.

EMPLOYEES

     As of December 4, 1997, the Company employed 6,571 full-time employees worldwide. Approximately 1,463 employees (including 602 in Guilford Europe and 483 in Grupo Ambar) are represented by collective bargaining agreements.

SAFE HARBOR-FORWARD-LOOKING STATEMENTS

     From time to time, the Company may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.

     All statements other than statements of historical fact included or incorporated by reference, in this Form 10-K, including, without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include:

1. general economic factors including, but not limited to, changes in interest rates, foreign currency translation rates, consumer confidence, housing starts, trends in disposable income, changes in consumer demand for goods produced, and cyclical or other downturns
2. the overall level of automotive production and the production of specific car models
3.   fashion trends
4.   technological advances
5.   cost and availability of raw materials, labor and other resources
6.   domestic and foreign competition
7.   domestic and foreign governmental regulations and trade policies
8.   reliance on major customers
9.   success of marketing, advertising and promotional campaigns
10. inability to achieve cost reductions through consolidation and restructuring of acquired companies

ITEM 2.  PROPERTIES

     The Company currently maintains a total of 16 manufacturing and warehousing facilities in North Carolina (seven of which are leased, and one of which a portion is subleased to an unrelated entity), one manufacturing facility in Georgia, two manufacturing facilities in Pennsylvania, seven manufacturing facilities and one leased warehousing facility in New York. Hofmann Laces has five retail stores in New York, one in Pennsylvania, and one in North Carolina, all of which are leased. The Company's operations based in England include two manufacturing facilities, one in Alfreton in Derbyshire and one in Sudbury in Suffolk, each owned by the Company, and one leased warehousing facility. The Company's operations based in Mexico include two manufacturing facilities and two warehouses (leased) in Xalostoc, and five retail stores, four of which are leased, in the Federal District and the state of Mexico. Management believes the facilities and manufacturing equipment are in good condition, well maintained, suitable and adequate for present production. Utilization of the facilities fluctuates from time to time due to the seasonal nature of operations and market conditions.

ITEM 3.  LEGAL PROCEEDINGS

     Reference is made to Note 10 of the Consolidated Financial Statements in the Annual Report, which note is incorporated herein by reference, for information regarding certain environmental matters.

     On or about August 10, 1993, Skylon Corporation commenced an action in the United States District Court for the Southern District of New York against the Company and George Greenberg, the former president and a current director of the Company. Plaintiff alleged that it was fraudulently induced into entering into various agreements with the Company. Plaintiff sought an aggregate of $31.75 million in compensatory and punitive damages. In the fourth quarter of the 1994 fiscal year, the District Court in this action granted the Company's summary judgment motion dismissing all of the plaintiff's claims against the Company. The court denied such motion with respect to Mr. Greenberg. During the first quarter of the 1998 fiscal year, the Company agreed to pay $1,000,000 in settlement of the action brought against Mr. Greenberg. Such settlement payment will be made pursuant to the indemnification obligations under the By-Laws. Mr. Greenberg, who vigorously denied all liability in this action, elected to settle this matter in order to avoid the expense and inconvenience of further litigation.

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

ITEM 4A. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the Company's fourth quarter.



ITEM 4B.   EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF DECEMBER 4, 1997)



Name                     Age        Office or Business Experience


Charles A. Hayes         62          Chairman of the Board and Chief Executive Officer (since
                                     1976); President and Chief Operating Officer (from 1991 to 1995);
                                     President (from 1968 to 1976) and Executive Vice President (from 1961 to
                                     1968).


John A. Emrich           53          Member of the Board of Directors (since 1995); President and
                                     Chief Operating Officer (since 1995); Senior Vice President and
                                     President/Automotive Business Unit (from 1993 to 1995); Vice
                                     President/Planning and Vice President/Operations for the Apparel and Home
                                     Fashions Business Unit (from 1991 to 1993); Director of Operations with
                                     FAB Industries, Inc. (from 1990 to 1991) and holder of various executive positions with the Company (from 1985 to 1990).


Terrence E. Geremski     50          Member of the Board of Directors (since 1993); Executive
                                     Vice President and Chief Financial Officer (since 1997), Senior Vice
                                     President, Chief Financial Officer and Treasurer (from 1996 to 1997);
                                     Vice President, Chief Financial Officer and Treasurer (from 1992 to
                                     1996); Vice President and Controller with Varity Corporation (from 1989 to 1991) and Vice President, Chief Financial Officer, Treasurer and
                                     holder of other executive positions with Dayton Walther Corp. (from 1979 to 1989).


Byron McCutchen          50          Senior Vice President and President/Fibers (since 1995);
                                     Senior Vice President of Fibers (from 1994 to 1995); Worldwide Business
                                     Manager-Dacron(R) Filament-E.I. Dupont Co. (from 1991 to 1994); and
                                     Specialty Business Manager- Dacron(R)-E.I. Dupont Co.(from 1990 to 1991).


Mark E. Cook             38          Treasurer (since 1997); Director of Corporate Finance,
                                     Worthington Industries, Inc. (from 1995 to 1997); Director of Corporate
                                     Finance, Blount International, Inc. (from 1989 to 1995).


Nathan M. Dry            52          Vice President/Product Development and Research (since 1996);
                                     President of Dyeing and Printing Lumberton, Inc. (from 1990 to 1996)


Phillip D. McCartney     55          Vice President/Technical Operations (since 1989);
                                     formerly holder of various executive positions with FAB Industries, Inc.
                                     (from 1984 to 1989).


Lewis R. Morrison, Jr.    56         Executive Vice President/Apparel Home Fashions (since
                                     1997); Director, Packaging Resin, North American Hoechst Celanese
                                     Corporation (from 1992 to 1997); Vice President of World Marketing
                                     Engineering Plastics (from 1990 to 1992).


Richard E. Novak         54          Vice President/Human Resources (since 1996); Principal of
                                     Nova Consulting Group (from 1994 to 1996); Senior Vice President/Human
                                     Resources of Joseph Horne Company, Inc. (from 1987 to 1994).


Deborah Poole            42          Vice President/Information Systems (since 1997); Director of
                                     Information Services (from 1992 to 1997)


Kim A. Thompson          39          Vice President/Corporate Controller (since 1997); Director of Financial Reporting (from 1994 to 1997) and formerly holder of executive positions with Collins and Aikman Corporation (from 1980 to
                                     1994).


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

ITEM 6.  SELECTED FINANCIAL DATA

         Reference is made to the information set forth on pages 20 and 21 in the section entitled "Selected Financial Data" in the Annual Report, which pages are incorporated herein by reference.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information to be included under the captions "Directors and Nominees" and "Additional Information" contained in the section entitled "ELECTION OF DIRECTORS" in the Company's definitive proxy statement, which will be filed with the Commission on or about December 23, 1997 pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement"), is incorporated herein by reference.

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

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS A PART OF THIS REPORT:

     1. FINANCIAL STATEMENTS (reference is made to pages 22 through 34 of the Annual Report, which pages are incorporated herein by reference):

         Consolidated Balance Sheets as of September 28, 1997 and September 29, 1996

         Consolidated Statements of Income for the Years Ended September 28, 1997, September 29, 1996 and October 1, 1995

         Consolidated Statements of Stockholders' Investment for the Years Ended September 28, 1997, September 29, 1996 and October 1, 1995

         Consolidated Statements of Cash Flows for the Years Ended September 28, 1997, September 29, 1996 and October 1, 1995

         Notes to Consolidated Financial Statements

         Statement of Management's Responsibility

         Report of Independent Public Accountants

     2.  FINANCIAL STATEMENT SCHEDULE:

         Schedule II - Analysis of Valuation and Qualifying Accounts for the Years Ended September 28, 1997, September 29, 1996 and October 1, 1995


       3. EXHIBITS:


EXHIBIT NO.           DESCRIPTION OF EXHIBIT


(3) (a)                 Restated Certificate of Incorporation of the Company, as amended through January
                        14, 1988 (incorporated by reference to Exhibit 3 (a) (1) to the Company's Annual
                        Report on Form 10-K for the fiscal year ended July 3, 1988.

(3) (b)                 By-Laws of the Company, as amended through February 6, 1997 (incorporated by reference to Exhibit (3) to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1997 (the "3/30/97 10-Q")).

(4) (a)                 The Note Agreement, dated January 29, 1993, by and among the Company and the purchasers named in the purchasers' schedule attached thereto (incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1992).

(4) (b)                 Rights Agreement dated as of August 23, 1990 between the Company and The First
                        National Bank of Boston, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K filed with the SEC on September 7, 1990).

(4) (c)                 Appointment of Successor Rights Agent, dated January 28, 1994, between the Company and Wachovia Bank of North Carolina, N.A. (incorporated by reference to Exhibit (4)(e)
                        to the Company's Annual Report of Form 10-K for the fiscal year ended October 1, 1995
                        (the "1995 Annual Report").

(4) (d)                 The Company has additional long-term debt instruments which, pursuant to Item 601
                        (b)(4)(iii) of Regulation S-K, will be furnished to the Securities and Exchange
                        Commission upon request.



(10)(a)                 Guilford Mills, Inc. Non-Qualified Profit Sharing Plan for Certain of its
                        Executive Officers and Key Employees, effective July 1, 1989 (incorporated by reference to Exhibit 10 (a) (7) to the Company's Annual Report on Form 10-K for the
                        fiscal year ended July 1, 1990 (the "1990 Annual Report")).

(10)(b)*                First Amendment, dated September 1, 1993, to the Guilford Mills, Inc.
                        Non-Qualified Profit-Sharing Plan

(10)(c)*                Second Amendment, dated November 1, 1996, to the Guilford Mills, Inc.
                        Non-Qualified Profit-Sharing Plan

(10)(d)*                Guilford Mills, Inc. 1991 Stock Option Plan (the "1991 Plan") (incorporated by reference to Exhibit 28 (a) to the Company's Registration statement on Form S-8
                        (Registration No. 33-47109) filed with the SEC on April 10, 1992 (the "Form S-8")).

(10)(e)*                Amendments to the 1991 Plan (incorporated by reference to Exhibit (10) (a) to the
                        3/30/97 10-Q).

(10)(f)*                Form of Stock Option Contract for key employees in the 1991 Plan (relating to incentive stock options) (incorporated by reference to Exhibit 28 (b) to the Form
                        S-8).

(10)(g)*                Form of Stock Option Contract for Director participants in the 1991 Plan
                        (incorporated by reference to Exhibit 28 (d) to the Form S-8).

(10)(h)*                Form of Stock Option Contract between the Company and certain of its officers pursuant to the 1991 Plan (incorporated by reference to Exhibit (10) (b) to the
                        Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1997 (the
                        "6/29/97 10-Q")).

(10)(i)                 Form of Stock Option Contract between the Company and certain of its key employees pursuant to the 1991 Plan (incorporated by reference to Exhibit (10) (c) to the 6/29/97 10-Q).

(10)(j)*                Guilford Mills, Inc. 1989 Restricted Stock Plan (the "Restricted Plan")
                        (incorporated by reference to Exhibit 10 (b) (2) to the 1990 Annual Report).

(10)(k)*                 Amendment to 1989 Restricted Stock Plan (incorporated by reference to Exhibit
                        (10) (g) to the Annual Report on Form 10-K for the fiscal year ended October 2, 1994
                        (the "1994 Annual Report").

(10)(l)*                Amendment to the Resticted Plan (incorporated by reference to Exhibit (10) (b) to the 3/30/97 10-Q).

(10)(m)*                Restricted Stock Agreement, dated February 12, 1996, between the Company and John
                        A. Emrich pursuant to the Restricted Plan.

(10)(n)*                First Amendment to Restricted Stock Agreement, dated October 9, 1996, between the
                        Company and John A. Emrich pursuant to the Restricted Plan.

(10)(o)*                Form of Restricted Stock Agreement between the Company and certain of its officers pursuant to the Restricted Plan (incorporated by reference to Exhibit (10)
                        (a) to the 6/29/97 10-Q).

(10)(p)*                Amended and Restated Phantom Stock Agreement between the Company and Charles A.
                        Hayes dated September 21, 1994 (incorporated by reference to Exhibit (10) (m) to the
                        1994 Annual Report).

(10)(q)*                Form of Executive Retirement and Death Benefit Agreements between the Company and certain of its executive officers and key employees (incorporated by reference to
                        Exhibit (10) (d) (1) to the 1990 Annual Report).

(10)(r)*                Form of Pension and Death Benefit Agreement between the Company and certain of its executive officers and key employees (incorporated by reference to Exhibit (10)
                        (d) (2) to the 1990 Annual Report).

(10)(s)*                Form of Deferred Compensation Agreement between the Company and certain of its officers and key employees (incorporated by reference to Exhibit (10) (d) (3) to the
                        1990 Annual Report).

(10)(t)*                Guilford Mills, Inc. Excess Benefit Plan (incorporated by reference to Exhibit
                        (10) (a) to the Quarterly Report on Form 10-Q for the fiscal quarter ended December
                        29, 1996 ("12/29/96 10-Q")


(10)(u)*                Guilford Mills, Inc. Trust for Non-Qualified Plans (incorporated by reference to
                        Exhibit (10) (b) to the 12/29/96 10-Q).

(10)(v)*                Guilford Mills, Inc. Senior Managers' Life Insurance Plan and related Plan
                        Agreement (incorporated by reference to Exhibit (10) (r) to the Annual Report on Form
                        10-K for the fiscal year ended June 28, 1992 ("1992 Annual Report")).

(10)(w)*                Guilford Mills, Inc. Senior Managers' Pre-Retirement Life Insurance Agreement
                        (incorporated by reference to Exhibit (10) (s) to the 1992 Annual Report).

(10)(x)*                Guilford Mills, Inc. Senior Managers' Supplemental Retirement Plan and related
                        Plan Agreement (incorporated by reference to Exhibit (10) (t) to the 1992 Annual
                        Report).

(10)(y)*                Form of Severance Agreement between the Company and certain of its officers and employees (incorporated by reference to Exhibit (10) (u) to the 1992 Annual Report).

(10)(z)*                Form of Amendment to Severance Agreement between the Company and certain of its officers and employees (incorporated by reference to Exhibit (10) (v) to the 1994
                        Annual Report).

(10)(a)(a)*             Form of Second Amendment to Severance Agreement between the Company and certain of its officers and employees (incorporated by reference to Exhibit (10) (w)
                        to the 1994 Annual Report).

(10)(b)(b)              Stockholders' Agreement, dated as of April 30, 1991 by and among the Company,
                        Maurice Fishman and Charles A. Hayes (incorporated by reference to Exhibit (10) (e) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991).

(10)(c)(c)              Amendment, dated June 29, 1994, to Stockholders' Agreement, dated as of April
                        30, 1991, by and among the Company, Maurice Fishman and Charles A. Hayes (incorporated by reference to Exhibit (10) (y) to the 1994 Annual Report).

(10)(d)(d)              Second Amendment dated January 1, 1995, to Stockholders' Agreement, dated as of
                        April 30, 1991, by and among the Company, Maurice Fishman and Charles A. Hayes
                        (incorporated by reference to Exhibit (10)(y) to the 1995 Annual Report).

(10)(e)(e)              Third Amendment dated June 22, 1995, to Stockholders' Agreement, dated as of
                        April 30, 1991, by and among the Company, Maurice Fishman and Charles A. Hayes
                        (incorporated by reference to Exhibit (10)(z) to the 1995 Annual Report).

(10)(f)(f)              Fourth Amendment dated May 23, 1997, to Stockholders' Agreement, dated as of
                        April 30, 1991, by and among the Company, Charles A. Hayes and Maurice Fishman
                        (incorporated by reference to Exhibit (10)(e) to the 6/29/97 10-Q).

(10)(g)(g)              Stockholders' Agreement, dated as of June 22, 1990, by and among the Company,
                        Charles A. Hayes, George Greenberg and Maurice Fishman (incorporated by reference to
                        Exhibit (10) (f) to the 1990 Annual Report).

(10)(h)(h)              Amendment dated January 1, 1995, to Stockholders' Agreement, dated as of June
                        22, 1990, by and among the Company, Charles A. Hayes, George Greenberg and Maurice
                        Fishman (incorporated by reference to Exhibit (10) (b)(b) to the 1995 Annual Report).

(10)(i)(i)              Second Amendment dated June 22, 1995, to Stockholders' Agreement, dated as of
                        June 22, 1990, by and among the Company, Charles A. Hayes, George Greenberg and
                        Maurice Fishman (incorporated by reference to Exhibit (10)(c)(c) to the 1995 Annual
                        Report).

(10)(j)(j)              Third Amendment dated May 23, 1997, to Stockholders' Agreement, dated as of
                        June 22, 1990, by and among the Company, Charles A. Hayes, Maurice Fishman and George
                        Greenberg (incorporated by reference to Exhibit (10)(d) to the 6/29/97 10-Q).

(10)(k)(k)*             Summary of Short Term Incentive Plan.



(10)(l)(l)*             Management Compensation Trust Agreement between the Company and North Carolina
                        Trust Company dated July 1, 1991 (incorporated by reference to Exhibit (10) (y) to the
                        1992 Annual Report).

(10)(m)(m)*             Amendment to the Management Compensation Trust Agreement between the Company and North Carolina Trust Company dated April 1, 1992 (incorporated by reference to
                        Exhibit (10) (z) to the 1992 Annual Report).

(10)(n)(n)*             Second Amendment to the Management Compensation Trust Agreement between the
                        Company and North Carolina Trust Company dated July 1, 1992 (incorporated by reference to Exhibit (10) (a) (a) to the 1992 Annual Report).

(10)(o)(o)              Revolving Credit Agreement, dated September 26, 1995, by and between the
                        Company, as borrower, Gold Mills, Inc. as Guarantor, and the banks listed therein
                        (incorporated by reference to Exhibit (10)(I) (i) to the 1995 Annual Report).

10  (p)(p)*             Employment Agreement, dated January 17, 1996, by and among Hofmann Laces,
                        Ltd., Raschel Fashion Interknitting, Ltd., Curtains and Fabrics, Inc. and Bruno
                        Hofmann (incorporated by reference to Exhibit 2.1(a) to the Company's Current Report on Form 8-K, dated January 31, 1996 (the "1996 8-K")).

10  (q)(q)              Stock Purchase Agreement, dated January 12, 1996, by and between Guilford
                        Mills, Inc. and Bruno Hofmann and Amendment No. 1 thereto, dated January 17, 1996
                        (incorporated by reference to Exhibit 2.1 to the 1996 8-K).

(13)                    Annual Report to Stockholders of the Company for the fiscal year ended September 28,
                        1997 (only those portions of such report incorporated by reference to the Annual
                        Report on Form 10-K are filed herewith).

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

                                        GUILFORD MILLS, INC.

                                      By: /s/ Terrence E. Geremski
                                          ---------------------------
                                           Terrence E. Geremski
                                           Executive   Vice  President  and
                                           Chief Financial Officer

Dated:  December 22, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





                 SIGNATURE                                              TITLE                                      DATE
                 ----------                                             ------                                    ------

                                                         Chairman of the Board of Directors
                                                         and Chief Executive Officer (Principal
/s/ Charles A. Hayes                                     Executive Officer)                                    December 22, 1997
---------------------------------------------
Charles A. Hayes

                                                         Director; President and Chief Operating
/s/ John A. Emrich                                       Officer                                               December 22, 1997
---------------------------------------------
John A. Emrich

                                                         Director;  Executive  Vice  President  and Chief
                                                         Financial  Officer   (Principal   Financial  and
/s/ Terrence E. Geremski                                 Accounting Officer)                                   December 22, 1997
---------------------------------------------
Terrence E. Geremski

                                                         Vice Chairman of the Board of Directors
/s/ George Greenberg                                                                                           December 22, 1997
---------------------------------------------
George Greenberg

                                                         Vice Chairman of the Board of Directors
/s/ Maurice Fishman                                                                                            December 22, 1997
---------------------------------------------
Maurice Fishman


                                                         Director                                              December 22, 1997
---------------------------------------------
Tomokazu Adachi


/s/ Donald B. Dixon                                      Director                                              December 22, 1997
---------------------------------------------
Donald B. Dixon


/s/ Paul G. Gillease                                     Director                                              December 22, 1997
---------------------------------------------
Paul G. Gillease


/s/ Stephen C. Hassenfelt                                Director                                              December 22, 1997
---------------------------------------------
Stephen C. Hassenfelt





                 SIGNATURE                                               TITLE                    DATE
               ------------                                             -------                  ------


/s/ Bruno Hofmann                                                       Director              December 22, 1997
---------------------------------------------
Bruno Hofmann


/s/ Sherry R. Jacobs                                                    Director              December 22, 1997
---------------------------------------------
Sherry R. Jacobs


/s/ Stig A. Kry                                                         Director              December 22, 1997
---------------------------------------------
Stig A. Kry


/s/ Grant M. Wilson                                                     Director              December 22, 1997
---------------------------------------------
Grant M. Wilson


                                                                        Director              December 22, 1997
---------------------------------------------
Jacob Zaidenweber


                           INDEX TO FORM 10-K SCHEDULE


Report of Independent Public Accountants............................       F-1

Schedule II - Analysis of Valuation and
Qualifying Accounts for the Years Ended
September 28, 1997, September 29, 1996 and October 1, 1995..........       F-2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Guilford Mills, Inc.:

         We have audited in accordance with generally accepted auditing standards, the financial statements included in the Guilford Mills, Inc. Annual Report to the Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 11, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule on page F-2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                  ARTHUR ANDERSEN LLP

Greensboro, North Carolina,
November 11, 1997.



                              GUILFORD MILLS, INC.

                                   SCHEDULE II
                 ANALYSIS OF VALUATION AND QUALIFYING ACCOUNTS
 For the Years Ended September 28, 1997, September 29, 1996 and October 1, 1995
                                 (In Thousands)



                                                                     Additions
                                                     Balance        Charged to                                     Balance End
                                                    Beginning        Cost and                                       of Period
                                                    of Period        Expenses         Deductions        Other
                                                   ------------    --------------    --------------    --------    -------------
                                                                                          (1)            (2)


For the Year Ended October 1, 1995:
     Reserve deducted from assets to
     which it applies -
         Allowance for doubtful
         accounts..............................     $8,545          $3,186            $(2,645)        $(219)         $8,867
                                                   ==========    ============      =============    =========     ============

For  the Year Ended September 29, 1996
Reserve deducted from assets to which it
applies -
         Allowance for doubtful
         accounts..............................    $8,867            $245                $(9)       $  384          $9,487
                                                  ==========    ============      =============    =========     ============

For the Year Ended September 28, 1997:
     Reserve deducted from assets to
     which it applies -
         Allowance for doubtful
         accounts..............................    $9,487          $2,579            $(3,303)          $42          $8,805
                                                   ==========    ============      =============    =========     ============




(1)    Deductions are for the purpose for which the reserve was created.

(2) Other amounts represent the effect of exchange rate fluctuations and the purchase of a business.

(3)    See Notes to Consolidated Financial Statements.

                                  Exhibit Index




(10) (m)*             Form of Restricted Stock Agreement between the
                      Company and certain of its officers pursuant to the Restricted Plan (incorporated by reference to Exhibit (10)
                      (a) to the 6/29/97 10-Q).

(10) (n)*             Amended and Restated  Phantom Stock Agreement  between
                      the Company and Charles A. Hayes dated September  21,
                      1994 (incorporated by reference to Exhibit (10) (m) to the 1994 Annual Report).

(10) (k)(k)*          Amendment  to the  Management  Compensation  Trust
                      Agreement  between  the Company and North Carolina  Trust
                      Company dated April 1, 1992 (incorporated by reference to Exhibit (10) (z) to the 1992 Annual Report).

(13) Annual Report to Stockholders of the Company for the fiscal year ended September 28, 1997 (only those portions of such report incorporated by reference to the Annual Report on Form 10-K are filed herewith).


(21)                  Subsidiaries of the Registrant.


(23)                  Consent of Independent Public Accountants.


(27)                  Financial Data Schedule