Form 10-Q
period 1997-12-28
GUILFORD MILLS INC
filed 1998-02-11
CIK 44471

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended December 28, 1997

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from              to
                                     ------------    --------------

                         Commission File Number 1-6922

                              GUILFORD MILLS, INC.

                    ---------------------------------------
              (Exact name of Registrant as specified in its charter)

         Delaware                                    13-1995928

-------------------------------            ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification
incorporation or organization)              number)

                4925 West Market Street, Greensboro, N.C. 27407

                  --------------------------------------------
               (Address of principal executive offices)(Zip Code)

     Registrant's telephone number, including area code - (336) 316-4000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


                  Number of shares of common stock outstanding
                       at December 28, 1997 - 25,684,953

                              GUILFORD MILLS, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 28, 1997


                         PART I - FINANCIAL INFORMATION


Item 1.  Condensed Consolidated Financial Statements

         The condensed consolidated financial statements included herein have been prepared by Guilford Mills, Inc. (the "Company" or "Guilford"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Condensed Consolidated Balance Sheet as of September 28, 1997 has been taken from the audited financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the year ended September 28, 1997.

         The condensed consolidated financial statements included herein reflect all adjustments (none of which are other than normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the information included. The following condensed consolidated financial statements are included:


         Consolidated Statements of Income for the thirteen weeks ended
           December 28, 1997 and December 29, 1996

         Condensed Consolidated Balance Sheets as of December 28, 1997 and
           September 28, 1997

         Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended December 28, 1997 and December 29, 1996

         Condensed Notes to Consolidated Financial Statements

                              Guilford Mills, Inc.
                       CONSOLIDATED STATEMENTS OF INCOME
      For the Thirteen Weeks Ended December 28, 1997 and December 29, 1996
                      (In thousands except per share data)
                                  (Unaudited)


                                        December 28,        December 29,
                                            1997               1996
--------------------------------------------------------------------------------

Net Sales                                   $ 213,377         $ 210,863

--------------------------------------------------------------------------------
Costs and Expenses:
     Cost of goods sold                       173,066           173,014
     Selling and administrative                25,624            23,243
--------------------------------------------------------------------------------
                                              198,690           196,257

--------------------------------------------------------------------------------

Operating Income                               14,687            14,606
Interest Expense                                2,616             5,172
Other Expense, Net                                147               843
--------------------------------------------------------------------------------
Income Before Income Tax Provision             11,924             8,591
Income Tax Provision                            4,209             3,182
--------------------------------------------------------------------------------
Net Income                                  $   7,715         $   5,409
--------------------------------------------------------------------------------

Net Income Per Share:
     Basic                                  $     .30         $     .25
     Diluted                                      .30               .24
--------------------------------------------------------------------------------

Dividends Per Share                         $     .11         $     .10
--------------------------------------------------------------------------------

See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    December 28, 1997 and September 28, 1997
                                 (In thousands)

                                                December 28,     September 28,
                                                     1997             1997
                                                  (Unaudited)
--------------------------------------------------------------------------------
Assets

Cash and cash equivalents                        $     8,849       $   24,349
Accounts receivable, net                             166,672          167,347
Inventories                                          159,095          141,898
Other current assets                                  12,965           15,023
--------------------------------------------------------------------------------

              Total current assets                   347,581          348,617
Property, net                                        311,335          308,523
Other assets                                          71,050           72,656
--------------------------------------------------------------------------------
              Total assets                         $ 729,966        $ 729,796
--------------------------------------------------------------------------------

Liabilities
Short-term borrowings                              $  21,331        $   6,677
Current maturities of long-term debt                  11,832           12,542
Other current liabilities                             97,786          115,424
--------------------------------------------------------------------------------
              Total current liabilities              130,949          134,643

Long-term debt                                       133,395          134,560
Deferred income taxes and other deferred
 liabilities                                          52,303           51,697
--------------------------------------------------------------------------------
              Total liabilities                      316,647          320,900
--------------------------------------------------------------------------------

Stockholders' Investment
Preferred stock                                         --               --
Common stock                                             655              655
Capital in excess of par                             117,513          117,110
Retained earnings                                    349,519          344,656
Other stockholders' investment                       (54,368)         (53,525)
--------------------------------------------------------------------------------
               Total stockholders' investment        413,319          408,896
--------------------------------------------------------------------------------
Total liabilities and stockholders' investment     $ 729,966        $ 729,796
--------------------------------------------------------------------------------

See accompanying condensed notes to consolidated financial statements.




                              Guilford Mills, Inc.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Thirteen Weeks Ended December 28, 1997 and December 29, 1996
                                 (In thousands)
                                  (Unaudited)


                                                                    December 28,   December 29,
                                                                         1997          1996
Cash Flows From Operating Activities:
  Net income                                                           $  7,715    $  5,409
    Depreciation and amortization                                        16,228      16,171
    Other adjustments to net income, net                                 (1,958)       (308)
Net changes in operating assets andliabilities                          (31,269)      9,477
-----------------------------------------------------------------------------------------------
      Net cash (used in) provided by operating activities                (9,284)     30,749
-----------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Additions to property                                                 (18,119)    (10,522)
  Other investing activities, net                                         3,969       2,715
-----------------------------------------------------------------------------------------------
      Net cash used in investing activities                             (14,150)     (7,807)
-----------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
    Short-term borrowings (repayments), net                              14,654     (16,531)
    Other financing activities, net                                      (7,010)     (2,644)
-----------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities                 7,644     (19,175)
-----------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash and
    Cash Equivalents                                                        290         (20)
-----------------------------------------------------------------------------------------------
    Net (Decrease) Increase In Cash and Cash Equivalents                (15,500)      3,747
-----------------------------------------------------------------------------------------------

Beginning Cash and Cash Equivalents                                      24,349      31,448

Ending Cash and Cash Equivalents                                         $8,849    $ 35,195
-----------------------------------------------------------------------------------------------

See accompanying condensed notes to consolidated financial statements.

                              GUILFORD MILLS, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 28, 1997
                        (In thousands except share data)
                                  (Unaudited)

1. Seasonal Fluctuations -- Results for any portion of a year are not necessarily indicative of the results to be expected for a full year, due to seasonal aspects of the textile industry.

2. Per Share Information -- The Company has adopted the provisions of Statement of Financial Accounting No. 128, "Earnings per share", and therefore has restated prior period earnings per share data to conform to this statement. Basic earnings per share information has been computed by dividing net income by the weighted average number of shares of common stock, par value $.02 per share, outstanding during the periods presented. The average shares used in computing basic net income per share for the thirteen weeks ended December 28, 1997 and December 29, 1996 were 25,451,000 and 21,671,000, respectively.

   Diluted earnings per share information also considers as applicable (i) any dilutive effect for stock options and restricted stock grants and (ii) the dilutive effect, if any, assuming that the Company's convertible debentures were converted at the beginning of the respective reporting period, with earnings being increased by the interest expense, net of income taxes, that would not have been incurred had conversion taken place. The average shares used in computing diluted net income per share for the thirteen weeks ended December 28, 1997 and December 29, 1996 were 25,859,000 and 25,132,000, respectively.

   The reconciliations of the numerator (income available to common stockholders) and the denominator (average number of common shares outstanding) of the earnings per share calculations for the thirteen weeks ended on December 28, 1997 and December 29, 1996 are as follows (000's have been omitted for net income and share amounts):

                                        December  28,        December  29,
                                             1997                1996
                                     ----------------------  ------------------
                                      Net                    Net
                                     Income  Shares   EPS    Income Shares  EPS
                                     ------  ------   ---    ------ ------  ---
  Basic EPS                          $7,715  25,451  $0.30   $5,409 21,671 $0.25
                                                      ====                  ====

  Add effect of dilutive securities:
     Options and Restricted Stock       --      408             --      96
     6% Convertible Debt                --       --             603  3,365
                                     ----------------------  -------------------
Diluted EPS                           $7,715  25,859  $0.30  $6,012 25,132 $0.24
                                     ======================  ===================

   3. Inventories -- Inventories are carried at the lower of cost or market. Cost is determined by using the LIFO (last-in, first-out) method for the majority of inventories. Cost for all other inventories has been determined principally by the FIFO (first-in, first-out) method.

   Inventories at December 28, 1997 and September 28, 1997 consisted of the following:

                                        December  28,         September  28,
                                            1997                  1997
                                        -------------         --------------
   Finished Goods                         $ 61,079              $  53,404
   Raw Materials and work in process       107,478                 98,499
   Manufacturing supplies                    9,183                  8,758
                                        -------------         --------------
   Total inventories valued at FIFO
    cost                                   177,740                160,661
   Less -- Adjustments to reduce FIFO
     cost to LIFO cost, net                (18,645)               (18,763)
                                        -------------         --------------
       Total inventories                  $159,095               $141,898
                                        =============         ==============

   4. Accumulated Depreciation -- Accumulated depreciation at December 28, 1997 and September 28, 1997 was $421,392 and $409,654, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

      Consolidated net sales were $213.4 million for the first quarter of fiscal 1998 as compared to $210.9 million for the first quarter of fiscal 1997.

      Sales in the apparel market declined 4% to $75.5 million in the first quarter of fiscal 1998 as compared to $78.8 million for the first quarter of fiscal 1997. This reduction in apparel sales was primarily attributable to a decrease in demand and capacity allocated to ready-to-wear fabrics. This was partially offset by an increase in sales of elastomerics/intimate apparel and swimwear due to continued customer penetration and improvement of market conditions.

      Sales of worldwide automotive fabrics increased by approximately 4% to $85.8 million for the first quarter of fiscal 1998 as compared to the comparable quarter from the previous fiscal year. This was significantly attributable to increases in Guilford's domestic sales from the ramp up of new programs, trim level penetration, market share increase of Japanese transplants and the increase of RV and van fabric sales. These increases were partially offset by a decrease in sales of the Company's European operations due to temporary customer resourcing outside the U.K. to offset foreign currency impacts caused by the strength of the sterling.

      Sales of home fashion products increased by almost 27% to $38.7 million for the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997. The improvement was attributable to growth in the Company's cotton jersey knit sheeting program and increased demand for the Company's window curtain and window treatment fabrics. These increases were slightly offset by a decrease in demand for the Company's mattress ticking and furniture fabrics.

      Product sales in the industrial/specialty markets were $13.4 million for the first quarter of 1998, a 29% decrease from the corresponding quarter of the prior fiscal year. The decrease was attributable to a decrease in the sale of hook and loop closure fabric due to a demand decline at the consumer level for the diaper product which included it and due to a resourcing of this business to a European supplier.

      Gross margins increased one hundred basis points to 18.9% as compared to 17.9% for the first quarter of the previous year. This increase was due primarily to volume increases and changes in product mix toward the production and sale of value-added products as well as raw material price and usage and other cost improvements. These positive impacts were partially offset by price reductions to automotive original equipment manufacturers.

      Selling and administrative expenses increased to 12% of net sales as compared to 11% in the first quarter of the prior year. This increase was attributable to strategically focused marketing programs and research and development efforts.

      Interest expense decreased to $2.6 million for this quarter as compared to $5.2 million for the first quarter of 1997. This decrease was attributable to the reduction of both long-term and short-term debt through the conversion and repayment of $66 million of convertible debt in July 1997 and the repayment of approximately $25 million of short-term financing.

      The effective income tax rate for the first quarter of fiscal 1998 was 35.3% as compared to 37.0% for the corresponding quarter of fiscal 1997. The rate decreased as a result of increased tax credits in proportion to taxable income and lower effective state tax rates.

      Net income increased 43% to $7.7 million compared to $5.4 million for the corresponding quarter of fiscal 1997.

Liquidity and Capital Requirements

      At December 28, 1997, working capital was $216.6 million compared to $214.0 million at September 28, 1997. This increase in working capital was primarily due to the utilization of resources to fund seasonal inventory requirements. The Company maintains flexibility with respect to its seasonal working capital needs through a committed revolving credit facility of $150 million and its continued access to other traditional sources of funds, including available uncommitted lines of credit aggregating over $200 million, and the ability to receive advances against its factored accounts receivable. At December 28, 1997, no borrowings were outstanding against the Company's $150 million credit facility, and the Company's borrowing availability under its uncommitted bank lines of credit was $119 million. Management believes that the Company's financial position and operating performance will continue to provide the Company with the ability to obtain necessary capital from the appropriate financial markets.


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

      During the fourth quarter of 1992, the Company also received a Notice of Violation from the North Carolina Division of Environmental Management concerning ground water contamination on or near one of its North Carolina facilities. The Company has voluntarily agreed to allow the installation of monitoring wells at the site but denies that such contaminants originated from the Company's operations or property. An additional pre-tax charge of $1.3 million was provided in the fourth quarter of 1992 to reflect the estimated future costs of monitoring this and other environmental matters including the removal of underground storage tanks at the Company's facilities. The Company has removed substantially all underground storage tanks at its facilities. At December 28, 1997, environmental accruals amounted to $5.5 million of which $4.5 million is non-current and is included in other deferred liabilities in the balance sheet.

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

All statements other than statements of historical fact included in this document, including, without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include:

      1. general economic factors including, but not limited to, changes in interest rates, foreign currency translation rates, consumer confidence, housing starts, trends in disposable income, changes in consumer demand for goods produced, and cyclical or other downturns
      2. the overall level of automotive production and the production of specific car models
      3. fashion trends
      4. technological advances
      5. cost and availability of raw materials, labor and other resources
      6. domestic and foreign competition
      7. domestic and foreign governmental regulations and trade policies
      8. reliance on significant customers
      9. success of marketing, advertising and promotional campaigns
     10. inability to achieve cost reductions through consolidation and restructuring of acquired companies


                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings. Reference is made to Item 3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1997, which item is incorporated herein by reference.

Items 2. - 3.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders. The Company's fiscal 1997 Annual Meeting of Stockholders was held on February 5, 1998. At such meeting, the stockholders elected each of Donald B. Dixon, Terrence E. Geremski, George Greenberg, Dr. Jacobo Zaidenweber and Grant M. Wilson to serve as directors for a three-year term expiring after the Company's 2000 fiscal year. The stockholders at such meeting ratified the selection of Arthur Andersen LLP as independent auditors for the fiscal year ending September 27, 1998. The number of votes cast for, against or withheld, as well as the number of abstentions, as the case may be, with respect to each matter voted upon at the fiscal 1997 Annual Stockholders' Meeting is set forth below:

      (1) Election of Directors

          Director                        Votes For        Votes Withheld
          --------                        ---------        --------------
          Donald B. Dixon                 20,057,567        297,946
          Terrence E. Geremski            20,027,374        328,139
          George Greenberg                20,042,032        313,481
          Dr. Jacobo Zaidenweber          20,032,362        323,151
          Grant M. Wilson                 20,061,290        294,223

      (2) Ratification of Selection of Auditors

            Votes For        Votes Against     Abstentions
            ---------        -------------     -----------
            20,297,100       33,709            24,704


Item 5.  Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K
         Not Applicable

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                GUILFORD MILLS, INC.
                                                (Registrant)


Date:  February 11, 1998                         By:  /s/ Terrence E. Geremski
                                                 -----------------------------
                                                 Terrence E. Geremski
                                                 Executive Vice President/
                                                 Chief Financial Officer

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 GUILFORD MILLS, INC.
                                                 (Registrant)





Date:  February 11, 1998                         By: /s/ Terrence E. Geremski
                                                 ----------------------------
                                                 Terrence E. Geremski
                                                 Executive Vice President/
                                                 Chief Financial Officer