Form 10-Q
period 1998-03-29
GUILFORD MILLS INC
filed 1998-05-13
CIK 44471

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 29, 1998

                                       OR

         [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from  _________  to  ___________

                          Commission File Number 1-6922

                              GUILFORD MILLS, INC.
               ___________________________________________________
             (Exact name of Registrant as specified in its charter)

                    Delaware                                13-1995928

      -------------------------------             -----------------------------
      (State or other jurisdiction of            (I.R.S. Employer Identification
        incorporation or organization)                     number)


                 4925 West Market Street, Greensboro, N.C. 27407
                 -----------------------------------------------

               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code - (336) 316-4000

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


                  Number of shares of common stock outstanding

                         at March 29, 1998 - 25,835,528

                              GUILFORD MILLS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED MARCH 29,1998


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




         Consolidated Statements of Income for the twenty-six weeks ended March
           29, 1998 and March 30, 1997

         Consolidated Statements of Income for the thirteen weeks ended March
           29, 1998 and March 30, 1997

         Condensed Consolidated Balance Sheets as of March 29, 1998 and
           September 28, 1997

         Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended March 29, 1998 and March 30, 1997


         Condensed Notes to Consolidated Financial Statements

                              Guilford Mills, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
        For the Twenty-Six Weeks Ended March 29, 1998 and March 30, 1997
                      (In thousands except per share data)
                                   (Unaudited)


          -------------------------------------------------------------------------------------
                                                           MARCH 29,              March 30,
                                                              1998                   1997
          -------------------------------------------------------------------------------------

          NET SALES                                        $ 441,825             $ 430,007
          -------------------------------------------------------------------------------------


          COSTS AND EXPENSES:
               Cost of goods sold                            357,740               351,111
               Selling and administrative                     51,578                47,375
          -------------------------------------------------------------------------------------
                                                             409,318               398,486
          -------------------------------------------------------------------------------------

          OPERATING INCOME                                    32,507                31,521
          INTEREST EXPENSE                                     5,609                 9,334
          OTHER EXPENSE, NET                                     244                 2,059

          -------------------------------------------------------------------------------------
          INCOME BEFORE INCOME TAX PROVISION                  26,654                20,128

          INCOME TAX PROVISION                                 9,306                 7,244
          -------------------------------------------------------------------------------------
          NET INCOME                                     $    17,348           $    12,884
          -------------------------------------------------------------------------------------

          NET INCOME PER SHARE:
               Basic                                   $        .68           $       .59
               Diluted                                          .67                   .56
          -------------------------------------------------------------------------------------

          DIVIDENDS PER SHARE                          $        .22           $       .20
          -------------------------------------------------------------------------------------

          See accompanying condensed notes to consolidated financial statements.

                                                                    Page 4
                              Guilford Mills, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
         For the Thirteen Weeks Ended March 29, 1998 and March 30, 1997
                      (In thousands except per share data)
                                   (Unaudited)


          -----------------------------------------------------------------------------------------------
                                                                      MARCH 29,          March 30,
                                                                         1998               1997
          -----------------------------------------------------------------------------------------------

          NET SALES                                                  $ 228,448           $ 219,144
          -----------------------------------------------------------------------------------------------

          COSTS AND EXPENSES:
               Cost of goods sold                                      184,674             178,097
               Selling and administrative                               25,954              24,132
          -----------------------------------------------------------------------------------------------
                                                                       210,628             202,229
          -----------------------------------------------------------------------------------------------

          OPERATING INCOME                                              17,820              16,915
          INTEREST EXPENSE                                               2,993               4,162
          OTHER EXPENSE, NET                                                97               1,216

          -----------------------------------------------------------------------------------------------
          INCOME BEFORE INCOME TAX PROVISION                            14,730              11,537

          INCOME TAX PROVISION                                           5,097               4,062
          -----------------------------------------------------------------------------------------------
          NET INCOME                                               $     9,633          $    7,475
          -----------------------------------------------------------------------------------------------

          NET INCOME PER SHARE:
               Basic                                              $        .38          $      .34
               Diluted                                                     .37                 .32
          -----------------------------------------------------------------------------------------------

          DIVIDENDS PER SHARE                                     $        .11          $      .10
          -----------------------------------------------------------------------------------------------

          See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 29, 1998 and September 28, 1997
                                 (In thousands)

          ----------------------------------------------------------------------------------------------------
                                                                         MARCH 29,          September 28,
                                                                            1998                 1997
                                                                        (UNAUDITED)
          ----------------------------------------------------------------------------------------------------
          ASSETS
          Cash and cash equivalents                                    $     14,995           $   24,349
          Accounts receivable, net                                          180,812              167,347
          Inventories                                                       163,646              141,898
          Other current assets                                               11,754               15,023
          ----------------------------------------------------------------------------------------------------

                        Total current assets                                371,207              348,617
          Property, net                                                     316,368              308,523
          Other assets                                                      102,668               72,656
          ----------------------------------------------------------------------------------------------------
                        Total assets                                      $ 790,243            $ 729,796
          ----------------------------------------------------------------------------------------------------

          LIABILITIES
          Short-term borrowings                                          $   52,990          $     6,677
          Current maturities of long-term debt                               11,832               12,542
          Other current liabilities                                         128,083              115,424
          ----------------------------------------------------------------------------------------------------
                        Total current liabilities                           192,905              134,643
          Long-term debt                                                    121,880              134,560
          Deferred income taxes and other deferred liabilities               53,611               51,697
          ----------------------------------------------------------------------------------------------------
                        Total liabilities                                   368,396              320,900
          ----------------------------------------------------------------------------------------------------

          STOCKHOLDERS' INVESTMENT
          Preferred stock                                                        --                   --
          Common stock                                                          655                  655
          Capital in excess of par                                          117,947              117,110
          Retained earnings                                                 356,326              344,656
          Other stockholders' investment                                    (53,081)             (53,525)
          ----------------------------------------------------------------------------------------------------
                         Total stockholders' investment                     421,847              408,896
          ----------------------------------------------------------------------------------------------------
                         Total liabilities and stockholders' investment   $ 790,243            $ 729,796
          ----------------------------------------------------------------------------------------------------


           See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Twenty-Six Weeks Ended March 29, 1998 and March 30, 1997
                                 (In thousands)
                                   (Unaudited)

          ----------------------------------------------------------------------------------------------------------------
                                                                                      MARCH 29,            March 30,
                                                                                         1998                 1997
          ----------------------------------------------------------------------------------------------------------------
          CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income                                                                  $17,348               $  12,884
               Depreciation and amortization                                            32,232                  31,523
               Other adjustments to net income, net                                     (2,478)                    (65)
           Net changes in operating assets and liabilities                             (33,861)                    (30)
          ----------------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                             13,241                  44,312
          ----------------------------------------------------------------------------------------------------------------
          ----------------------------------------------------------------------------------------------------------------

          CASH FLOWS FROM INVESTING ACTIVITIES:
              Additions to property                                                    (39,248)                (24,468)
              Additions to acquisition purchase price                                  (17,000)                     --
              Other investing activities, net                                            7,677                     645
          ----------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                                (48,571)                (23,823)
          ----------------------------------------------------------------------------------------------------------------
          CASH FLOWS FROM FINANCING ACTIVITIES:
              Short-term borrowings (repayments), net                                   46,307                  (8,807)

              Payment of long-term debt                                                (13,374)                (12,765)
              Other financing activities, net                                           (7,320)                 (2,209)
          ----------------------------------------------------------------------------------------------------------------
                  Net cash provided by (used in) financing activities                   25,613                 (23,781)
          ----------------------------------------------------------------------------------------------------------------

          EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
             CASH EQUIVALENTS                                                              363                    (871)

          ----------------------------------------------------------------------------------------------------------------

          NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (9,354)                 (4,163)
              EQUIVALENTS
          ----------------------------------------------------------------------------------------------------------------

          BEGINNING CASH AND CASH EQUIVALENTS                                           24,349                  31,448


          ENDING CASH AND CASH EQUIVALENTS                                             $14,995                 $27,285
          ----------------------------------------------------------------------------------------------------------------

          Noncash transactions:
          Accrual of remaining acquisition purchase price                              $17,000                   --



        See accompanying condensed notes to consolidated financial statements.

                              GUILFORD MILLS, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 29, 1998
                        (In thousands except share data)
                                   (Unaudited)

1. Seasonal Fluctuations -- Results for any portion of a year are not necessarily indicative of the results to be expected for a full year, due to seasonal aspects of the textile industry.

2. Per Share Information -- The Company has adopted the provisions of Statement of Financial Accounting No. 128, "Earnings Per Share", and therefore has restated prior period earnings per share data to conform to this statement. Basic earnings per share information has been computed by dividing net income by the weighted average number of shares of common stock, par value $.02 per share, outstanding during the periods presented. The average shares used in computing basic net income per share for the twenty-six weeks ended March 29, 1998 and March 30, 1997 were 25,448,000 and 21,760,000, respectively. The average shares used in computing basic net income for the thirteen weeks ended March 29, 1998 and March 30, 1997 were 25,444,000 and 21,849,000, respectively.

     Diluted earnings per share information also considers as applicable (i) any dilutive effect for stock options and restricted stock grants and (ii) the dilutive effect, if any, assuming that the Company's convertible debentures were converted at the beginning of the respective reporting period, with earnings being increased by the interest expense, net of income taxes, that would not have been incurred had conversion taken place. The average shares used in computing diluted net income per share for the twenty-six weeks ended March 29, 1998 and March 30, 1997 were 25,874,000 and 25,259,000, respectively. The average shares used in computing diluted net income per share for the thirteen week period ended March 29, 1998 and March 30, 1997 were 25,889,000 and 25,385,000, respectively.

     The reconciliations of the numerator (income available to common stockholders) and the denominator (average number of common shares outstanding) of the earnings per share calculations for the thirteen weeks and twenty-six weeks ended on March 29, 1998 and March 30, 1997, respectively, are as follows (net income and share amounts in thousands):

                                                    TWENTY-SIX WEEKS ENDED
                                                   ------------------------
                                               March 29,                      March 30,
                                                 1998                           1997
                                 ------------------------------    -----------------------------
                                       NET                               NET
                                     INCOME     SHARES   EPS          INCOME    SHARES      EPS

BASIC EPS                           $17,348     25,448   $0.68        $12,884   21,760    $0.59
                                                         =====                             =====

ADD EFFECT OF DILUTIVE SECURITIES:
     Options and Restricted Stock      --          426                    --       134
     6% Convertible Debt               --           --                  1,205    3,365
                                    -----------------------------     -----------------------------

DILUTED EPS                         $17,348     25,874   $0.67        $14,089   25,259     $0.56
                                    ==============================    =============================

                                                        THIRTEEN WEEKS ENDED
                                                        ---------------------
                                              March 29,                       March 30,
                                                1998                            1997
                                 ------------------------------      -----------------------------
                                       NET                               NET
                                     INCOME     SHARES   EPS          INCOME    SHARES      EPS

BASIC EPS                            $9,634     25,444   $0.38        $7,475     21,849    $0.34
                                                         =====                             =====

ADD EFFECT OF DILUTIVE SECURITIES:
     Options and Restricted Stock      --          445                   --         171
     6% Convertible Debt               --           --                  603       3,365
                                    -----------------------------      ----------------------------

DILUTED EPS                          $9,634     25,889   $0.37        $8,078    25,385     $0.32
                                    ==============================    =============================


3. Inventories -- Inventories are carried at the lower of cost or market. Cost is determined by using the LIFO (last-in, first-out) method for the majority of inventories. Cost for all other inventories has been determined principally by the FIFO (first-in, first-out) method.

     Inventories at March 29, 1998 and September 28, 1997 consisted of the following:

                                                                       March 29,         September  28,
                                                                         1998                   1997
                                                                   ------------------   -----------------
  Finished Goods                                                      $  60,253            $  53,404
  Raw Materials and work in process                                     113,905               98,499
  Manufacturing supplies                                                  8,864                8,758

                                                                   ------------------   -----------------

  Total inventories valued at FIFO cost                                 183,022              160,661
  Less -- Adjustments to reduce FIFO cost to LIFO cost, net             (19,376)             (18,763)
                                                                   ------------------   ----------------

       Total inventories                                               $163,646             $141,898
                                                                   ==================   =================


4. Accumulated Depreciation -- Accumulated depreciation at March 29, 1998 and September 28, 1997 was $435,790 and $409,654, respectively.

5. Other Assets -- On February 28, 1998, the Company entered into an agreement to accelerate the payment of the contingent purchase price provisions pursuant to the Stock Purchase Agreement, dated January 12, 1996 between Guilford Mills, Inc. and Bruno Hofmann. This resulted in recording $34 million of cost in excess of net assets acquired related to the acquisition of Hofmann Laces, Ltd. which is being amortized on a straight line basis over the remaining estimated life of 38 years. Intangible assets increased from $19.1 million at September 28, 1997 to $52.6 million as of March 29, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Results of Operations
----------------------

         Net sales for the six months ended March 29, 1998 were $441.8 million, an increase of $11.8 million, or 2.7%, over net sales of $430.0 million for the six months ended March 30, 1997. Net sales for the second quarter of fiscal 1998 were $228.4 million, an increase of $9.3 million, or 4.2%, over net sales of $219.1 million for the comparable period of the prior year.

         For the six months ended March 29, 1998, net sales in the apparel market declined slightly to $163.0 million as compared to $163.7 million for the same period of the prior year. For the quarter ended March 29, 1998, net sales in the apparel market increased 3.2%, to $87.6 million compared to $84.9 million in the previous year. Sales of elastics/intimate apparel, including lace products, increased for the quarter and the six month period primarily due to continued market penetration and strong shapewear sales to key customers. Sales of swimwear products decreased for the quarter and increased for the six month period. This quarter's decrease was attributable to a softening of demand in certain geographical locations due to unfavorable weather conditions and due to a shift in consumer demand from value added printed fabrics to textured solids. Sales of ready to wear fabrics decreased for the quarter and for the six month period due to the continued allocation of production capacity to home fashion products as well as lower demand for high quality fashion stretch velvets.

         Sales of worldwide automotive fabrics increased 5.5% for the six month period ended March 29, 1998 to $172.1 million from $163.2 million for the comparable period of the prior year. Sales of worldwide automotive fabrics increased 7.3% for the second quarter of fiscal 1998 to $86.3 million as compared to $80.4 million for the same quarter of the previous year. Automotive sales in the United States and Mexico increased for the current quarter and for the six month period due to increased sales of certain platforms, pricing adjustments and increased RV and van market share. This was partially offset by a decline in Japanese transplant sales due to trim level selections and temporary delivery delays. Automotive sales in Europe increased for the second quarter and decreased slightly for the six-month period. The increase, primarily attributable to the introduction of new woven and circular knit technologies through product diversification initiatives and an increase in European car build, has been offset by pricing pressures and the continued strength of the sterling relative to other key European currencies over the six month period.

         Home fashion sales for the first half of fiscal 1998 increased 20.9% to $75.2 million as compared to $62.2 million in the prior year. Home fashion sales for the quarter increased by 14.8% to $36.4 million from $31.7 million in the prior year. The increase for the quarter and for the six month period in home fashion sales is significantly attributable to the success of the cotton jersey knit sheeting program and the introduction of new comforter products. These increases were partially offset by declines in window and shower curtains, mattress tickings and furniture products.

         Sales of Industrial/Specialty market fabrics for the six month period ended March 29, 1998 declined 23.0% to $31.5 million from $40.9 million in the comparable period of the prior year. Sales for the second quarter declined by 18.1% to $18.1 million as compared to $22.1 million for the second quarter of the previous year. This decline in the quarter and the six month period is primarily attributable to a decrease in the sales volume of hook and loop closure fabrics due to a decline in market share of a customer's premium diaper product and resourcing of the European business to a local supplier.

         Gross margin for the first six months of fiscal 1998 increased to $84.1 million, or 19.0% of net sales, compared to $78.9 million, or 18.3% of net sales, for the first six months of fiscal 1997. For the quarter ended March 29, 1998, gross margin increased to $43.8 million, or 19.2% of net sales, from $41.0 million, or 18.7% of net sales, for the same quarter a year ago. The gross margin increase and the increase in margin as a percentage of sales for the quarter and the six month period ended March 29, 1998 resulted from certain increased sales volumes, continued emphasis on value added products, and product mix and cost improvements, especially in raw material price and usage. These productivity improvements have been partially offset by pricing pressure on specific products due to the current economics of the Asian market and continued pricing pressures from automotive OEM's.

         Selling and administrative expenses increased to $51.6 million, or 11.7% of net sales, for the six months ended March 29, 1998, compared to $47.4 million, or 11.0% of net sales, for the same period a year ago. For the quarter ended March 29, 1998, selling and administrative expenses were $26.0 million, or 11.4% of net sales, compared to $24.1 million, or 11.0% of net sales, for the same quarter a year ago. The increase in selling and administrative expenses for the quarter and the six month period ended March 29, 1998 was attributable to certain design, marketing and research and development efforts related to new products, new technologies and cooperative developments . This increase was also attributable to sales volume and promotion related increases especially related to retail home fashions.

         Interest expense for the six months ended March 29, 1998 was $5.6 million compared to $9.3 million for the same period a year ago. For the quarter ended March 29, 1998, interest expense was $3.0 million compared to $4.2 million for the quarter ended March 30, 1997. The decrease in interest expense was primarily attributable to the decrease in long term debt as a result of the conversion of the convertible debt.

         Other expense, net for the six months ended March 29, 1998 was $0.2 million compared to $2.1 million for the same period a year ago. For the quarter ended March 29, 1998 other expense, net was $0.1 million compared to $1.2 million for the same prior year period. This decrease for the quarter and six month period is primarily attributable to sales of property, other investments and insurance recoveries.

         Income tax expense for the first six months of 1998 was $9.3 million, or 34.9% of income before income taxes, compared to $7.2 million, or 36.0% of income before income taxes for the same period a year ago. The decrease in the effective tax rate was primarily due to the statutory rate reduction in Europe, lower effective state tax rates and the full year impact of certain income tax credits.

         Net income for the six months ended March 29, 1998 was $17.3 million, or $.68 per basic share, compared to $12.9 million, or $.59 per basic share, for the comparable period of the previous year. For the quarter ended March 29, 1998, net income was $9.6 million, or $.38 per basic share, compared to net income of $7.5 million, or $.34 per basic share, for the same quarter a year ago.


Liquidity and Capital Requirements
------------------------------------

     At March 29, 1998, working capital was $178.3 million compared to $214.0 million at September 28, 1997. The decrease in working capital was due to the increase in short term borrowings and current liabilities to fund seasonal inventory requirements and the accelerated contingent payment for the acquisition of Hofmann Laces. The Company maintains flexibility with respect to its seasonal working capital needs through a committed revolving credit facility of $150 million and its continued access to other traditional sources of funds, including uncommitted lines of credit aggregating $275 million, and the ability to receive advances against its factored accounts receivable. At March 29, 1998, no borrowings were outstanding against the Company's $150 million credit facility, and the Company's borrowing availability under its uncommitted bank lines of credit was $166 million. Management believes that the Company's financial position and operating performance will continue to provide the Company with the ability to obtain necessary capital from the appropriate financial markets.


Contingencies and Future Operations
------------------------------------

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

     During the fourth quarter of 1992, the Company also received a Notice of Violation from the North Carolina Division of Environmental Management concerning ground water contamination on or near one of its North Carolina facilities. The Company has voluntarily agreed to allow the installation of monitoring wells at the site but denies that such contaminants originated from the Company's operations or property. An additional pre-tax charge of $1.3 million was provided in the fourth quarter of 1992 to reflect the estimated future costs of monitoring this and other environmental matters including the removal of underground storage tanks at the Company's facilities. The Company has removed substantially all underground storage tanks at its facilities. At March 29, 1998, environmental accruals amounted to $5.5 million of which $4.5 million is non-current and is included in other deferred liabilities in the balance sheet.

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

     The Asian economy has recently experienced significant market and economic uncertainties. While the fundamentals of our core businesses are sound, we remain cautious about the impact, if any, that the Asian crisis may have on certain sectors of our business.


     The Year 2000 issue affecting most entities, including the Company, results from the possible inability of internal and external computer systems and applications to recognize and process data pertaining to years after 1999. Over the last five years, the Company has committed significant resources to the reengineering of its business processes and information systems. The education, identification, evaluation, implementation and testing of changes to systems and applications to achieve Year 2000 compliance within the Company's operational, manufacturing and financial areas has been a part of this process. The internal client server technology, which has been or will be implemented in all of the Company's operating facilities before the turn of the century provides one of the internal solutions to identified Year 2000 concerns. Engineering and systems professionals are identifying and rectifying embedded manufacturing Year 2000 system concerns, if any. The Company has continued to work with its customers, suppliers, and third party service providers to identify external weaknesses and provide solutions. The Company expects to successfully implement any systems and programming changes necessary prior to the turn of the century. While the Company has not completed segregation of the specific costs related to completion of the Year 2000 tasks, management does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with the implementations of such changes. There is also no guarantee that all of the systems of other companies on which Guilford's systems rely will be timely converted.


Safe Harbor-Forward-Looking Statements
---------------------------------------

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

       7. domestic and foreign governmental regulations and trade policies

       8.  reliance on significant customers

       9.  success of marketing, advertising and promotional campaigns

      10. inability to achieve cost reductions through consolidation and restructuring of acquired companies

                           PART II. OTHER INFORMATION
                           ---------------------------

Item 1. Legal Proceedings. Reference is made to Item 3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1997, which item is incorporated herein by reference.

Items 2. - 5.  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
(a) Exhibits:

Exhibit No.

(10)(a)* Amended and Restated Employment Agreement, dated February 25, 1998, by and among Raschel Fashion Interknitting, Ltd., Hofmann Laces, Ltd., Curtains and Fabrics, Inc. and Bruno Hofmann.

(10)(b) Second Amendment to Stock Purchase Agreement, dated February 25, 1998, by and between Guilford Mills, Inc. and Bruno Hofmann.

     *Items denoted with an asterisk represent a management contract or compensatory plan or agreement.

(b)   Reports on Form 8-K:
     Not Applicable

                                   SIGNATURES
                                   ----------




       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GUILFORD MILLS, INC.
                                    (Registrant)


Date:  May 13, 1998                 By:  /s/ Terrence E. Geremski
                                    ---------------------------------
                                    Terrence E. Geremski
                                    Executive Vice President/
                                    Chief Financial Officer

                                   SIGNATURES
                                   ----------




       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    GUILFORD MILLS, INC.
                                                    (Registrant)




                                                    By: /s/ Terrence E. Geremski
Date:    May 13, 1998                                   ------------------------
                                                    Terrence E. Geremski
                                                    Executive Vice President/
                                                    Chief Financial Officer