Form 10-Q
period 1998-06-28
GUILFORD MILLS INC
filed 1998-08-12
CIK 44471

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 28, 1998

                                      OR

     [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________ to ________

                         Commission File Number 1-6922

                             GUILFORD MILLS, INC.
                  ------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Delaware                                  13-1995928

     -------------------------------          ------------------------------
     (State or other jurisdiction of          (I.R.S. Employer Identification
      incorporation or organization)           number)



                    4925 West Market Street, Greensboro, N.C. 27407
                       ------------------------------------------
                   (Address of principal executive offices)(Zip Code)

          Registrant's telephone number, including area code - (336) 316-4000

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


                 Number of shares of common stock outstanding
                          at June 28, 1998 - 25,698,480

                              GUILFORD MILLS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 28,1998


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



      Consolidated Statements of Income for the thirty-nine weeks ended June 28, 1998 and June 29, 1997

      Consolidated Statements of Income for the thirteen weeks ended June 28, 1998 and June 29, 1997

      Condensed Consolidated Balance Sheets as of June 28, 1998 and
        September 28, 1997

      Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended June 28, 1998 and June 29, 1997

      Condensed Notes to Consolidated Financial Statements

                        Guilford Mills, Inc.
                      CONSOLIDATED STATEMENTS OF INCOME
        For the Thirty-Nine Weeks Ended June 28, 1998 and June 29, 1997
                (In thousands except per share data)
                             (Unaudited)


 -------------------------------------------------------------------------------
                                                     JUNE 28,       JUNE 29,
                                                       1998           1997
 -------------------------------------------------------------------------------



NET SALES ......................................        $674,593        $668,365
                                                       ---------       ---------

COSTS AND EXPENSES:
     Cost of goods sold ........................         542,961         538,359
     Selling and administrative ................          77,122          71,609
                                                      ----------      ----------
                                                         620,083         609,968
                                                      ----------      ----------
OPERATING INCOME ...............................          54,510          58,397
INTEREST EXPENSE ...............................           8,825          12,999
OTHER EXPENSE, NET .............................             593           3,110
                                                      ----------      ----------
INCOME BEFORE INCOME TAX PROVISION .............          45,092          42,288

INCOME TAX PROVISION ...........................          15,380          14,861
                                                      ----------      ----------
NET INCOME .....................................        $ 29,712        $ 27,427
                                                      ----------      ----------
NET INCOME PER SHARE:
    Basic ......................................        $   1.17        $   1.26
    Diluted ....................................            1.15            1.15
                                                      ----------      ----------
DIVIDENDS PER SHARE ............................        $    .33        $    .31
                                                      ----------      ----------

 See accompanying condensed notes to consolidated financial statements.

                         Guilford Mills, Inc.
               CONSOLIDATED STATEMENTS OF INCOME
      For the Thirteen Weeks Ended June 28, 1998 and June 29, 1997
                   (In thousands except per share data)
                             (Unaudited)


 -------------------------------------------------------------------------------
                                                         JUNE 28,       June 29,
                                                            1998           1997
 -------------------------------------------------------------------------------



NET SALES ........................................          $232,768    $238,358
                                                          ----------  ----------


COSTS AND EXPENSES:
     Cost of goods sold ..........................           185,221     187,248
     Selling and administrative ..................            25,544      24,234
                                                          ----------  ----------

                                                             210,765     211,482
                                                          ----------  ----------

OPERATING INCOME .................................            22,003      26,876
INTEREST EXPENSE .................................             3,216       3,665
OTHER EXPENSE, NET ...............................               349       1,051

                                                           ---------- ----------
INCOME BEFORE INCOME TAX PROVISION ...............            18,438      22,160

INCOME TAX PROVISION .............................             6,074       7,617
                                                          ----------  ----------
NET INCOME .......................................          $ 12,364    $ 14,543
                                                          ----------  ----------

NET INCOME PER SHARE:
     Basic .......................................          $    .49    $    .67
     Diluted .....................................               .48         .59
                                                          ----------  ----------

DIVIDENDS PER SHARE ..............................          $    .11    $    .11
                                                          ----------  ----------

 See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      June 28, 1998 and September 28, 1997
                                 (In thousands)

-------------------------------------------------------------------------------
                                                    JUNE 28,    September 28,
                                                      1998           1997
                                                  (UNAUDITED)
-------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                             $  21,142      $  24,349
Accounts receivable, net                                172,239        167,347
Inventories                                             159,285        141,898
Other current assets                                     13,677         15,023
-------------------------------------------------------------------------------

              Total current assets                      366,343        348,617
Property, net                                           322,838        308,523
Other assets                                            106,966         72,656
-------------------------------------------------------------------------------
              Total assets                            $ 796,147      $ 729,796
-------------------------------------------------------------------------------

LIABILITIES
Short-term borrowings                                 $  37,207     $    6,677
Current maturities of long-term debt                     11,832         12,542
Other current liabilities                               104,824        115,424
-------------------------------------------------------------------------------
              Total current liabilities                 153,863        134,643
Long-term debt                                          140,992        134,560
Deferred income taxes and other deferred
liabilities                                              74,848         51,697
-------------------------------------------------------------------------------
              Total liabilities                         369,703        320,900
-------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES                                --             --

STOCKHOLDERS' INVESTMENT
Preferred stock                                              --             --
Common stock                                                655            655
Capital in excess of par                                118,134        117,110
Retained earnings                                       365,846        344,656
Other stockholders' investment                          (58,191)       (53,525)
-------------------------------------------------------------------------------
   Total stockholders' investment                       426,444        408,896
-------------------------------------------------------------------------------
   Total liabilities and stockholders' investment     $ 796,147      $ 729,796
-------------------------------------------------------------------------------


 See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the
             Thirty-Nine Weeks Ended June 28, 1998 and June 29, 1997
                                 (In thousands)
                                   (Unaudited)


 -------------------------------------------------------------------------------
                                                     JUNE 28,       June 29,
                                                       1998           1997
 -------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $ 29,712         $  27,427
    Depreciation and amortization                    47,946            46,899
    Other adjustments to net income, net               (678)              436
  Net changes in operating assets and liabilities   (27,005)           (1,703)
 -------------------------------------------------------------------------------
       Net cash provided by operating activities     49,975            73,059
 -------------------------------------------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to property                          (61,478)          (42,238)
     Purchase of business, net of cash acquired         --             (7,119)
     Additions to acquisition purchase price        (18,500)              --
     Other investing activities, net                  4,779              (581)
 -------------------------------------------------------------------------------
       Net cash used in investing activities        (75,199)          (49,938)
 -------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:

     Short-term borrowings (repayments), net         48,224            (7,019)
     Payment of long-term debt                      (13,540)          (13,309)
     Purchase of treasury shares                     (7,516)             --
     Other financing activities, net                 (5,431)           (2,368)
 -------------------------------------------------------------------------------
       Net cash provided by (used in) financing
       activities                                    21,737           (22,696)
 -------------------------------------------------------------------------------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH AND

    CASH EQUIVALENTS                                    280             1,222
 -------------------------------------------------------------------------------

 NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS
     EQUIVALENTS                                     (3,207)            1,647


 BEGINNING CASH AND CASH EQUIVALENTS                 24,349            31,448
 -------------------------------------------------------------------------------
 ENDING CASH AND CASH EQUIVALENTS                  $ 21,142          $ 33,095
 -------------------------------------------------------------------------------

 Noncash transactions:
 Accrual of remaining acquisition purchase price   $ 17,000               --




      See accompanying condensed notes to consolidated financial statements.

                              GUILFORD MILLS, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 28, 1998
                        (In thousands except share data)
                                   (Unaudited)

1. Seasonal Fluctuations -- Results for any portion of a year are not necessarily indicative of the results to be expected for a full year, due to seasonal aspects of the textile industry.

2. Per Share Information -- The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share", and therefore has restated prior period earnings per share data to conform to this statement. Basic earnings per share information has been computed by dividing net income by the weighted average number of shares of common stock, par value $.02 per share, outstanding during the periods presented. The average shares used in computing basic net income per share for the thirty-nine weeks ended June 28, 1998 and June 29, 1997 were 25,456,000 and 21,843,000, respectively. The average shares used in computing basic net income for the thirteen weeks ended June 28, 1998 and June 29, 1997 were 25,472,000 and 22,008,000, respectively.

   Diluted earnings per share information also considers as applicable (i) any dilutive effect for stock options and restricted stock grants and (ii) the dilutive effect, if any, assuming that the Company's convertible debentures were converted at the beginning of the respective reporting period, with earnings being increased by the interest expense, net of income taxes, that would not have been incurred had conversion taken place. The average shares used in computing diluted net income per share for the thirty-nine weeks ended June 28, 1998 and June 29, 1997 were 25,877,000 and 25,348,000, respectively. The average shares used in computing diluted net income per share for the thirteen-week period ended June 28, 1998 and June 29, 1997 were 25,884,000 and 25,527,000, respectively.

   The reconciliations of the numerator (income available to common stockholders) and the denominator (average number of common shares outstanding) of the earnings per share calculations for the thirteen weeks and thirty-nine weeks ended on June 28, 1998 and June 29, 1997, respectively, are as follows (net income and share amounts in thousands):

                                           THIRTY-NINE WEEKS ENDED
                                  June 28,               June 29,
                                    1998                    1997
                            --------------------     -------------------
                             NET                      NET
                            INCOME SHARES    EPS      INCOME   SHARES    EPS


   BASIC EPS               $29,712  25,456  $1.17     $27,427  21,843   $1.26
                                            =====                       =====

   ADD EFFECT OF DILUTIVE
   SECURITIES:
      Options and
      Restricted Stock          --    421                 --      140
      6% Convertible Debt       --     --               1,808   3,365
                            --------------------       --------------------

   DILUTED EPS             $29,712 25,877  $1.15      $29,235  25,348   $1.15
                            ====================     ========================

                                           THIRTEEN WEEKS ENDED
                                   June 28,                June 29,
                                    1998                    1997
                             --------------------     -------------------
                             NET                       NET
                            INCOME SHARES    EPS      INCOME   SHARES    EPS

  BASIC EPS                $12,364  25,472  $0.49     $14,543  22,008   $0.67
                                            =====                       =====

   ADD EFFECT OF DILUTIVE
   SECURITIES:
      Options and
      Restricted Stock          --     412               --       154

      6% Convertible Debt       --      --               603    3,365
                            =====================    =======================

   DILUTED EPS             $12,364  25,884 $0.48     $15,146   25,527  $0.59
                            =====================    =======================

3. Inventories -- Inventories are carried at the lower of cost or market. Cost is determined by using the LIFO (last-in, first-out) method for the majority of inventories. Cost for all other inventories has been determined principally by the FIFO (first-in, first-out) method.

   Inventories at June 28, 1998 and September 28, 1997 consisted of the following:


                                                  June 28,   September 28,
                                                 1998           1997
                                              ------------     -----------
  Finished Goods                                 $  62,553       $  53,404
  Raw Materials and work in process                106,765          98,499

  Manufacturing supplies                             8,775           8,758
                                              ------------     -----------

  Total inventories valued at FIFO cost            178,093         160,661
  Less -- Adjustments to reduce FIFO cost to
  LIFO cost, net                                   (18,808)        (18,763)
                                               ===========     ===========
       Total inventories                          $159,285        $141,898
                                              ============     ===========

4. Accumulated Depreciation -- Accumulated depreciation at June 28, 1998 and September 28, 1997 was $449,538 and $409,654, respectively.

5. Other Assets -- On February 28, 1998, the Company entered into an agreement to accelerate the payment of the contingent purchase price pursuant to the Stock Purchase Agreement, dated January 12, 1996, between Guilford Mills, Inc. and Bruno Hofmann. This resulted in recording $34.0 million of cost in excess of net assets acquired related to the acquisition of Hofmann Laces Ltd. and affiliated companies, which is being amortized on a straight line basis over the remaining estimated life of 38 years. Intangible assets increased from $19.1 million at September 28, 1997 to $53.6 million as of June 28, 1998.

6. Common Stock -- On June 24, 1998, the Board of Directors approved the repurchase of up to 2.5 million shares of the Company's common stock which represented approximately 10% of the common shares outstanding. As of August 7, 1998, 1.2 million shares have been repurchased at an aggregate cost of approximately $21.4 million.

7. Financial Instruments and Derivatives -- In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The statement could increase volatility in earnings and other comprehensive income. Statement 133 is effective for fiscal years beginning after June 15, 1999. Statement 133 cannot be applied retroactively. Management does not believe that this statement will have a material impact on the Company's future results of operations and financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

      Net sales for the nine months ended June 28, 1998 were $674.6 million, an increase of $6.2 million, or .9%, over net sales of $668.4 million for the nine months ended June 29, 1997. Net sales for the third quarter of fiscal 1998 were $232.8 million, a decrease of $5.6 million, or 2.3%, over net sales of $238.4 million for the comparable period of the prior year.

     For the nine months ended June 28, 1998, net sales in the apparel market declined to $254.4 million as compared to $261.0 million for the same period of the prior year, a decline of 2.5%. For the quarter ended June 28, 1998, net sales in the apparel market decreased 6.2%, to $91.3 million compared to $97.3 million in the previous year. Sales of elastics/intimate apparel, including lace products, remained strong and increased for the quarter and the nine month period primarily due to continued market penetration and strong shapewear sales to key customers. Sales of swimwear products decreased for the quarter and for the nine-month period. This quarter's decrease was attributable to a softening of demand in key geographical locations due to unfavorable weather conditions and due to a shift in consumer demand from value added printed fabrics to textured solids. Despite the softness in the market, the Company has experienced growth in the sales of textured solid fabrics. Sales of ready to wear fabrics decreased for the quarter and for the nine-month period due to the impact of Asian imports and continued allocation of production capacity to home fashion products.

     Sales of worldwide automotive fabrics increased 3.9% for the nine month period ended June 28, 1998 to $260.1 million from $250.4 million for the comparable period of the prior year. Sales of worldwide automotive fabrics increased slightly for the third quarter of fiscal 1998 to $88.0 million as compared to $87.2 million for the same quarter of the previous year. Automotive sales in the United States increased for the current quarter and for the nine month period due to increased sales of certain platforms, pricing adjustments and increased RV and conversion van market share. This was partially offset by a decline in New Domestic sales due to trim level selections, temporary delivery delays and a delay in the launch of a certain automotive placement. The GM strike did not significantly impact the Company's third quarter sales and due to the recent GM settlement announcement is not expected to significantly impact fourth quarter sales. Automotive sales in Europe decreased for the third quarter of fiscal 1998 and decreased slightly for the nine-month period. The decrease is primarily attributable to lack of market share growth of a certain customer placement, pricing pressures and the continued strength of the sterling relative to other key European currencies over the nine month period.

     Home fashion sales for the nine months of fiscal 1998 increased 21.6% to $114.2 million as compared to $93.9 million in the prior year. Home fashion sales for the quarter increased by 23.0% to $39.1 million from $31.8 million in the prior year. The increase for the quarter and for the nine-month period in home fashion sales is significantly attributable to the cotton jersey knit sheeting program, the introduction of new comforter products and reorders of a significant name brand window treatment program. These increases were partially offset by overall declines in the sale of window and shower curtains, mattress tickings and furniture fabric products.

     Sales of Industrial/Specialty market fabrics for the nine-month period ended June 28, 1998 declined 27.3% to $45.9 million from $63.1 million in the comparable period of the prior year. Sales for the quarter declined by 34.8% to $14.4 million as compared to $22.1 million for the third quarter of the previous year. This decline in the quarter and the nine-month period is primarily attributable to a decrease in the sales volume of hook and loop closure fabrics due to a decline in market share of a customer's premium diaper product and resourcing of the European business to a local supplier.

     Gross margin for the first nine months of fiscal 1998 increased slightly to $131.6 million compared to $130.0 million for the first nine months of fiscal 1997. This resulted in a flat gross margin percentage of 19.5% for the comparable nine month periods. For the quarter ended June 28, 1998, gross margin decreased to $47.5 million, or 20.4% of net sales, from $51.1 million, or 21.4% of net sales, for the same quarter a year ago. The decrease in gross margin for the quarter ended June 28, 1998 was attributable to various factors including sales volume declines in swimwear and stretch velvets, price concessions for certain polyester commodity fabrics due to Asian competitive factors, continued pressure on OEM pricing, certain quality and delivery issues and reduced production levels due to lower sales volumes in order to avoid inventory build. The Company's continued emphasis on high margin value-added products, productivity and cost improvements, as well as raw material price concessions partially offset this quarter's volume and performance related decreases.

     Selling and administrative expenses increased to $77.1 million, or 11.4% of net sales, for the nine months ended June 28, 1998, compared to $71.6 million, or 10.7% of net sales, for the same period a year ago. For the quarter ended June 28, 1998, selling and administrative expenses were $25.5 million, or 11.0% of net sales, compared to $24.2 million, or 10.2% of net sales, for the same quarter a year ago. The increase in selling and administrative expenses for the quarter and the nine month period ended June 28, 1998 was attributable to certain design, marketing and research and development efforts related to new products, new technologies, trade show participation and cooperative developments throughout the Company. This increase was also attributable to sales volume and promotion related increases especially related to retail home fashions.

     Interest expense for the nine months ended June 28, 1998 was $8.8 million compared to $13.0 million for the same period a year ago. For the quarter ended June 28, 1998, interest expense was $3.2 million compared to $3.7 million for the same prior year quarter. The decrease in interest expense was primarily attributable to the decrease in long term debt as a result of the conversion of the convertible debentures during the third quarter of fiscal 1997. Short-term interest expense increased slightly for the quarter due to an increase in average short-term borrowings of approximately $8.0 million.

     Other expense, net for the nine months ended June 28, 1998 was $0.6 million compared to $3.1 million for the same period a year ago. For the quarter ended June 28, 1998, other expense, net was $0.3 million compared to $1.0 million for the same prior year period. This decrease for the quarter and nine-month period is primarily attributable to sales of property and investments.

     The income tax provision for the first nine months of 1998 was $15.4 million, or 34.1% of income before income taxes, compared to $14.9 million, or 35.1% of income before income taxes for the same period a year ago. The decrease in the effective tax rate was primarily due to the statutory rate reduction in Europe, lower effective state tax rates, the impact of certain income tax credits and increased benefits from the Foreign Sales Corporation.

     Net income for the nine months ended June 28, 1998 was $29.7 million, or $1.17 per basic share, compared to $27.4 million, or $1.26 per basic share, for the comparable period of the previous year. For the quarter ended June 28, 1998, net income was $12.4 million, or $.49 per basic share, compared to net income of $14.5 million, or $.67 per basic share, for the same quarter a year ago.

Liquidity and Capital Requirements

     At June 28, 1998, working capital was $212.5 million compared to $214.0 million at September 28, 1997. The decrease in working capital is primarily due to the increase in short term borrowings to fund seasonal inventory requirements. The Company maintains flexibility with respect to its seasonal working capital needs through a committed revolving credit facility of $150 million and its continued access to other traditional sources of funds, including uncommitted lines of credit aggregating $185 million, and the ability to receive advances against its factored accounts receivable. At June 28, 1998, no borrowings were outstanding against the Company's $150 million credit facility, and the Company's borrowing utilization under its uncommitted bank lines of credit was $112.0 million. Management believes that the Company's financial position and operating performance will continue to provide the Company with the ability to obtain necessary capital from the appropriate financial markets.

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

     During the fourth quarter of 1992, the Company also received a Notice of Violation from the North Carolina Division of Environmental Management concerning ground water contamination on or near one of its North Carolina facilities. The Company has voluntarily agreed to allow the installation of monitoring wells at the site but denies that such contaminants originated from the Company's operations or property. An additional pre-tax charge of $1.3 million was provided in the fourth quarter of 1992 to reflect the estimated future costs of monitoring this and other environmental matters including the removal of underground storage tanks at the Company's facilities. The Company has removed substantially all underground storage tanks at its facilities. At June 28, 1998, environmental accruals amounted to $5.5 million of which $4.5 million is non-current and is included in other deferred liabilities in the balance sheet.

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

     The Asian economy has experienced significant market and economic uncertainties. While the fundamentals of our core businesses are sound, the Asian crisis has had and will continue to have an impact on certain sectors of our business.

     The Year 2000 issue affecting most entities, including the Company, results from the possible inability of internal and external computer systems and applications to recognize and process data pertaining to years after 1999. Over the last five years, the Company has committed significant resources to the reengineering of its business processes and information systems. The education, identification, evaluation, implementation and testing of changes to systems and applications to achieve Year 2000 Compliance within the Company's operational, manufacturing and financial areas have been an integral part of this process. Based upon recently completed Year 2000 Compliance assessments of both internal information technology and embedded systems, the Company expects to successfully implement any systems and programming changes necessary prior to the turn of the century in all of its domestic and international operations. The planning, inventory and impact analyses phases have been completed. the remediation phase of the project is expected to be completed by March, 1999 and the final testing phase is scheduled for July, 1999. The Company expects to finalize any necessary contingency plans by the spring of 1999. Management believes that the cost of the remediation plan for completion of Year 2000 Compliance tasks will not have a material effect on the Company's results of operations or financial condition. The Company continues to work with its customers, suppliers, and other third parties to identify external weaknesses and provide solutions. Year 2000 Compliance questionnaires have been forwarded to our material third parties. while the Company continues to gather responses to such questionnaires, of the 50 percent response rate received thus far, no material business interruption issues have been identified. There can be no assurance, however, that there will not be a delay in, increased costs or a material disruption of business activities associated with Year 2000 readiness.

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

     All statements other than statements of historical fact included in this document, including, without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include:

      1. general economic factors including, but not limited to, changes in interest rates, foreign currency translation rates, consumer confidence, housing starts, trends in disposable income, changes in consumer demand for goods produced, and cyclical or other downturns
      2. the overall level of automotive production and the production of specific car models
      3. fashion trends
      4. information and technological advances including Year 2000 issues
      5. cost and availability of raw materials, labor and other resources
      6. domestic and foreign competition
      7. domestic and foreign governmental regulations and trade policies
      8. reliance on significant customers
      9. success of marketing, advertising and promotional campaigns
     10. inability to achieve cost reductions through consolidation and restructuring of acquired companies



                           PART II. OTHER INFORMATION


Items 1. -  6.  Not Applicable

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  GUILFORD MILLS, INC.
                                                  (Registrant)


Date:  August 12, 1998                            By:  /s/ Terrence E. Geremski
                                                  ______________________________
                                                  Terrence E. Geremski
                                                  Executive Vice President/
                                                  Chief Financial Officer

                                   SIGNATURES
                                 ______________



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  GUILFORD MILLS, INC.
                                                  (Registrant)





Date:  August 12, 1998                            By:________________________
                                                  Terrence E. Geremski
                                                  Executive Vice President/
                                                  Chief Financial Officer