Form 10-Q/A
period 1997-12-28
GUILFORD MILLS INC
filed 1998-12-07
CIK 44471

FORM 10-Q-A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 28, 1997

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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


                 4925 West Market Street, Greensboro, N.C. 27407
                --------------------------------------------------
                (Address of principal executive offices)(Zip Code)

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

                              GUILFORD MILLS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 28,1997


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


      Consolidated Statements of Income for the thirteen weeks ended December
        28, 1997 and December 29, 1996

      Condensed Consolidated Balance Sheets as of December 28, 1997 and
        September 28, 1997

      Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended December 28, 1997 and December 29, 1996

      Condensed Notes to Consolidated Financial Statements

                                                                          Page 3
                              Guilford Mills, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
      For the Thirteen Weeks Ended December 28, 1997 and December 29, 1996
                      (In thousands except per share data)
                                   (Unaudited)

------------------------------------------------------------------
                                       December 28,   December 29,
                                          1997           1996
------------------------------------------------------------------
Net Sales                               $ 213,377      $ 210,863
------------------------------------------------------------------
Costs and Expenses:
     Cost of goods sold                   175,376        173,014
     Selling and administrative            25,267         23,243
------------------------------------------------------------------
                                          200,643        196,257
------------------------------------------------------------------
Operating Income                           12,734         14,606
Interest Expense                            2,616          5,172
Other Expense, Net                            147            843
------------------------------------------------------------------
Income Before Income Tax Provision          9,971          8,591

Income Tax Provision                        3,480          3,182
------------------------------------------------------------------
Net Income                              $   6,491       $  5,409
------------------------------------------------------------------
Net Income Per Share:
     Basic                              $     .26       $    .25
     Diluted                                  .25            .24
------------------------------------------------------------------
Dividends Per Share                     $     .11       $    .10
------------------------------------------------------------------

See accompanying condensed notes to consolidated financial statements.

                                                                          Page 4
                              Guilford Mills, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    December 28, 1997 and September 28, 1997
                                 (In thousands)

--------------------------------------------------------------------------------
                                                     December 28,  September 28,
                                                         1997           1997
                                                      (Unaudited)
--------------------------------------------------------------------------------
Assets
Cash and cash equivalents                          $   8,849     $   24,349
Accounts receivable, net                             165,797        167,347
Inventories                                          159,095        141,898
Other current assets                                  12,965         15,023
--------------------------------------------------------------------------------
              Total current assets                   346,706        348,617
Property, net                                        311,335        308,523
Other assets                                          71,050         72,656
--------------------------------------------------------------------------------
              Total assets                         $ 729,091      $ 729,796
--------------------------------------------------------------------------------
Liabilities
Short-term borrowings                              $  21,331      $   6,677
Current maturities of long-term debt                  11,832         12,542
Other current liabilities                             98,135        115,424
--------------------------------------------------------------------------------
              Total current liabilities              131,298        134,643
Long-term debt                                       133,395        134,560
Deferred income taxes and other deferred
liabilities                                           52,303         51,697
--------------------------------------------------------------------------------
              Total liabilities                      316,996        320,900
--------------------------------------------------------------------------------
Stockholders' Investment
Preferred stock                                          ---            ---
Common stock                                             655            655
Capital in excess of par                             117,513        117,110
Retained earnings                                    348,295        344,656
Other stockholders' investment                       (54,368)       (53,525)
--------------------------------------------------------------------------------
               Total stockholders' investment        412,095        408,896
--------------------------------------------------------------------------------
               Total liabilities and
stockholders' investment                           $ 729,091      $ 729,796
--------------------------------------------------------------------------------

See accompanying condensed notes to consolidated financial statements.

                                                                          Page 5
                              Guilford Mills, Inc.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Thirteen Weeks Ended December 28, 1997 and December 29, 1996
                                 (In thousands)
                                  (Unaudited)

--------------------------------------------------------------------------------
                                                   December 28,   December 29,
                                                       1997           1996
--------------------------------------------------------------------------------
Cash Flows From Operating Activities:
 Net income                                           $6,491       $  5,409
   Depreciation and amortization                      16,228         16,171
   Other adjustments to net income, net               (1,958)          (308)
 Net changes in operating assets and liabilities     (30,045)         9,477
--------------------------------------------------------------------------------
      Net cash (used in) provided by operating
      activities                                      (9,284)        30,749
--------------------------------------------------------------------------------
Cash Flows From Investing Activities:
    Additions to property                            (18,119)       (10,522)
    Other investing activities, net                    3,969          2,715
--------------------------------------------------------------------------------
      Net cash used in investing activities          (14,150)        (7,807)
--------------------------------------------------------------------------------
Cash Flows From Financing Activities:

    Short-term borrowings (repayments), net           14,654        (16,531)
    Other financing activities, net                   (7,010)        (2,644)
--------------------------------------------------------------------------------
      Net cash provided by (used in) financing
      activities                                       7,644        (19,175)
--------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                      290            (20)
--------------------------------------------------------------------------------
Net (Decrease) Increase In Cash and Cash
    Equivalents                                      (15,500)         3,747
--------------------------------------------------------------------------------
Beginning Cash and Cash Equivalents                   24,349         31,448

Ending Cash and Cash Equivalents                      $8,849        $35,195
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

                              GUILFORD MILLS, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 28, 1997
                        (In thousands except share data)
                                   (Unaudited)

1. Restatement -- As publicly announced on October 26, 1998, the Company uncovered potential accounting irregularities related to inappropriate reductions of certain material costs and a corresponding understatement of accounts payable amounts at its Hofmann Laces unit. As a result, the Audit Committee of the Company's Board of Directors ("Audit Committee") engaged Weil, Gotshal & Manges LLP ("Weil Gotshal") as special legal counsel and Weil Gotshal engaged Arthur Andersen LLP ("Andersen") to perform an independent investigation into these potential accounting irregularities. On November 24, 1998 the Company announced that the Audit Committee, assisted by Weil Gotshal and Andersen, had completed an investigation of the financial impact of the accounting irregularities at the Hofmann Laces unit. As a result of the findings of this investigation, the Company has restated its previously reported financial results for the first three quarters of the fiscal year ended September 27, 1998.

The restated financial statements, as set forth herein, reverse the net impact of the inappropriate amounts.

A summary of significant affects of the restatement is as follows (in thousands except per share data):

                                           Thirteen weeks ended
                                             December 28, 1997
                                                (unaudited)
                                         --------------------------
                                             As
                                         Previously
                                          Reported     As Restated
                                         ------------  ------------
      Net Sales                          $ 213,377     $ 213,377

      Cost and Expenses                    198,690       200,643
                                         ------------  ------------
      Operating Income                      14,687        12,734

      Interest Expense                       2,616         2,616

      Other Expense, Net                       147           147
                                         ------------  ------------
      Income before income tax provision    11,924         9,971

      Income tax provision                   4,209         3,480
                                         ------------  ------------
      Net Income                           $ 7,715       $ 6,491
                                         ============  ============
      Net Income per share:
         Basic                               $ .30         $ .26
         Diluted                               .30           .25


Following the October 26, 1998 press release, three purported class action lawsuits have been filed on behalf of purchasers of the Company's common stock against the Company and certain of its officers and directors. These lawsuits purport to allege claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in connection with the Company's public disclosure of accounting irregularities at the Hofmann Laces unit in fiscal year 1998. Specifically, the actions allege that, during the class period (January 20, 1998 through October 26, 1998), defendants materially misrepresented the Company's financial condition and overstated the Company's reported earnings. No specific amount of damages is sought in these complaints. The Company intends to vigorously defend the lawsuits. It is management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's financial position or future results of operations.


2. Seasonal Fluctuations -- Results for any portion of a year are not necessarily indicative of the results to be expected for a full year, due to seasonal aspects of the textile industry.

3. Per Share Information -- The Company has adopted the provisions of Statement of Financial Accounting No. 128, "Earnings per share", and therefore has restated prior period earnings per share data to conform to this statement. Basic earnings per share information has been computed by dividing net income by the weighted average number of shares of common stock, par value $.02 per share, outstanding during the periods presented. The average shares used in computing basic net income per share for the thirteen weeks ended December 28, 1997 and December 29, 1996 were 25,451,000 and 21,671,000, respectively.

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

   The reconciliations of the numerator (income available to common stockholders) and the denominator (average number of common shares outstanding) of the earnings per share calculations for the thirteen weeks ended on December 28, 1997 and December 29, 1996 are as follows (000's have been omitted for net income and share amounts):

                                         December 28,               December 29,
                                             1997                      1996
                                   ---------------------      ----------------------
                                      Net                       Net
                                    Income   Shares   EPS     Income   Shares   EPS
                                    ------   ------   ---     ------   ------   ---
Basic EPS                           $6,491   25,451  $0.26    $5,409   21,671  $0.25
                                                     =====                      =====
Add effect of dilutive securities:
 Options and
 Restricted Stock                       --      408               --       96
 6% Convertible Debt                    --       --              603    3,365
                                    ----------------------    -----------------------
Diluted EPS                         $6,491   25,859  $0.25    $6,012   25,132  $0.24
                                    ======================    =======================

4. Inventories -- Inventories are carried at the lower of cost or market. Cost is determined by using the LIFO (last-in, first-out) method for the majority of inventories. Cost for all other inventories has been determined principally by the FIFO (first-in, first-out) method.

   Inventories at December 28, 1997 and September 28, 1997 consisted of the following:

                                              December 28,    September 28,
                                                  1997           1997
                                              ------------    -----------
 Finished Goods                                 $ 61,079      $  53,404
 Raw Materials and work in process               107,478         98,499

 Manufacturing supplies                            9,183          8,758
                                              ------------    -----------
 Total inventories valued at FIFO cost           177,740        160,661
 Less -- Adjustments to reduce FIFO cost to
 LIFO cost, net                                  (18,645)       (18,763)
                                              ------------    -----------
      Total inventories                         $159,095       $141,898
                                              ============    ===========

5. Accumulated Depreciation -- Accumulated depreciation at December 28, 1997 and September 28, 1997 was $421,392 and $409,654, respectively.

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

   Gross margins decreased slightly to 17.8% as compared to 17.9% for the first quarter of the previous year. This decrease was due primarily to changes in product mix toward the production and sale of certain lower-margin products and to price reductions to automotive original equipment manufacturers. These were substantially offset by increased volume and raw material price and usage and other cost improvements.

   Selling and administrative expenses increased to 11.8% of net sales as compared to 11.0% in the first quarter of the prior year. This increase was attributable to strategically focused marketing programs and research and development efforts.

   Interest expense decreased to $2.6 million for this quarter as compared to $5.2 million for the first quarter of 1997. This decrease was attributable to the reduction of both long-term and short-term debt through the conversion and repayment of $66 million of convertible debt in July 1997 and the repayment of approximately $25 million of short-term financing.

   The effective income tax rate for the first quarter of fiscal 1998 was 34.9% as compared to 37.0% for the corresponding quarter of fiscal 1997. The rate decreased as a result of increased tax credits in proportion to taxable income and lower effective state tax rates.

   Net income increased 20.4% to $6.5 million compared to $5.4 million for the corresponding quarter of fiscal 1997.

Liquidity and Capital Requirements

   At December 28, 1997, working capital was $215.4 million compared to $214.0 million at September 28, 1997. This increase in working capital was primarily due to the utilization of resources to fund seasonal inventory requirements. The Company maintains flexibility with respect to its seasonal working capital needs through a committed revolving credit facility of $150 million and its continued access to other traditional sources of funds, including available uncommitted lines of credit aggregating over $200 million, and the ability to receive advances against its factored accounts receivable. At December 28, 1997, no borrowings were outstanding against the Company's $150 million credit facility, and the Company's borrowing availability under its uncommitted bank lines of credit was $119 million. Management believes that the Company's financial position and operating performance will continue to provide the Company with the ability to obtain necessary capital from the appropriate financial markets.

                                                                          Page 9
Contingencies and Future Operations

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


                                             GUILFORD MILLS, INC.
                                             (Registrant)


Date:  December 7, 1998                      By:  /s/ Terrence E. Geremski
                                             -----------------------------
                                             Terrence E. Geremski
                                             Executive Vice President/
                                             Chief Financial Officer

                                                                         Page 12
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             GUILFORD MILLS, INC.
                                             (Registrant)


Date:  December 7, 1998                      By:
                                             -----------------------------
                                             Terrence E. Geremski
                                             Executive Vice President/
                                             Chief Financial Officer