Form 10-Q/A
period 1998-03-29
GUILFORD MILLS INC
filed 1998-12-07
CIK 44471

FORM 10-Q-A
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended March 29, 1998


                                        OR

      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to ____________

                          Commission File Number 1-6922

                               GUILFORD MILLS, INC.

              (Exact name of Registrant as specified in its charter)

                      Delaware                         13-1995928
              ----------------------------    ------------------------------
              (State or other jurisdiction    (I.R.S. Employer Identification
              incorporation or organization)  number)

                 4925 West Market Street, Greensboro, N.C. 27407
                -------------------------------------------------
                (Address of principal executive offices)(Zip Code)

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

                                                                          Page 2
                               GUILFORD MILLS, INC.

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
                                   (Unaudited)


--------------------------------------------------------------------------------
                                                    March 29,       March 30,
                                                       1998           1997
--------------------------------------------------------------------------------
Net Sales                                          $ 441,825      $ 430,007
--------------------------------------------------------------------------------
Costs and Expenses:
     Cost of goods sold                              362,167        351,111
     Selling and administrative                       49,768         47,375
--------------------------------------------------------------------------------
                                                     411,935        398,486
--------------------------------------------------------------------------------
Operating Income                                      29,890         31,521
Interest Expense                                       5,609          9,334
Other Expense, Net                                       244          2,059
--------------------------------------------------------------------------------
Income Before Income Tax Provision                    24,037         20,128

Income Tax Provision                                   8,293          7,244
--------------------------------------------------------------------------------
Net Income                                         $  15,744      $  12,884
--------------------------------------------------------------------------------
Net Income Per Share:
     Basic                                         $     .62      $     .59
     Diluted                                             .61            .56
--------------------------------------------------------------------------------
Dividends Per Share                                $     .22      $     .20
--------------------------------------------------------------------------------

See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
         For the Thirteen Weeks Ended March 29, 1998 and March 30, 1997
                      (In thousands except per share data)
                                   (Unaudited)

--------------------------------------------------------------------------------
                                                     March 29,     March 30,
                                                       1998           1997
--------------------------------------------------------------------------------
Net Sales                                          $ 228,448      $ 219,144
--------------------------------------------------------------------------------
Costs and Expenses:
     Cost of goods sold                              186,791        178,097
     Selling and administrative                       24,501         24,132
--------------------------------------------------------------------------------
                                                     211,292        202,229
--------------------------------------------------------------------------------
Operating Income                                      17,156         16,915
Interest Expense                                       2,993          4,162
Other Expense, Net                                        97          1,216
--------------------------------------------------------------------------------
Income Before Income Tax Provision                    14,066         11,537

Income Tax Provision                                   4,813          4,062
--------------------------------------------------------------------------------
Net Income                                         $   9,253      $   7,475
--------------------------------------------------------------------------------
Net Income Per Share:
     Basic                                         $     .36      $     .34
     Diluted                                             .36            .32
--------------------------------------------------------------------------------
Dividends Per Share                                $     .11      $     .10
--------------------------------------------------------------------------------

See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 29, 1998 and September 28, 1997
                                 (In thousands)

--------------------------------------------------------------------------------
                                                    March 29,    September 28,
                                                       1998           1997
                                                   (Unaudited)
--------------------------------------------------------------------------------
Assets
Cash and cash equivalents                          $  14,995      $  24,349
Accounts receivable, net                             180,812        167,347
Inventories                                          163,646        141,898
Other current assets                                  11,754         15,023
--------------------------------------------------------------------------------
              Total current assets                   371,207        348,617
Property, net                                        315,493        308,523
Other assets                                         102,668         72,656
--------------------------------------------------------------------------------
              Total assets                         $ 789,368      $ 729,796
--------------------------------------------------------------------------------
Liabilities
Short-term borrowings                              $  52,990      $   6,677
Current maturities of long-term debt                  11,832         12,542
Other current liabilities                            128,812        115,424
--------------------------------------------------------------------------------
              Total current liabilities              193,634        134,643
Long-term debt                                       121,880        134,560
Deferred income taxes and other deferred
liabilities                                           53,611         51,697
--------------------------------------------------------------------------------
              Total liabilities                      369,125        320,900
--------------------------------------------------------------------------------
Stockholders' Investment
Preferred stock                                           --             --
Common stock                                             655            655
Capital in excess of par                             117,947        117,110
Retained earnings                                    354,722        344,656
Other stockholders' investment                       (53,081)       (53,525)
--------------------------------------------------------------------------------
               Total stockholders' investment        420,243        408,896
--------------------------------------------------------------------------------
               Total liabilities and
               stockholders' investment            $ 789,368      $ 729,796
--------------------------------------------------------------------------------

See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Twenty-Six Weeks Ended March 29, 1998 and March 30, 1997
                                 (In thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------
                                                    March 29,       March 30,
                                                       1998           1997
--------------------------------------------------------------------------------
Cash Flows From Operating Activities:
 Net income                                         $15,744         $  12,884
   Depreciation and amortization                     32,232            31,523
   Other adjustments to net income, net              (2,478)              (65)
 Net changes in operating assets and liabilities    (33,132)              (30)
--------------------------------------------------------------------------------
      Net cash provided by operating activities      12,366            44,312
--------------------------------------------------------------------------------
Cash Flows From Investing Activities:
    Additions to property                           (38,373)          (24,468)
    Additions to acquisition purchase price         (17,000)               --
    Other investing activities, net                   7,677               645
--------------------------------------------------------------------------------
      Net cash used in investing activities         (47,696)          (23,823)
--------------------------------------------------------------------------------
Cash Flows From Financing Activities:
    Short-term borrowings (repayments), net          46,307            (8,807)
    Payment of long-term debt                       (13,374)          (12,765)
    Other financing activities, net                  (7,320)           (2,209)
--------------------------------------------------------------------------------
      Net cash provided by (used in) financing
      activities                                     25,613           (23,781)
--------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                     363              (871)
--------------------------------------------------------------------------------
Net Decrease In Cash and Cash Equivalents
    Equivalents                                      (9,354)           (4,163)
--------------------------------------------------------------------------------
Beginning Cash and Cash Equivalents                  24,349            31,448

Ending Cash and Cash Equivalents                    $14,995           $27,285
--------------------------------------------------------------------------------
Noncash transactions:
Accrual of remaining acquisition purchase price     $17,000                --

See accompanying condensed notes to consolidated financial statements.

                                                                          Page 7
                               GUILFORD MILLS, INC.
               CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  March 29, 1998
                         (In thousands except share data)
                                   (Unaudited)

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

A summary of significant affects of the restatement is as follows (in thousands except per share data):

                                 Thirteen Weeks Ended      Twenty-Six Weeks Ended
                                    March 29, 1998             March 29, 1998
                                     (unaudited)                (unaudited)
                               -------------------------  -------------------------
                                   As                         As
                               Previously        As       Previously        As
                                Reported      Restated     Reported      Restated
                               ------------   ----------  ------------   ----------
Net Sales                      $ 228,448      $ 228,448   $ 441,825      $ 441,825

Cost and Expenses                210,628       211,292      409,318        411,935
                               ------------   ----------  ------------   ----------
Operating Income                  17,820        17,156       32,507         29,890

Interest Expense                   2,993         2,993        5,609          5,609

Other Expense, Net                    97            97          244            244
                               ------------   ----------  ------------   ----------
Income before income tax
provision                         14,730        14,066       26,654         24,037

Income tax provision               5,097         4,813        9,306          8,293
                               ------------   ----------  ------------   ----------
Net Income                       $ 9,633       $ 9,253     $ 17,348         15,744
                               ============   ==========  ============   ==========
Net Income per share:
   Basic                           $ .38         $ .36        $ .68          $ .62
   Diluted                           .37           .36          .67            .61



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


2. Seasonal Fluctuations-- Results for any portion of a year are not necessarily indicative of the results to be expected for a full year, due to seasonal aspects of the textile industry.

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

   Diluted earnings per share information also considers as applicable (i) any dilutive effect for stock options and restricted stock grants and (ii) the dilutive effect, if any, assuming that the Company's convertible debentures were converted at the beginning of the respective reporting period, with earnings being increased by the interest expense, net of income taxes, that would not have been incurred had conversion taken place. The average shares used in computing diluted net income per share for the twenty-six weeks ended March 29, 1998 and March 30, 1997 were 25,874,000 and 25,259,000, respectively. The average shares used in computing diluted net income per share for the thirteen-week period ended March 29, 1998 and March 30, 1997 were 25,889,000 and 25,385,000, respectively.

   The reconciliations of the numerator (income available to common stockholders) and the denominator (average number of common shares outstanding) of the earnings per share calculations for the thirteen weeks and twenty-six weeks ended on March 29, 1998 and March 30, 1997, respectively, are as follows (net income and share amounts in thousands):

                                                   Twenty-Six Weeks Ended
                                                   ----------------------
                                            March 29,                   March 30,
                                              1998                        1997
                                   ------------------------     -------------------------
                                      Net                         Net
                                    Income    Shares    EPS     Income     Shares    EPS
                                    ------    ------    ---     ------     ------    ---
Basic EPS                          $15,744    25,448   $0.62    $12,884    21,760   $0.59
                                                       =====                        =====
Add effect of dilutive securities:
   Options and
   Restricted Stock                     --       426                 --       134
   6% Convertible Debt                  --        --              1,205     3,365
                                   -------------------------    -------------------------
Diluted EPS                        $15,744    25,874   $0.61    $14,089    25,259   $0.56
                                   =========================    =========================

                                                    Thirteen Weeks Ended
                                                   ----------------------
                                            March 29,                   March 30,
                                              1998                        1997
                                   ------------------------     -------------------------
                                      Net                         Net
                                    Income    Shares    EPS     Income     Shares    EPS
                                    ------    ------    ---     ------     ------    ---
Basic EPS                           $9,253    25,444   $0.36     $7,475    21,849   $0.34
                                                       =====                        =====
Add effect of dilutive securities:
   Options and
   Restricted Stock                     --       445                 --       171
   6% Convertible Debt                  --        --                603     3,365
                                   -------------------------    -------------------------
Diluted EPS                         $9,253    25,889   $0.36     $8,078    25,385   $0.32
                                   =========================    =========================

4. Inventories -- Inventories are carried at the lower of cost or market. Cost is determined by using the LIFO (last-in, first-out) method for the majority of inventories. Cost for all other inventories has been determined principally by the FIFO (first-in, first-out) method.

   Inventories at March 29, 1998 and September 28, 1997 consisted of the following:

                                               March 29,     September 28,
                                                 1998            1997
                                              ------------   -----------
 Finished Goods                               $  60,253      $  53,404
 Raw Materials and work in process              113,905         98,499
 Manufacturing supplies                           8,864          8,758
                                              ------------   -----------
 Total inventories valued at FIFO cost          183,022        160,661
 Less -- Adjustments to reduce FIFO cost to
 LIFO cost, net                                 (19,376)       (18,763)
                                              ------------   -----------
      Total inventories                        $163,646       $141,898
                                              ============   ===========

5. Accumulated Depreciation -- Accumulated depreciation at March 29, 1998 and September 28, 1997 was $435,790 and $409,654, respectively.

6. Other Assets -- On February 28, 1998, the Company entered into an agreement to accelerate the payment of the contingent purchase price provisions pursuant to the Stock Purchase Agreement, dated January 12, 1996 between Guilford Mills, Inc. and Bruno Hofmann. This resulted in recording $34 million of cost in excess of net assets acquired related to the acquisition of Hofmann Laces Ltd. which is being amortized on a straight line basis over the remaining estimated life of 38 years. Intangible assets increased from $19.1 million at September 28, 1997 to $52.6 million as of March 29, 1998.

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

      For the six months ended March 29, 1998, net sales in the apparel market declined slightly to $163.0 million as compared to $163.7 million for the same period of the prior year. For the quarter ended March 29, 1998, net sales in the apparel market increased 3.2%, to $87.6 million compared to $84.9 million in the previous year. Sales of elastics/intimate apparel, including lace products, increased for the quarter and the six month period primarily due to continued market penetration and strong shapewear sales to key customers. Sales of swimwear products decreased for the quarter and increased for the six-month period. This quarter's decrease was attributable to a softening of demand in certain geographical locations due to unfavorable weather conditions and due to a shift in consumer demand from value added printed fabrics to textured solids. Sales of ready to wear fabrics decreased for the quarter and for the six-month period due to the continued allocation of production capacity to home fashion products as well as lower demand for high quality fashion stretch velvets.

      Sales of worldwide automotive fabrics increased 5.5% for the six-month period ended March 29, 1998 to $172.1 million from $163.2 million for the comparable period of the prior year. Sales of worldwide automotive fabrics increased 7.3% for the second quarter of fiscal 1998 to $86.3 million as compared to $80.4 million for the same quarter of the previous year. Automotive sales in the United States and Mexico increased for the current quarter and for the six month period due to increased sales of certain platforms, pricing adjustments and increased RV and van market share. This was partially offset by a decline in Japanese transplant sales due to trim level selections and temporary delivery delays. Automotive sales in Europe increased for the second quarter and decreased slightly for the six-month period. The increase, primarily attributable to the introduction of new woven and circular knit technologies through product diversification initiatives and an increase in European car build, has been offset by pricing pressures and the continued strength of the sterling relative to other key European currencies over the six month period.

      Home fashion sales for the first half of fiscal 1998 increased 20.9% to $75.2 million as compared to $62.2 million in the prior year. Home fashion sales for the quarter increased by 14.8% to $36.4 million from $31.7 million in the prior year. The increase for the quarter and for the six-month period in home fashion sales is significantly attributable to the cotton jersey knit sheeting program and the introduction of new comforter products. These increases were partially offset by declines in window and shower curtains, mattress tickings and furniture products.

      Sales of Industrial/Specialty market fabrics for the six-month period ended March 29, 1998 declined 23.0% to $31.5 million from $40.9 million in the comparable period of the prior year. Sales for the second quarter declined by 18.1% to $18.1 million as compared to $22.1 million for the second quarter of the previous year. This decline in the quarter and the six-month period is primarily attributable to a decrease in the sales volume of hook and loop closure fabrics due to a decline in market share of a customer's premium diaper product and resourcing of the European business to a local supplier.

      Gross margin for the first six months of fiscal 1998 increased to $79.7 million, or 18.0% of net sales, compared to $78.9 million, or 18.3% of net sales, for the first six months of fiscal 1997. For the quarter ended March 29, 1998, gross margin increased to $41.7 million, or 18.3% of net sales, from $41.0 million, or 18.7% of net sales, for the same quarter a year ago. The gross margin increase for the quarter and the six month period ended March 29, 1998 resulted from certain increased sales volumes, continued emphasis on value added products and cost improvements, especially in raw material price and usage. These productivity improvements have been partially offset by pricing pressure on specific products due to the current economics of the Asian market and continued pricing pressures from automotive OEM's. Additionally, overall product mix has negatively impacted margin and caused a decline in the margin as a percentage of sales.

      Selling and administrative expenses increased to $49.8 million, or 11.3% of net sales, for the six months ended March 29, 1998, compared to $47.4 million, or 11.0% of net sales, for the same period a year ago. For the quarter ended March 29, 1998, selling and administrative expenses were $24.5 million, or 10.7% of net sales, compared to $24.1 million, or 11.0% of net sales, for the same quarter a year ago. The increase in selling and administrative expenses for the quarter and the six month period ended March 29, 1998 was attributable to certain design, marketing and research and development efforts related to new products, new technologies and cooperative developments. This increase was also attributable to sales volume and promotion related increases especially related to retail home fashions. Increases were partially offset by reductions in incentive compensation expense.

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

      Other expense, net for the six months ended March 29, 1998 was $0.2 million compared to $2.1 million for the same period a year ago. For the quarter ended March 29, 1998 other expense, net was $0.1 million compared to $1.2 million for the same prior year period. This decrease for the quarter and six-month period is primarily attributable to sales of property, other investments and insurance recoveries.

      Income tax expense for the first six months of 1998 was $8.3 million, or 34.5% of income before income taxes, compared to $7.2 million, or 36.0% of income before income taxes for the same period a year ago. The decrease in the effective tax rate was primarily due to the statutory rate reduction in Europe, lower effective state tax rates and the full year impact of certain income tax credits.

      Net income for the six months ended March 29, 1998 was $15.7 million, or $.62 per basic share, compared to $12.9 million, or $.59 per basic share, for the comparable period of the previous year. For the quarter ended March 29, 1998, net income was $9.3 million, or $.36 per basic share, compared to net income of $7.5 million, or $.34 per basic share, for the same quarter a year ago.

                                                                         Page 11
Liquidity and Capital Requirements

   At March 29, 1998, working capital was $177.6 million compared to $214.0 million at September 28, 1997. The decrease in working capital was due to the increase in short term borrowings and current liabilities to fund seasonal inventory requirements and the accelerated contingent payment for the acquisition of Hofmann Laces. The Company maintains flexibility with respect to its seasonal working capital needs through a committed revolving credit facility of $150 million and its continued access to other traditional sources of funds, including uncommitted lines of credit aggregating $275 million, and the ability to receive advances against its factored accounts receivable. At March 29, 1998, no borrowings were outstanding against the Company's $150 million credit facility, and the Company's borrowing availability under its uncommitted bank lines of credit was $166 million. Management believes that the Company's financial position and operating performance will continue to provide the Company with the ability to obtain necessary capital from the appropriate financial markets.

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

(10)(b) Second Amendment to Stock Purchase Agreement, dated February 25, 1998, by and between Guilford Mills, Inc. and Bruno Hofmann.

* Items denoted with an asterisk represent a management contract or compensatory plan or agreement.

(b) Reports on Form 8-K:
    Not Applicable

                                                                         Page 14
                                    SIGNATURES

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


                                        GUILFORD MILLS, INC.
                                        (Registrant)


Date:  December 7, 1998                 By:
                                        ---------------------------------
                                        Terrence E. Geremski
                                        Executive Vice President/
                                        Chief Financial Officer