Form 10-Q/A
period 1998-06-28
GUILFORD MILLS INC
filed 1998-12-07
CIK 44471

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

                  For the transition period from                  to

                          Commission File Number 1-6922

                              GUILFORD MILLS, INC.

             (Exact name of Registrant as specified in its charter)

     Delaware                                                  13-1995928

--------------------------                       -------------------------------
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
                                   (Unaudited)


        -------------------------------------------------------------------------- --------------------- ---------------------
                                                                                         June 28,              June 29,
                                                                                           1998                  1997
        -------------------------------------------------------------------------- --------------------- ---------------------



        Net Sales                                                                      $  674,593            $  668,365
        -------------------------------------------------------------------------- --------------------- ---------------------

        Costs and Expenses:
             Cost of goods sold                                                           548,473               538,359
             Selling and administrative                                                    73,710                71,609
        -------------------------------------------------------------------------- --------------------- ---------------------
                                                                                          622,183               609,968
        -------------------------------------------------------------------------- --------------------- ---------------------

        Operating Income                                                                   52,410                58,397
        Interest Expense                                                                    8,825                12,999
        Other Expense, Net                                                                    593                 3,110

        -------------------------------------------------------------------------- --------------------- ---------------------
        Income Before Income Tax Provision                                                 42,992                42,288

        Income Tax Provision                                                               14,402                14,861
        -------------------------------------------------------------------------- --------------------- ---------------------
        Net Income                                                                     $   28,590           $    27,427
        -------------------------------------------------------------------------- --------------------- ---------------------

        Net Income Per Share:
            Basic                                                                      $    1.12            $     1.26
            Diluted                                                                         1.10                  1.15
        -------------------------------------------------------------------------- --------------------- ---------------------

        Dividends Per Share                                                            $     .33            $      .31
        -------------------------------------------------------------------------- --------------------- ---------------------

See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
                      CONSOLIDATED STATEMENTS OF INCOME
          For the Thirteen Weeks Ended June 28, 1998 and June 29, 1997
                      (In thousands except per share data)
                                   (Unaudited)


        -------------------------------------------------------------------------- --------------------- ---------------------
                                                                                         June 28,              June 29,
                                                                                            1998                 1997
        -------------------------------------------------------------------------- --------------------- ---------------------



        Net Sales                                                                      $  232,768            $  238,358
        -------------------------------------------------------------------------- --------------------- ---------------------
        Costs and Expenses:
             Cost of goods sold                                                           186,306               187,248
             Selling and administrative                                                    23,942                24,234
        -------------------------------------------------------------------------- --------------------- ---------------------
                                                                                          210,248               211,482
        -------------------------------------------------------------------------- --------------------- ---------------------

        Operating Income                                                                   22,520                26,876
        Interest Expense                                                                    3,216                 3,665
        Other Expense, Net                                                                    349                 1,051

        -------------------------------------------------------------------------- --------------------- ---------------------
        Income Before Income Tax Provision                                                 18,955                22,160

        Income Tax Provision                                                                6,109                 7,617
        -------------------------------------------------------------------------- --------------------- ---------------------
        Net Income                                                                    $    12,846           $    14,543
        -------------------------------------------------------------------------- --------------------- ---------------------

        Net Income Per Share:
             Basic                                                                    $      .50            $      .67
             Diluted                                                                         .49                   .59
        -------------------------------------------------------------------------- --------------------- ---------------------

        Dividends Per Share                                                           $       .11           $       .11
        -------------------------------------------------------------------------- --------------------- ---------------------

See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      June 28, 1998 and September 28, 1997
                                 (In thousands)

        -------------------------------------------------------------------------- --------------------- ---------------------
                                                                                         June 28,           September 28,
                                                                                           1998                  1997
                                                                                       (Unaudited)
        --------------------------------------------------------------------------  --------------------- ---------------------
        Assets
        Cash and cash equivalents                                                     $     21,142            $   24,349
        Accounts receivable, net                                                           172,239               167,347
        Inventories                                                                        159,285               141,898
        Other current assets                                                                13,677                15,023
        -------------------------------------------------------------------------- --------------------- ---------------------

                      Total current assets                                                 366,343               348,617
        Property, net                                                                      322,838               308,523
        Other assets                                                                       106,966                72,656
        -------------------------------------------------------------------------- --------------------- ---------------------
                      Total assets                                                       $ 796,147             $ 729,796
        -------------------------------------------------------------------------- --------------------- ---------------------

        Liabilities
        Short-term borrowings                                                           $   37,207           $     6,677
        Current maturities of long-term debt                                                11,832                12,542
        Other current liabilities                                                          105,946               115,424
        -------------------------------------------------------------------------- --------------------- ---------------------
                      Total current liabilities                                            154,985               134,643
        Long-term debt                                                                     140,992               134,560
        Deferred income taxes and other deferred liabilities                                74,848                51,697
        -------------------------------------------------------------------------- --------------------- ---------------------
                      Total liabilities                                                    370,825               320,900
        -------------------------------------------------------------------------- --------------------- ---------------------

        Commitments and Contingencies                                                           --                    --

        Stockholders' Investment
        Preferred stock                                                                         --                    --
        Common stock                                                                           655                   655
        Capital in excess of par                                                           118,134               117,110
        Retained earnings                                                                  364,724               344,656
        Other stockholders' investment                                                     (58,191)              (53,525)
        -------------------------------------------------------------------------- --------------------- ---------------------
                       Total stockholders' investment                                      425,322               408,896
        -------------------------------------------------------------------------- --------------------- ---------------------
                       Total liabilities and stockholders' investment                    $ 796,147             $ 729,796
        -------------------------------------------------------------------------- --------------------- ---------------------


See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Thirty-Nine Weeks Ended June 28, 1998 and June 29, 1997
                                 (In thousands)
                                   (Unaudited)


        -------------------------------------------------------------------------- --------------------- ---------------------
                                                                                         June 28,               June 29,
                                                                                           1998                   1997
        -------------------------------------------------------------------------- --------------------- ---------------------
        Cash Flows From Operating Activities:
         Net income                                                                      $28,590                 $  27,427
             Depreciation and amortization                                                47,946                    46,899
             Other adjustments to net income, net                                           (678)                      436
         Net changes in operating assets and liabilities                                 (25,883)                   (1,703)
        -------------------------------------------------------------------------- --------------------- ---------------------
                Net cash provided by operating activities                                 49,975                    73,059
        -------------------------------------------------------------------------- --------------------- ---------------------

        Cash Flows From Investing Activities:
            Additions to property                                                        (61,478)                  (42,238)
            Purchase of business, net of cash acquired                                      --                      (7,119)
            Additions to acquisition purchase price                                      (18,500)                     --
            Other investing activities, net                                                4,779                      (581)
        -------------------------------------------------------------------------- --------------------- ---------------------
                Net cash used in investing activities                                    (75,199)                  (49,938)
        -------------------------------------------------------------------------- --------------------- ---------------------
        Cash Flows From Financing Activities:

            Short-term borrowings (repayments), net                                       48,224                    (7,019)
            Payment of long-term debt                                                    (13,540)                  (13,309)
            Purchase of treasury shares                                                   (7,516)                     --
            Other financing activities, net                                               (5,431)                   (2,368)
        -------------------------------------------------------------------------- --------------------- ---------------------
                Net cash provided by (used in) financing activities                       21,737                   (22,696)
        -------------------------------------------------------------------------- --------------------- ---------------------

        Effect of Exchange Rate Changes on Cash and

           Cash Equivalents                                                                  280                     1,222
        -------------------------------------------------------------------------- --------------------- ---------------------

        Net (Decrease) Increase In Cash and Cash
            Equivalents                                                                   (3,207)                    1,647


        Beginning Cash and Cash Equivalents                                               24,349                    31,448
        -------------------------------------------------------------------------- --------------------- ---------------------

        Ending Cash and Cash Equivalents                                                 $21,142                  $ 33,095
        -------------------------------------------------------------------------- --------------------- ---------------------

        Noncash transactions:
          Accrual of remaining acquisition purchase price                                $17,000                      --



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

A summary of significant affects of the restatement is as follows (in thousands except per share data):

                                                             Thirteen Weeks Ended                  Thirty-Nine Weeks Ended
                                                                June 28, 1998                           June 28, 1998
                                                                 (unaudited)                             (unaudited)
                                                      -----------------------------------     -----------------------------------
                                                       As Previously                           As Previously
                                                          Reported          As Restated          Reported          As Restated
                                                      -----------------    --------------     ----------------    ---------------
        Net Sales                                        $ 232,768           $ 232,768            $ 674,593           $ 674,593

        Cost and Expenses                                  210,765             210,248              620,083             622,183
                                                      -----------------    --------------     ----------------    ---------------

        Operating Income                                    22,003              22,520               54,510              52,410

        Interest Expense                                     3,216               3,216                8,825               8,825

        Other Expense, Net                                     349                 349                  593                 593
                                                      -----------------    --------------     ----------------    ---------------

        Income before income tax provision                  18,438              18,955               45,092              42,992

        Income tax provision                                 6,074               6,109               15,380              14,402

                                                      -----------------    --------------     ----------------    ---------------
        Net Income                                        $ 12,364            $ 12,846             $ 29,712              28,590
                                                      =================    ==============     ================    ===============
        Net Income per share:
             Basic                                           $ .49               $ .50               $ 1.17              $ 1.12
             Diluted                                           .48                 .49                 1.15                1.10



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

     The reconciliations of the numerator (income available to common stockholders) and the denominator (average number of common shares outstanding) of the earnings per share calculations for the thirteen weeks and thirty-nine weeks ended on June 28, 1998 and June 29, 1997, respectively, are as follows (net income and share amounts in thousands):

                                                         Thirty-Nine Weeks Ended
                                                June 28,                          June 29,
                                                   1998                              1997
                                      ------------------------------    -----------------------------
                                                  Net                               Net
                                                Income     Shares   EPS          Income    Shares      EPS

          Basic EPS                            $28,590     25,456   $1.12        $27,427    21,843    $1.26
                                                                    =====                             =====

          Add effect of dilutive securities:
               Options and Restricted Stock       --          421                     --       140
               6% Convertible Debt                --             --                1,808     3,365
                                                                                 -----------------------------
                                               ------------------------------

          Diluted EPS                          $28,590     25,877   $1.10        $29,235   25,348     $1.15
                                               ==============================    =============================


                                                           Thirteen Weeks Ended
                                                June 28,                          June 29,
                                                   1998                              1997
                                      ------------------------------    -----------------------------
                                                  Net                               Net
                                                Income     Shares   EPS          Income    Shares      EPS

          Basic EPS                            $12,846     25,472   $0.50        $14,543    22,008    $0.67
                                                                    =====                             =====

          Add effect of dilutive securities:
               Options and Restricted Stock       --          412                     --       154
               6% Convertible Debt                --             --                  603     3,365
                                                                                 -----------------------------
                                               ==============================

          Diluted EPS                          $12,846     25,884   $0.49        $15,146   25,527     $0.59
                                               ==============================    =============================

4. Inventories -- Inventories are carried at the lower of cost or market. Cost is determined by using the LIFO (last-in, first-out) method for the majority of inventories. Cost for all other inventories has been determined principally by the FIFO (first-in, first-out) method.

     Inventories at June 28, 1998 and September 28, 1997 consisted of the following:

                                                                        June 28,          September 28,
                                                                         1998                 1997
                                                                   ------------------   -----------------
 Finished Goods                                                       $  62,553            $  53,404
 Raw Materials and work in process                                      106,765               98,499

 Manufacturing supplies                                                   8,775                8,758
                                                                   ------------------   -----------------

 Total inventories valued at FIFO cost                                  178,093              160,661
 Less -- Adjustments to reduce FIFO cost to LIFO cost, net              (18,808)             (18,763)
                                                                   ------------------
                                                                                        -----------------
      Total inventories                                               $159,285              $141,898
                                                                   ==================   =================

5. Accumulated Depreciation -- Accumulated depreciation at June 28, 1998 and September 28, 1997 was $449,538 and $409,654, respectively.

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

7. Common Stock -- On June 24, 1998, the Board of Directors approved the repurchase of up to 2.5 million shares of the Company's common stock which represented approximately 10% of the common shares outstanding. As of August 7, 1998, 1.2 million shares have been repurchased at an aggregate cost of approximately $21.4 million.

8. Financial Instruments and Derivatives -- In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The statement could increase volatility in earnings and other comprehensive income. Statement 133 is effective for fiscal years beginning after June 15, 1999. Statement 133 cannot be applied retroactively. Management does not believe that this statement will have a material impact on the Company's future results of operations and financial position.

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

         Sales of worldwide automotive fabrics increased 3.9% for the nine-month period ended June 28, 1998 to $260.1 million from $250.4 million for the comparable period of the prior year. Sales of worldwide automotive fabrics increased slightly for the third quarter of fiscal 1998 to $88.0 million as compared to $87.2 million for the same quarter of the previous year. Automotive sales in the United States increased for the current quarter and for the nine month period due to increased sales of certain platforms, pricing adjustments and increased RV and conversion van market share. This was partially offset by a decline in New Domestic sales due to trim level selections, temporary delivery delays and a delay in the launch of a certain automotive placement. The GM strike did not significantly impact the Company's third quarter sales and due to the recent GM settlement announcement is not expected to significantly impact fourth quarter sales.

Automotive sales in Europe decreased for the third quarter of fiscal 1998 and decreased slightly for the nine-month period. The decrease is primarily attributable to lack of market share growth of a certain customer placement, pricing pressures and the continued strength of the sterling relative to other key European currencies over the nine-month period.

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

         Gross margin for the first nine months of fiscal 1998 decreased to $126.1 million compared to $130.0 million for the first nine months of fiscal 1997. This resulted in a lower gross margin percentage of 18.7% versus 19.5% for the comparable nine-month period. For the quarter ended June 28, 1998, gross margin decreased to $46.5 million, or 20.0% of net sales, from $51.1 million, or 21.4% of net sales, for the same quarter a year ago. The decrease in gross margin for the quarter ended June 28, 1998 was attributable to various factors including sales volume declines in swimwear and stretch velvets, price concessions for certain polyester commodity fabrics due to Asian competitive factors, continued pressure on OEM pricing, certain quality and delivery issues and reduced production levels due to lower sales volumes in order to avoid inventory build. Additionally, margins on the cotton jersey sheeting have been impacted by price concessions to retailers caused by foreign competition. The Company's continued emphasis on high margin value-added products, productivity and cost improvements, as well as raw material price concessions partially offset this quarter's volume and performance related decreases.

         Selling and administrative expenses increased to $73.7 million, or 10.9% of net sales, for the nine months ended June 28, 1998, compared to $71.6 million, or 10.7% of net sales, for the same period a year ago. For the quarter ended June 28, 1998, selling and administrative expenses were $23.9 million, or 10.3% of net sales, compared to $24.2 million, or 10.2% of net sales, for the same quarter a year ago. The increase in selling and administrative expenses for the nine month period ended June 28, 1998 was attributable to certain design, marketing and research and development efforts related to new products, new technologies, trade show participation and cooperative developments throughout the Company. This increase was also attributable to sales volume and promotion related increases especially related to retail home fashions. For the quarter, lower incentive compensation expense more than offset the increases.

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

         The income tax provision for the first nine months of 1998 was $14.4 million, or 33.5% of income before income taxes, compared to $14.9 million, or 35.1% of income before income taxes for the same period a year ago. The decrease in the effective tax rate was primarily due to the statutory rate reduction in Europe, lower effective state tax rates, the impact of certain income tax credits and increased benefits from the Foreign Sales Corporation.

         Net income for the nine months ended June 28, 1998 was $28.6 million, or $1.12 per basic share, compared to $27.4 million, or $1.26 per basic share, for the comparable period of the previous year. For the quarter ended June 28, 1998, net income was $12.8 million, or $.50 per basic share, compared to net income of $14.5 million, or $.67 per basic share, for the same quarter a year ago.


Liquidity and Capital Requirements

         At June 28, 1998, working capital was $211.4 million compared to $214.0 million at September 28, 1997. The decrease in working capital is primarily due to the increase in short term borrowings to fund seasonal inventory requirements. The Company maintains flexibility with respect to its seasonal working capital needs through a committed revolving credit facility of $150 million and its continued access to other traditional sources of funds, including uncommitted lines of credit aggregating $185 million, and the ability to receive advances against its factored accounts receivable. At June 28, 1998, no borrowings were outstanding against the Company's $150 million credit facility, and the Company's borrowing utilization under its uncommitted bank lines of credit was $112.0 million. Management believes that the Company's financial position and operating performance will continue to provide the Company with the ability to obtain necessary capital from the appropriate financial markets.


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

         The Year 2000 issue affecting most entities, including the Company, results from the possible inability of internal and external computer systems and applications to recognize and process data pertaining to years after 1999. Over the last five years, the Company has committed significant resources to the reengineering of its business processes and information systems. The education, identification, evaluation, implementation and testing of changes to systems and applications to achieve Year 2000 compliance within the Company's operational, manufacturing and financial areas have been an integral part of this process. Based upon recently completed Year 2000 compliance assessments of both internal information technology and embedded systems, the Company expects to successfully implement any systems and programming changes necessary prior to the turn of the century in all of its domestic and international operations. The planning, inventory and impact analysis phases have been completed. The remediation phase of the project is expected to be completed by March, 1999 and the final testing phase is scheduled for July, 1999. The Company expects to finalize any necessary contingency plans by the spring of 1999. Management believes that the cost of the remediation plan for completion of Year 2000 compliance tasks will not have a material effect on the Company's future results of operations or financial condition. The Company continues to work with its customers, suppliers, and other third parties to identify external weaknesses and provide solutions. Year 2000 compliance questionnaires have been forwarded to our material third parties. While the Company continues to gather responses to such questionnaires, of the 50 percent response rate received thus far, no material business interruption issues have been identified. There can be no assurance, however, that there will not be a delay in, increased costs or a material disruption of business activities associated with Year 2000 readiness.


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


                                             GUILFORD MILLS, INC.
                                             (Registrant)


Date:   December 7, 1998                     By:  /s/ Terrence E. Geremski
                                                ------------------------------
                                                Terrence E. Geremski
                                                Executive Vice President/
                                                Chief Financial Officer

                                                                         Page 15
                                   SIGNATURES




       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              GUILFORD MILLS, INC.
                                              (Registrant)





Date:   December 7, 1998                       By:
                                                   ---------------------------
                                                   Terrence E. Geremski
                                                   Executive Vice President/
                                                   Chief Financial Officer