Form 10-K
period 1998-09-27
GUILFORD MILLS INC
filed 1998-12-23
CIK 44471

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                  FORM 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR       TRANSITION REPORT PURSUANT TO SECTION 13
       15(d)                                         OR 15(d)
-------                                         -----

  X    OF THE SECURITIES EXCHANGE ACT OF 1934        OF THE SECURITIES EXCHANGE ACT OF 1934
-------                                         -----
       For the Fiscal Year Ended September 27,       For the transition period from __________
       1998                                          to ___________

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


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:



                                               Name of Each Exchange on which
           Title of Each Class                 Registered
           -------------------                 ----------

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
                                 Yes   X    No
                                      ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant at December 18, 1998 (a total of 19,550,386 shares of common stock), computed by reference to the last reported sale price $16.875 the Registrant's common stock on the New York Stock Exchange on such date: $329,912,764.

Number of shares of the Registrant's common stock outstanding as of December 18, 1998: 23,135,342.

                       DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the annual report to stockholders for the fiscal year ended September 27, 1998 are incorporated by reference into Parts I, II and IV of this report.

Certain portions of the Registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, which will be filed with the Commission on or about December 24, 1998, are incorporated by reference into
Part III of this report.

Certain portions of the Form 8-K and Form 8-K/A Current Report pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934, filed January 31, 1996 and April 1, 1996 respectively, are incorporated by reference into Part I of this report.

GUILFORD MILLS, INC.


                                    PART I


ITEM 1.  BUSINESS

GENERAL

   Guilford Mills, Inc. (the "Company") is a fabric producer which processes and sells warp knit, circular knit, flat woven and woven velour fabrics as well as lace. The Company knits synthetic yarn, primarily polyester, nylon and acetate, on warp knitting machinery, which it then dyes and finishes. The Company sells these finished knit fabrics for use in a broad range of apparel, automotive, industrial/specialty and home fashions products. The Company also designs, knits, dyes, prints and finishes elastomeric and circular knit fabrics for sale principally to swimwear, dress and sportswear manufacturers. Additionally, the Company produces flat wovens and woven velour fabrics for use in automotive products. The Company knits lace fabrics for the apparel, intimate apparel and home fashions markets. Lace fabrics are also cut and sewn into finished home fashions products which are sold directly to retailers.

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

PRODUCT DEVELOPMENT

   Working closely with the Company's customers, the Company's research and development departments, consisting of 111 full-time U.S. employees, nine employees of Guilford Europe Limited, a United Kingdom corporation and an indirect wholly-owned subsidiary of the Company ("Guilford Europe"), and five employees of Grupo Ambar, are primarily responsible for the creation of new fabrics and styles. Sample warping and knitting machines are used to develop new fabrics which can be placed into production after customer acceptance. Total expenditures for research and development for fiscal years 1998, 1997 and 1996, were approximately $19.6 million, $14.9 million, and $13.8 million, respectively.

   The Company has numerous trademarks, trade names, patents and certain licensing agreements which it uses in connection with the advertising and promotion of its products. Management believes that the loss or expiration of such trademarks, trade names and licensing agreements would not have a material adverse effect on the Company's operations.

WORKING CAPITAL PRACTICES

   The Company primarily produces inventory based on customer orders and significant amounts of inventory are not required to meet rapid delivery to the Company's customers or to assure a continuous allotment of goods from suppliers. Customers are allowed to return goods for valid reasons and customer accommodations are not significant. To minimize the credit risk on such accounts and to obtain larger credit lines for many customers, the Company maintained credit insurance covering $37.0 million of certain outstanding accounts receivable as of September 27, 1998. In addition, approximately 11% of accounts receivable are factored without recourse. The Company has the ability to borrow against such receivables, although it has traditionally not done so as the related borrowing terms are less favorable than other available sources of financing. The Company generally takes advantage of discounts offered by vendors.

MARKETING

   The Company sells its fabrics for use in a broad range of apparel, automotive, home fashions and specialty products. For the fiscal years ended September 27, 1998, September 28, 1997, and September 29, 1996, the percentage of the Company's worldwide sales attributable to each market was as follows:


                  1998      1997      1996
                --------  ---------  --------
Apparel           38.3%     39.1%      41.1%
Automotive        37.7      36.7       40.6
Home Fashions     17.5      14.8       11.7
Specialty          6.5       9.4        6.6
                ========  =========  ========

Total            100.0%    100.0%     100.0%
                ========  =========  ========

   The Company promotes its fabrics primarily through its sales force. This is supplemented by advertising in trade publications, in conjunction with yarn producers, and to a lesser extent by participating in trade shows.

   In the United States, the Company has sales offices in New York City, Los Angeles, Greensboro, Detroit, San Francisco and Atlanta. Hofmann Laces maintains an office in Hong Kong. Export markets for the Company's U.S. operations are serviced by commission agents throughout the world. Guilford Europe services the United Kingdom market with its own marketing group from its Alfreton administrative offices. Export markets are serviced by in-house personnel based in the United Kingdom, Belgium, Germany and Brazil and by commission agents in most continental European Union countries. Grupo Ambar services the Mexican market from its Mexico City administrative office.

   Reference is made to Note 14 of the Consolidated Financial Statements in the Company's Annual Report to Stockholders for the fiscal year ended September 27, 1998 (the "Annual Report"), which note is incorporated herein by reference, for financial information relating to sales, income and assets of Guilford Europe and Grupo Ambar for the last three fiscal years.

   The Company experiences seasonal fluctuations in its sales of apparel fabrics, with the highest sales occurring in the period from April to September. Sales of fabrics for use in automotive, home fashions and specialty products experience insignificant seasonal fluctuations.

   The Company has a large number of customers. No customer accounted for 10% or more of total net sales during fiscal 1998, 1997 or 1996.

   The backlog of orders believed to be firm as of the end of the current and preceding fiscal years is not deemed to be material for an understanding of the Company's business as most orders are deliverable within a few months.

EXPORT SALES

   U.S. export sales, as a percentage of total worldwide sales of the Company, were approximately 5.4% in fiscal 1998, 5.5% in fiscal 1997 and 5.0% in fiscal 1996.

RAW MATERIALS

   In the United States, Europe and Mexico, the Company's fabrics are constructed primarily of synthetic yarns: nylon, polyester and spandex. In fiscal 1998, the Company purchased approximately 85% of such yarns and internally produced the balance of nylon and polyester yarns. The Company purchases its nylon and polyester yarns from several domestic and foreign fiber producers. Spandex is purchased substantially from one domestic producer. The Company uses acetate, cotton and rayon to a lesser extent. One domestic fiber producer supplied substantially all of the acetate yarn. In fiscal 1998, all yarns were readily available and were purchased from numerous sources. Management believes that an adequate supply of yarns is available to meet the Company's requirements.

   The chemicals and dyes used in the dyeing and finishing processes are available in large quantities from various suppliers. The foam backing used in the automotive fabric lamination process is purchased from two suppliers in the United States and three suppliers in Europe. In fiscal 1998, there was an adequate supply of foam.

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

   Reference is made to Note 13 of the Consolidated Financial Statements in the Annual Report, which note is incorporated herein by reference, for information regarding certain other environmental matters.

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

EMPLOYEES
   As of December 4, 1998, the Company employed 6,836 full-time employees worldwide. Approximately 1,307 employees (including 431 in Guilford Europe and 509 in Grupo Ambar) are represented by collective bargaining agreements.

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

All statements other than statements of historical fact included in or incorporated by reference into this Form 10-K, including, without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include:

 1. general economic factors including, but not limited to, changes in interest rates, foreign currency translation rates, consumer confidence, housing starts, trends in disposable income, changes in consumer demand for goods produced, and cyclical or other downturns
 2. the overall level of automotive production and the production of specific car models
 3. fashion trends
 4. information and technological advances including Year 2000 issues
 5. cost and availability of raw materials, labor and natural and other resources
 6. domestic and foreign competition
 7. domestic and foreign governmental regulations and trade policies
 8. reliance on major customers
 9. success of marketing, advertising and promotional campaigns
10. inability to achieve cost reductions through consolidation and restructuring of acquired companies

ITEM 2.  PROPERTIES

   The Company currently maintains a total of 16 manufacturing and warehousing facilities in North Carolina (seven of which are leased, and one of which a portion is subleased to an unrelated entity), one manufacturing facility in Georgia, two manufacturing facilities in Pennsylvania, and seven manufacturing facilities and one leased warehousing facility in New York. Hofmann Laces has five retail stores in New York and one in North Carolina, all of which are leased. The Company's operations based in England include two manufacturing facilities, one in Alfreton in Derbyshire and one in Sudbury in Suffolk, each owned by the Company, and one leased warehousing facility. The Company's operations based in Mexico include two manufacturing facilities and two warehouses (leased) in Xalostoc, and five retail stores, four of which are leased, in the Federal District and the state of Mexico. Management believes the facilities and manufacturing equipment are in good condition, well maintained, suitable and adequate for present production. Utilization of the facilities fluctuates from time to time due to the seasonal nature of operations and market conditions.

   The Company has ceased operations in the facility in Gainesville, Georgia and intends to sell the building.


ITEM 3.  LEGAL PROCEEDINGS

   Reference is made to Note 13 of the Consolidated Financial Statements in the Annual Report, which note is incorporated herein by reference, for information regarding certain environmental matters.

   Several purported class action lawsuits have been filed on behalf of purchasers of the Company's common stock against the Company and certain of its officers and directors. These lawsuits purport to allege claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in connection with the Company's public disclosure of accounting irregularities at the Hofmann Laces unit in fiscal year 1998. Specifically, the actions allege that, during the class period (January 20, 1998 through October 26, 1998), defendants materially misrepresented the Company's financial condition and overstated the Company's reported earnings. No specific amount of damages is sought in these complaints. The Company intends to vigorously defend the lawsuits.

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

ITEM 4A. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of security holders during the Company's fourth quarter.

ITEM 4B.   EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF DECEMBER 4, 1998)

Name                 Age Office or Business Experience


Charles A. Hayes     63  Chairman of the Board and Chief Executive Officer
                         (since 1976); President and Chief Operating Officer
                         (from 1991 to 1995); President (from 1968 to 1976) and
                         Executive Vice President (from 1961 to 1968).


John A. Emrich       54  Member  of  the  Board  of  Directors  (since  1995);
                         President and Chief  Operating  Officer (since 1995);
                         Senior  Vice   President   and   President/Automotive
                         Business    Unit   (from   1993   to   1995);    Vice
                         President/Planning and Vice President/Operations for the Apparel and Home Fashions Business Unit (from
                         1991  to  1993);  Director  of  Operations  with  FAB
                         Industries, Inc. (from 1990 to 1991) and holder of various executive positions with the Company (from
                         1985 to 1990).


Terrence E. Geremski 51  Member  of  the  Board  of  Directors  (since  1993);
                         Executive Vice President and Chief Financial Officer (since 1997), Senior Vice President, Chief Financial Officer and Treasurer (from 1996 to 1997); Vice President, Chief Financial Officer and Treasurer (from 1992 to 1996); Vice President and Controller with Varity Corporation (from 1989 to 1991); and Vice President, Chief Financial Officer, Treasurer and holder of other executive positions with Dayton Walther Corp. (from 1979 to 1989).


Byron McCutchen       51 Senior Vice President and President/Fibers (since
                         1995); Senior Vice President of Fibers (from 1994 to
                         1995); Worldwide Business Manager-Dacron(R)
                         Filament-E.I. DuPont Co. (from 1991 to 1994); and Specialty Business Manager- Dacron(R)-E.I. DuPont Co.(from 1990 to 1991).


Mark E. Cook         39  Treasurer   (since   1997);   Director  of  Corporate
                         Finance,  Worthington Industries,  Inc. (from 1995 to
                         1997);   Director  of   Corporate   Finance,   Blount
                         International, Inc. (from 1989 to 1995).


Nathan M. Dry        53  Vice  President/Commercial   Products  (since  1998);
                         Vice   President/Product   Development  and  Research
                         (from  1996  to  1998);   President   of  Dyeing  and
                         Printing Lumberton, Inc. (from 1990 to 1996)


Phillip D. McCartney 56  Vice President/Technical Operations (since 1989);
                         formerly holder of various executive positions with FAB Industries, Inc. (from 1984 to 1989).


Lewis R. Morrison, Jr.57 Vice President/Fibers Purchasing (since 1998);
                         Executive Vice President/Apparel Home Fashions (from 1997 to 1998); Vice President/Fibers Purchasing (1997); Director, Packaging Resin, North American Hoechst Celanese Corporation (from 1992 to 1997); Vice President of World Marketing Engineering Plastics (from 1990 to 1992).


Richard E. Novak     55  Vice President/Human Resources (since 1996); Principal of Nova Consulting Group (from 1994 to 1996); Senior
                         Vice President/Human Resources of Joseph Horne Company,
                         Inc. (from 1987 to 1994).


Deborah Poole        43  Vice President/Information Systems (since 1997);
                         Director of Information Services (from 1992 to 1997).

Christopher J. Richard 42Vice President (since 1998) and President/U.S.
                         Automotive (since 1997); Vice President of Sales and Marketing, Garden State Tanning (from 1994 to 1997); holder of various executive positions with Collins & Aikman Corporation (from 1983 to 1994).


Kim A. Thompson      40  Vice President/Corporate Controller (since 1997);
                         Director of Financial Reporting (from 1994 to 1997);
                         holder of executive positions with Collins and Aikman
                         Corporation (from 1980 to 1994).


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

ITEM 6. SELECTED FINANCIAL DATA

   (IN  THOUSANDS  EXCEPT  PER  SHARE
   DATA)                                 1998       1997       1996       1995       1994
                                         ----       ----       ----       ----       ----
   RESULTS OF OPERATIONS
   ---------------------
   Net sales                          $894,534   $894,709   $830,320   $782,518   $703,700
   Income before extraordinary item     33,146    43,238      33,978     33,636     25,124
   Net income                           30,206    43,238      33,978     33,636     25,124

   PER SHARE DATA (1)
   ------------------
   Basic:
      Income   before   extraordinary
      item                                1.32      1.92        1.59       1.60       1.22
      Net income                          1.20      1.92        1.59       1.60       1.22

   Diluted:
      Income   before   extraordinary
      item                                1.30      1.78        1.47       1.48       1.14
      Net income                          1.19      1.78        1.47       1.48       1.14

   Cash dividends                         0.44      0.42        0.40       0.40       0.40

   BALANCE SHEET DATA
   ------------------
   Working capital                     211,278   213,974     177,658    178,233    153,165
   Total assets                        789,457   729,796     728,830    586,371    565,338
   Long-term debt                      176,872   134,560     209,435    166,368    164,611
   Stockholders' investment            385,177   408,896     298,059    267,549    244,060

               (1)All share data has been restated to reflect the effect of a three-for-two stock split effected in May 1997 in the form of a 50% stock dividend.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Reference is made to the information set forth on pages 13 through 20 in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report, which pages are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company does not hold or issue any financial instruments for trading or other speculative purposes.

      During August 1998, the Company entered into two treasury lock agreements to provide interest rate protection related to an anticipated debt transaction. The agreements effectively fixed the 10-year U.S. Treasury rate at 5.4% on an aggregate notional amount of $87,500. At September 27, 1998, the treasury lock agreements had an inherent loss of $6,181, which was deferred. The agreements were terminated in November 1998, resulting in a payment of $4,366, which will be amortized as additional interest expense over the period of the related debt.

      The Company enters into forward currency exchange contracts in the normal course of business to manage exposure against fluctuations in the purchase price of capital equipment. Counter-parties for these instruments are major financial institutions. The fair values of these contracts are estimated by obtaining quotes from brokers or reference to publicly available information. At
September 27, 1998 and September 28, 1997, deferred gains and losses on foreign exchange contracts are not material to the consolidated financial statements.

      The carrying amounts of cash and cash equivalents, trade receivables and trade payables, and short-term debt, approximate fair value because of the short maturity of these instruments. The carrying amount of long-term debt approximates the fair value based upon current rates offered for similar debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Reference is made to information set forth on pages 21 through 34 of the Annual Report, which pages are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information to be included under the captions "Directors and Nominees" and "Additional Information" contained in the section entitled "ELECTION OF DIRECTORS" in the Company's definitive proxy statement, which will be filed with the Commission on or about December 24, 1998 pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement"), is incorporated herein by reference.

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


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS A PART OF THIS REPORT:

   1. FINANCIAL STATEMENTS (reference is made to pages 21 through 34 of the Annual Report, which pages are incorporated herein by reference):

      Consolidated  Balance  Sheets as of September 27, 1998 and September 28,
      1997

      Consolidated Statements of Income for the Years Ended September 27, 1998, September 28, 1997 and September 29, 1996

      Consolidated Statements of Stockholders' Investment for the Years Ended September 27, 1998, September 28, 1997 and September 29, 1996

      Consolidated Statements of Cash Flows for the Years Ended September 27, 1998, September 28, 1997 and September 29, 1996

      Notes to Consolidated Financial Statements

      Statement of Management's Responsibility

      Report of Independent Public Accountants

    2.  FINANCIAL STATEMENT SCHEDULE:

      Schedule II - Analysis of Valuation and Qualifying Accounts for the Years Ended September 27, 1998, September 28, 1997 and September 29, 1996

3. EXHIBITS:

EXHIBIT NO.    DESCRIPTION OF EXHIBIT
-----------    ----------------------
(3)(a)         Restated Certificate of Incorporation of the Company, as
               amended through January 14, 1988 (incorporated by reference to Exhibit 3 (a) (1) to the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1988).

(3) (b)        By-Laws of the Company, as amended through November 5, 1998.

(4) (a)        Rights Agreement dated as of August 23, 1990 between the
               Company and The First National Bank of Boston, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K filed with the SEC on September 7, 1990).

(4) (b)        Appointment of Successor Rights Agent, dated January 28,
               1994, between the Company and Wachovia Bank of North Carolina, N.A. (incorporated by reference to Exhibit (4)(e) to the Company's Annual Report of Form 10-K for the fiscal year ended October 1, 1995 (the "1995 Annual Report")).

(10)(a)* Guilford Mills, Inc. Non-Qualified Profit Sharing Plan for Certain of its Executive Officers and Key Employees, effective July 1, 1989 (incorporated by reference to Exhibit (10) (a) (7) to the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 1990 (the "1990 Annual Report")).

(10) (b)*      First Amendment, dated September 1, 1993, to the Guilford
               Mills, Inc. Non-Qualified Profit-Sharing Plan (incorporated by reference to Exhibit (10)(b) to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1997 (the "1997
               Annual Report")).

(10) (c)*      Second Amendment, dated November 1, 1996, to the Guilford
               Mills, Inc. Non-Qualified Profit-Sharing Plan (incorporated by reference to Exhibit (10)(c) to the 1997 Annual Report).

(10) (d)*      Guilford Mills, Inc. 1991 Stock Option Plan (the "1991
               Plan") (incorporated by reference to Exhibit 28 (a) to the Company's Registration statement on Form S-8 (Registration No.
               33-47109) filed with the SEC on April 10, 1992 (the "Form S-8")).

(10) (e)*      Amendments to the 1991 Plan (incorporated by reference to
               Exhibit (10) (a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1997 (the "3/30/97
               10-Q")).

(10) (f)*      Amendment to the 1991 Plan.

(10) (g)*      Form of Stock Option Contract for key employees in the 1991
               Plan (relating to incentive stock options) (incorporated by reference to Exhibit 28 (b) to the Form S-8).

(10) (h)*      Form of Stock Option Contract for Director participants in the 1991 Plan (incorporated by reference to Exhibit 28 (d) to the Form S-8).

(10) (i)*      Form of Stock Option Contract between the Company and
               certain of its officers pursuant to the 1991 Plan (incorporated by reference to Exhibit (10) (b) to the Quarterly Report on Form
               10-Q for the fiscal quarter ended June 29, 1997 (the "6/29/97
               10-Q")).

(10) (j)*      Guilford   Mills,   Inc.  1989   Restricted   Stock  Plan  (the
               "Restricted  Plan")  (incorporated  by  reference to Exhibit 10
               (b) (2) to the 1990 Annual Report).

(10) (k)*      Amendment to the Restricted Plan (incorporated by reference to Exhibit (10) (g) to the Annual Report on Form 10-K for the fiscal year ended October 2, 1994 (the "1994 Annual Report")).

(10) (l)*      Amendment to the Restricted Plan (incorporated by reference to Exhibit (10) (b) to the 3/30/97 10-Q).

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

(10) (r)*      Guilford Mills, Inc. Excess Benefit Plan (incorporated by
               reference to Exhibit (10) (a) to the Quarterly Report on Form
               10-Q for the fiscal quarter ended December 29, 1996 ("12/29/96
               10-Q")).

(10) (s)*      Guilford   Mills,   Inc.   Trust   for   Non-Qualified    Plans
               (incorporated  by reference to Exhibit (10) (b) to the 12/29/96
               10-Q).

(10) (t)*      Guilford Mills, Inc. Senior Managers' Life Insurance Plan
               and related Plan Agreement (incorporated by reference to Exhibit
               (10) (r) to the Annual Report on Form 10-K for the fiscal year ended June 28, 1992 ("1992 Annual Report")).

(10) (u)*      Guilford  Mills,  Inc.  Senior  Managers'  Pre-Retirement  Life
               Insurance Agreement  (incorporated by reference to Exhibit (10)
               (s) to the 1992 Annual Report).

(10) (v)*      Guilford Mills, Inc. Senior Managers' Supplemental
               Retirement Plan and related Plan Agreement (incorporated by reference to Exhibit (10) (t) to the 1992 Annual Report).

(10) (w)*      Form of Severance Agreement between the Company and certain of its officers and employees (incorporated by reference to Exhibit (10) (u) to the 1992 Annual Report).

(10) (x)*      Form of Amendment to Severance Agreement between the Company and certain of its officers and employees (incorporated by reference to Exhibit (10) (v) to the 1994 Annual Report).

(10) (y)*      Form of Second Amendment to Severance Agreement between the
               Company and certain of its officers and employees (incorporated by reference to Exhibit (10) (w) to the 1994 Annual Report).

(10) (z) Stockholders' Agreement, dated as of April 30, 1991 by and among the Company, Maurice Fishman and Charles A. Hayes (incorporated by reference to Exhibit (10) (e) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30,
               1991).

(10) (a)(a)    Amendment, dated June 29, 1994, to Stockholders' Agreement, dated as of April 30, 1991, by and among the Company, Maurice Fishman and Charles A. Hayes (incorporated by reference to Exhibit (10)
               (y) to the 1994 Annual Report).

(10) (b)(b)    Second Amendment dated January 1, 1995, to Stockholders'
               Agreement, dated as of April 30, 1991, by and among the Company, Maurice Fishman and Charles A. Hayes (incorporated by reference to Exhibit (10)(y) to the 1995 Annual Report).

(10) (c)(c)    Third Amendment dated June 22, 1995, to Stockholders' Agreement, dated as of April 30, 1991, by and among the Company, Maurice
               Fishman and Charles A. Hayes (incorporated by reference to
               Exhibit (10)(z) to the 1995 Annual Report).

(10) (d)(d)    Fourth Amendment dated May 23, 1997, to Stockholders' Agreement, dated as of April 30, 1991, by and among the Company, Charles A.
               Hayes and Maurice Fishman (incorporated by reference to Exhibit
               (10)(e) to the 6/29/97 10-Q).

(10) (e)(e)    Stockholders' Agreement, dated as of June 22, 1990, by and among the Company, Charles A. Hayes, George Greenberg and Maurice
               Fishman (incorporated by reference to Exhibit (10) (f) to the 1990 Annual Report).

(10) (f)(f)    Amendment dated January 1, 1995, to Stockholders' Agreement, dated as of June 22, 1990, by and among the Company, Charles A.
               Hayes, George Greenberg and Maurice Fishman (incorporated by reference to Exhibit (10) (b)(b) to the 1995 Annual Report).

(10) (g)(g)    Second Amendment dated June 22, 1995, to Stockholders' Agreement, dated as of June 22, 1990, by and among the Company, Charles A.
               Hayes, George Greenberg and Maurice Fishman (incorporated by reference to Exhibit (10)(c)(c) to the 1995 Annual Report).

(10) (h)(h)    Third Amendment dated May 23, 1997, to Stockholders' Agreement, dated as of June 22, 1990, by and among the Company, Charles A.
               Hayes, Maurice Fishman and George Greenberg (incorporated by reference to Exhibit (10)(d) to the 6/29/97 10-Q).

(10) (i)(i)*   Summary of Short Term Incentive Plan (incorporated by
               reference to Exhibit (10) (f)(f) to the 1997 Annual Report).

(10) (j)(j)*   Management Compensation Trust Agreement between the Company and
               North Carolina Trust Company dated July 1, 1991 (incorporated by reference to Exhibit (10) (y) to the 1992 Annual Report).

(10) (k)(k)*   Amendment to the Management Compensation Trust Agreement between the Company and North Carolina Trust Company dated April 1, 1992
               (incorporated by reference to Exhibit (10) (z) to the 1992 Annual
               Report).

(10) (l)(l)*   Second Amendment to the Management Compensation Trust Agreement
               between the Company and North Carolina Trust Company dated July
               1, 1992 (incorporated by reference to Exhibit (10) (a) (a) to the
               1992 Annual Report).

(10) (m)(m)    Revolving Credit Agreement, dated September 26, 1995, by and between the Company, as borrower, Gold Mills, Inc. as Guarantor, and the banks listed therein (incorporated by reference to Exhibit (10)(I) (i) to the 1995 Annual Report).

(10) (n)(n)*   Employment Agreement, dated January 17, 1996, by and among
               Hofmann Laces, Ltd., Raschel Fashion Interknitting, Ltd.,
               Curtains and Fabrics, Inc. and Bruno Hofmann (incorporated by reference to Exhibit 2.1(a) to the Company's Current Report on Form 8-K, dated January 31, 1996 (the "1996 8-K")).

(10) (o)(o)*   Amended and Restated Employment Agreement, dated February 25,
               1998, by and among Raschel Fashion Interknitting, Ltd., Hofmann
               Laces, Ltd., Curtains and Fabrics, Inc. and Bruno Hofmann
               (incorporated by reference to Exhibit (10) (a) to the Company's
               Quarterly Report on Form 10-Q for the fiscal quarter ended March
               29, 1998 (the "3/29/98 10-Q")).

(10) (p)(p)    Stock Purchase Agreement, dated January 12, 1996, by and between
               Guilford Mills, Inc. and Bruno Hofmann and Amendment No. 1 thereto, dated January 17, 1996 (incorporated by reference to Exhibit 2.1 to the 1996 8-K).

(10) (q)(q)    Second Amendment to Stock Purchase Agreement, dated February 25,
               1998 by and between the Company and Bruno Hofmann (incorporated by reference to Exhibit (10) (b) to the 3/29/98 10-Q).

(13) Annual Report to Stockholders of the Company for the fiscal year ended September 27, 1998 (only those portions of such report incorporated by reference to the Annual Report on Form 10-K are filed herewith).

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

                                              GUILFORD MILLS, INC.

                                            By:  /s/Terrence  E. Geremski
                                                 -----------------------------
                                                 Terrence E. Geremski
                                                 Executive Vice President and
                                                 Chief Financial Officer


Dated:  December 23, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           SIGNATURE                             TITLE                         DATE
           ---------                             -----                         ----




/s/ Charles A. Hayes               Chairman of the Board of Directors    December 23, 1998
--------------------------------   and Chief Executive Officer
Charles A. Hayes                   (Principal
                                   Executive Officer)


/s/ John A. Emrich
--------------------------------   Director; President and Chief         December 23, 1998
John A. Emrich                     Operating
                                   Officer



/s/ Terrence E. Geremski           Director; Executive Vice              December 23, 1998
--------------------------------   President and Chief Financial
Terrence E. Geremski               Officer  (Principal  Financial and
                                   Accounting Officer)


/s/ George Greenberg               Vice Chairman of the Board of         December 23, 1998
--------------------------------   Directors
George Greenberg



/s/ Maurice Fishman                Vice  Chairman of the Board  of       December 23, 1998
--------------------------------   Directors
Maurice Fishman


/s/ Tomokazu Adachi                Director                              December 23, 1998
--------------------------------
Tomokazu Adachi


/s/ Donald B. Dixon                Director                              December 23, 1998
--------------------------------
Donald B. Dixon


                                   Director                              December 23, 1998
--------------------------------
Paul G. Gillease


/s/ Stephen C. Hassenfelt          Director                              December 23, 1998
--------------------------------
Stephen C. Hassenfelt




           SIGNATURE                             TITLE                         DATE
           ---------                             -----                         ----


/s/ Bruno Hofmann                  Director                              December 23, 1998
--------------------------------
Bruno Hofmann


/s/ Sherry R. Jacobs               Director                              December 23, 1998
--------------------------------
Sherry R. Jacobs


/s/ Stig A. Kry                    Director                              December 23, 1998
--------------------------------
Stig A. Kry


/s/ Grant M. Wilson                Director                              December 23, 1998
--------------------------------
Grant M. Wilson


/s/ Jacobo Zaidenweber             Director                              December 23, 1998
--------------------------------
Jacobo Zaidenweber



                         INDEX TO FORM 10-K SCHEDULE


Report of Independent Public Accountants..........................               F-1

Schedule II - Analysis of Valuation and Qualifying Accounts for the Years
Ended September 27, 1998, September 28, 1997 and September 29,
1996..............................................................               F-2

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Guilford Mills, Inc.:

      We have audited in accordance with generally accepted auditing standards, the financial statements included in the Guilford Mills, Inc. Annual Report to the Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 24, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule on page F-2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                   /s/ ARTHUR ANDERSEN LLP
                                                   ---------------------------
                                                   ARTHUR ANDERSEN LLP

Greensboro, North Carolina,
November 24, 1998

                              GUILFORD MILLS, INC.

                                   SCHEDULE II
                  ANALYSIS OF VALUATION AND QUALIFYING ACCOUNTS
  For the Years Ended September 27, 1998, September 28, 1997 and September 29,
                                      1996
                                 (In Thousands)



                                              Additions
                                              Charged
                                  Balance        to                            Balance
                                 Beginning    Cost and                           End
                                 of Period    Expenses    Deductions  Other   of Period
                                 ----------   ----------  ----------  -------  ---------
                                                             (1)       (2)

For the Year Ended September
29, 1996
   Reserve deducted from
   assets to
   which it applies -

      Allowance for doubtful
      accounts................    $8,867        $245          $(9)     $384    $9,487
                                  =========   =========   =========   ======   =========

For the Year Ended September
28, 1997:
   Reserve deducted from
   assets to
   which it applies -
      Allowance for doubtful
      accounts...............     $9,487      $3,262      $(3,303)      $42    $9,488
                                  =========   =========   =========   ======   =========


For the Year Ended September
27, 1998:
   Reserve deducted from
   assets to
   which it applies -
      Allowance for doubtful
      accounts..............      $9,488      $2,578      $(2,564)     $(52)   $9,450
                                  =========   =========   =========   ======   =========



(1)   Deductions are for the purpose for which the reserve was created.
(2) Other amounts represent the effect of exchange rate fluctuations and the purchase of a business.
(3)   See Notes to Consolidated Financial Statements.

                                Exhibit Index




(3) (b)        By-Laws of the Company, as amended through November 5, 1998.


(10) (f)*      Amendment to the 1991 Plan.

(13) Annual Report to Stockholders of the Company for the fiscal year ended September 27, 1998 (only those portions of such report incorporated by reference to the Annual Report on Form 10-K are filed herewith).


(21)           Subsidiaries of the Registrant.


(23)           Consent of Independent Public Accountants.


(27)           Financial Data Schedule