Form 10-Q
period 1999-01-03
GUILFORD MILLS INC
filed 1999-02-17
CIK 44471

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended January 3, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from          to
                                                ----------  ----------
                          Commission File Number 1-6922

                              GUILFORD MILLS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Delaware                                       13-1995928
--------------------------------                 -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
  incorporation or organization)                   number)


                 4925 West Market Street, Greensboro, N.C. 27407
             ------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code - (336) 316-4000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


                  Number of shares of common stock outstanding
                         at January 3, 1999 - 23,023,269

                              GUILFORD MILLS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JANUARY 3, 1999


                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by Guilford Mills, Inc. (the "Company" or "Guilford"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Condensed Consolidated Balance Sheet as of September 27, 1998 has been taken from the audited financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the year ended September 27, 1998.

The condensed consolidated financial statements included herein reflect all adjustments (none of which are other than normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the information included. For comparative purposes, certain amounts have been reclassified to conform with fiscal 1999 presentation. The following condensed consolidated financial statements are included:


   Consolidated Statements of Income for the fourteen weeks ended January 3, 1999 and the thirteen weeks ended December 28, 1997

   Condensed Consolidated Balance Sheets as of January 3, 1999 and September 27, 1998

   Condensed Consolidated Statements of Cash Flows for the fourteen weeks ended January 3, 1999 and the thirteen weeks ended December 28, 1997

   Condensed Notes to Consolidated Financial Statements

                              Guilford Mills, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
For the Fourteen Weeks Ended January 3, 1999 and the Thirteen Weeks Ended December 28, 1997
                      (In thousands except per share data)
                                   (Unaudited)

                                                  January 3,        December 28,
                                                  1999              1997
                                                  (14 Weeks)        (13 Weeks)
--------------------------------------------------------------------------------
   NET SALES                                      $ 214,913           $ 213,377
--------------------------------------------------------------------------------
   COSTS AND EXPENSES:
     Cost of goods sold                             178,760             174,844
     Selling and administrative                      27,399              25,799
--------------------------------------------------------------------------------
                                                    206,159             200,643
--------------------------------------------------------------------------------
   OPERATING INCOME                                   8,754              12,734
   INTEREST EXPENSE                                   4,127               2,616
   OTHER EXPENSE, NET                                 1,077                 147
--------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAX PROVISION                 3,550               9,971
   INCOME TAX PROVISION                               1,187               3,480
--------------------------------------------------------------------------------
   NET INCOME                                     $   2,363           $   6,491
--------------------------------------------------------------------------------
   NET INCOME PER SHARE:
     Basic                                        $     .10           $     .26
     Diluted                                            .10                 .25
--------------------------------------------------------------------------------
   DIVIDENDS PER SHARE                            $     .11           $     .11
--------------------------------------------------------------------------------

   See accompanying condensed notes to consolidated financial statements.
                              Guilford Mills, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     January 3, 1999 and September 27, 1998
                                 (In thousands)

------------------------------------------------------------------------------------------
                                                             JANUARY 3,     September 27,
                                                               1999            1998
                                                            (UNAUDITED)
------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                   $   19,761          $  30,447
Accounts receivable, net                                       165,501            164,555
Inventories                                                    155,969            153,006
Other current assets                                            13,123             13,901
------------------------------------------------------------------------------------------
   Total current assets                                        354,354            361,909
Property, net                                                  324,094            326,941
Other assets                                                   104,668            100,607
------------------------------------------------------------------------------------------
   Total assets                                             $  783,116          $ 789,457
------------------------------------------------------------------------------------------
LIABILITIES
Short-term borrowings                                       $   78,399          $  55,128
Current maturities of long-term debt                               651                811
Other current liabilities                                       85,129             94,692
------------------------------------------------------------------------------------------
   Total current liabilities                                   164,179            150,631
------------------------------------------------------------------------------------------
Long-term debt                                                 176,714            176,872
Other non-current liabilities                                   60,436             76,777
------------------------------------------------------------------------------------------
   Total long-term liabilities                                 237,150            253,649
------------------------------------------------------------------------------------------
STOCKHOLDERS' INVESTMENT
Common stock                                                       655                655
Capital in excess of par                                       119,748            119,648
Retained earnings                                              363,423            363,606
Other comprehensive income                                      (8,633)            (7,577)
Other stockholders' investment                                 (93,406)           (91,155)
------------------------------------------------------------------------------------------
   Total stockholders' investment                              381,787            385,177
------------------------------------------------------------------------------------------
   Total liabilities and stockholders' investment            $ 783,116          $ 789,457
------------------------------------------------------------------------------------------

   See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the Fourteen Weeks Ended January 3, 1999 and the Thirteen Weeks Ended December 28, 1997
                                 (In thousands)
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------
                                                                                     JANUARY 3,         December 28,
                                                                                       1999                  1997
                                                                                     (14 WEEKS)          (13 Weeks)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                         $   2,363             $  6,491
   Depreciation and amortization                                                       17,100               16,228
   Other adjustments to net income, net                                                  (101)              (1,958)
 Net changes in operating assets and liabilities                                      (11,965)             (30,045)
---------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) operating activities                             7,397               (9,284)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property                                                             (15,702)             (18,119)
    Other investing activities, net                                                     1,792                3,969
---------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                         (13,910)             (14,150)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Short-term borrowings,  net                                                         23,278               14,654
    Payments of long-term debt                                                        (162,308)              (1,882)
    Proceeds from issuance of long-term debt, net of deferred financing  cost paid     140,233                   --
    Other financing activities, net                                                     (5,300)              (5,128)
---------------------------------------------------------------------------------------------------------------------
        Net cash (used in) provided by financing activities                            (4,097)               7,644
---------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                                       (76)                 290
---------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (10,686)             (15,500)
    EQUIVALENTS
---------------------------------------------------------------------------------------------------------------------
BEGINNING CASH AND CASH EQUIVALENTS                                                    30,447               24,349
ENDING CASH AND CASH EQUIVALENTS                                                    $  19,761             $  8,849
---------------------------------------------------------------------------------------------------------------------

   See accompanying condensed notes to consolidated financial statements.

                              GUILFORD MILLS, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 January 3, 1999
                      (In thousands except per share data)
                                   (Unaudited)

1. Seasonal Fluctuations -- Results for any portion of a year are not necessarily indicative of the results to be expected for a full year, due to seasonal aspects of the textile industry.

2. Per Share Information -- Basic earnings per share information has been computed by dividing net income by the weighted average number of shares of common stock, par value $.02 per share, outstanding during the periods presented. The average shares used in computing basic net income per share for the fourteen weeks ended January 3, 1999 and the thirteen weeks ended December 28, 1997 were 22,831,000 and 25,451,000, respectively.

Diluted earnings per share information also considers the dilutive effect of stock options and restricted stock grants. The average shares used in computing diluted net income per share for the fourteen weeks ended January 3, 1999 and the thirteen weeks ended December 28, 1997 were 22,852,000 and 25,859,000, respectively.

The difference between the number of average shares used to calculate basic and diluted earnings per share is due entirely to the number of outstanding stock options and restricted stock.

The Company has authorized 1,000,000 shares of $1 par preferred stock. As of January 3, 1999 and September 27, 1998 no such shares were issued.

Subsequent to the close of the first fiscal quarter of 1999, an amendment was approved by the stockholders of the Company to increase the number of authorized shares of Common Stock from 40,000,000 to 65,000,000.

3. Inventories -- Inventories are carried at the lower of cost or market. Cost is determined by using the LIFO (last-in, first-out) method for the majority of inventories. Cost for all other inventories has been determined principally by the FIFO (first-in, first-out) method.

Inventories at January 3, 1999 and September 27, 1998 consisted of the following:

                                                                     January  3,         September  27,
                                                                            1999                1998
                                                                   ------------------   -----------------
 Finished Goods                                                       $  52,991            $  48,776
 Raw Materials and work in process                                      107,970              112,275
 Manufacturing supplies                                                   8,649                8,811

                                                                   ------------------   -----------------

 Total inventories valued at FIFO cost                                  169,610              169,862
 Adjustments to reduce FIFO cost to LIFO cost, net                      (13,641)             (16,856)
                                                                   ------------------
                                                                                        =================
      Total inventories                                                $155,969             $153,006
                                                                   ==================   =================

4. Accumulated Depreciation -- Accumulated depreciation at January 3, 1999 and September 27, 1998 was $461,288 and $457,232, respectively.

5. Restructuring Charges - During the fourth quarter of fiscal 1998, the Company recorded $2,962 as an accrued liability for severance costs, lease exit cost and other obligations as a result of restructuring two of its operations. During the first fiscal quarter of 1999, charges against the accrual totaled $594.

6. Long-term Debt -- On December 18, 1998, the Company issued $145,000 of unsecured, ten-year notes with a fixed coupon rate of 7.06%. The net proceeds were used to repay a portion of the Company's outstanding borrowings on its uncommitted lines of credit and its revolving credit facility. For the termination of treasury lock agreements, a payment of $4,366 was made during the first fiscal quarter of 1999 and will be amortized as additional interest expense over the period of the related debt.

7. Comprehensive Income -- The Company adopted the Statement of Financial Accounting Standards No. 130, "Comprehensive Income" ("SFAS No. 130"), during the first quarter of fiscal 1999. Provisions of SFAS No. 130 require companies to display with prominence comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. For the fourteen weeks ended January 3, 1999 and the thirteen weeks ended December 28, 1997, total comprehensive income was $1,307 and $8,053, respectively. Included in total comprehensive income is net income of $2,363 and $6,491 and foreign currency translation gain/(loss) of ($1,056) and $1,562 for the first fiscal quarter ended January 3, 1999 and December 28, 1997, respectively.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

The first quarter of fiscal 1999 consisted of fourteen weeks. The first quarter of fiscal 1998 had thirteen weeks.

Consolidated net sales were $214.9 million for the first quarter of fiscal 1999 as compared to $213.4 million for the first quarter of fiscal 1998.

Sales in the apparel market increased approximately 8% to $81.3 million in the first quarter of fiscal 1999 as compared to $75.5 million for the first quarter of fiscal 1998. Increases in each of the three significant end-uses -ready-to-wear, swimwear and elastics/intimate apparel - occurred during the first quarter of fiscal 1999. Continued penetration into the intimate apparel manufacturers and strategic partnerships with major customers of sports performance fabric accounted for the increases.

Sales of worldwide automotive fabrics increased slightly more than 3% to $88.7 million for the first quarter of fiscal 1999 as compared to the comparable quarter from the previous fiscal year. Increased market share in North America and the additional week in the first quarter of fiscal 1999 generated the increase.

Sales of home fashion products declined by 12% to $33.9 million for the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998. The decrease resulted from lower sales of cotton jersey knit sheeting due to low-cost imports and waning consumer demand. The decreases were partially offset by growth in the Company's bedding business.

Product sales in the industrial/specialty markets were $11.0 million for the first quarter of fiscal 1999, a decrease of 18% from the corresponding quarter of the prior fiscal year. The most significant declines were in hook and loop closure system fabrics and fibers. Fibers' sales continued to be impacted by the Asian economic crisis.

Gross margin as a percent of revenue decreased to 16.8% as compared to 18.1% for the first quarter of the previous fiscal year. This decrease was due primarily to price reductions in the polyester ready-to-wear, linings and sleepwear products as a result of the Asian economic crisis. Additionally, shutdown expenses of a yarn manufacturing facility and start-up costs in Brazil negatively impacted gross margins by $1.0 million in the first quarter of fiscal 1999. Continued emphasis on high-margin, value-added products and productivity and cost improvements, along with raw material price negotiations partially offset the decreases.

Selling and administrative expenses increased $1.6 million to $27.4 million in the first quarter of fiscal 1999 compared to $25.8 million in the first quarter of fiscal 1998. This increase was mainly attributable to fixed salary costs incurred during the additional week in fiscal 1999 and expenses associated with the previously disclosed Hofmann Laces investigation.

Interest expense was $4.1 million for the quarter as compared to $2.6 million for the first quarter of fiscal 1998. An increase in overall debt, resulting primarily from the share buyback and acceleration of the Hofmann Laces earnout payment, caused the increase.

Other expense increased to $1.1 million in the first quarter of fiscal 1999 from $0.1 million in the prior year due to a $0.3 million increase in amortization in fiscal 1999 and nonrecurring gains on the sale of assets of $0.7 million in fiscal 1998.

The effective income tax rate for the first quarter of fiscal 1999 was 33.4% as compared to 34.9% for the corresponding quarter of fiscal 1998. The rate decreased as a result of a reduction in the U.K. effective tax rate, state effective tax rate reductions and additional Foreign Sales Corporation benefit.

Net income for the first quarter of fiscal 1999 decreased to $2.4 million from $6.5 million for the corresponding quarter of fiscal 1998.

Liquidity and Capital Requirements
----------------------------------

At January 3, 1999, working capital was $190.2 million compared to $211.3 million at September 27, 1998. This decrease in working capital was primarily due to increased short-term borrowings. The Company maintains flexibility with respect to its seasonal working capital needs through a committed revolving credit facility of $150 million and its continued access to other traditional sources of funds, including available uncommitted lines of credit aggregating over $240 million, and the ability to receive advances against its factored accounts receivable. At January 3, 1999, borrowing availability against the Company's revolving credit facility was $125 million and availability against its uncommitted bank lines of credit was $156 million. Management believes that the Company's financial position and operating performance will continue to provide the Company with the ability to obtain necessary capital from the appropriate financial markets.

On December 18, 1998, the Company issued $145,000 of unsecured, ten-year notes with a fixed coupon rate of 7.06%. The net proceeds were used to repay a portion of the Company's outstanding borrowings on its uncommitted lines of credit and its revolving credit facility.

During the first fiscal quarter of 1999, the Company repurchased 138,805 shares of the Company's common stock at an average price of $14.37. The Company's repurchases of shares were recorded as treasury stock and resulted in a reduction in stockholders' equity. As of January 3, 1999, 2,674,005 shares of the authorized 3,500,000 shares have been repurchased.

Contingencies and Future Operations
-----------------------------------

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

During the fourth quarter of 1992, the Company also received a Notice of Violation from the North Carolina Division of Environmental Management concerning ground water contamination on or near one of its North Carolina facilities. The Company has voluntarily agreed to allow the installation of monitoring wells at the site but denies that such contaminants originated from the Company's operations or property. An additional pre-tax charge of $1.3 million was provided in the fourth quarter of 1992 to reflect the estimated future costs of monitoring this and other environmental matters including the removal of underground storage tanks at the Company's facilities. The Company has removed substantially all underground storage tanks at its facilities. At January 3, 1999, environmental accruals amounted to $4.9 million of which $3.9 million is non-current and is included in other deferred liabilities in the balance sheet.

Several purported class action lawsuits have been filed on behalf of purchasers of the Company's common stock against the Company and certain of its officers and directors. These lawsuits were consolidated by order of the Court on January 8, 1999. A Consolidated and Amended Class Action Complaint was filed on February 8, 1999. The Consolidated Complaint purports to allege claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in connection with the Company's public disclosure of accounting irregularities at the Hofmann Laces unit in fiscal year 1998. Specifically, the Consolidated Complaint alleges that, during the alleged class period (January 20, 1998 through October 26, 1998), defendants materially misrepresented the Company's financial condition and overstated the Company's reported earnings. No specific amount of damages is sought in the Consolidated Complaint. Defendants have until April 9, 1999 to respond to the Consolidated Complaint. The Company intends to vigorously defend the lawsuits. It is management's opinion, based upon the facts presently known, that the final resolution of these matters will not have a material adverse effect on the Company's financial position or future results of operations.

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

Year 2000
---------

The Year 2000 issue affecting most entities, including the Company, results from the possible inability of internal and external computer systems and applications to recognize and process data pertaining to years after 1999. Over the last five years, the Company has committed significant resources to the reengineering of its business processes and information systems. The education, identification, evaluation, implementation and testing of changes to systems and applications to achieve Year 2000 readiness with the Company's operational, manufacturing and financial areas have been an integral part of this process. Based upon recently completed Year 2000 compliance assessments of both internal information technology and embedded systems for all of the Company's facilities, equipment and infrastructure, the Company expects to successfully implement any systems and programming changes necessary prior to the turn of the century in all of its domestic and international operations. The planning, inventory and impact analysis phases have been completed. The Company is currently in the remediation phase of the project and expects to complete the final testing phase by July, 1999. The completion of a contingency plan is anticipated by the Spring of 1999. The scope of the Company's contingency plan will take into account both internal systems and third party risks. Manual intervention and the use of alternate power sources are considerations for the internal system risks and efforts to reduce third party risks may include establishing safety stock, choosing alternate vendors and coordinating orders with customers.

The Company has spent $0.6 million to date for Year 2000 readiness. Management's current estimate for the total cost of Year 2000 compliance tasks is $1.4 million. This amount has been included in the Company's operating budget and is not from the deferral of other information technology projects.

The Company continues to work with its customers, suppliers, and other third parties to identify external weaknesses and provide solutions. Year 2000 compliance questionnaires were distributed to material third parties. Based on the 77% response rate, no material business interruption issues have been identified. To the extent that suppliers are not compliant or did not respond, the Company will include alternatives in its contingency plan. The reasonably likely worst case scenario that could arise as a result of service suppliers' Year 2000 problems would be an interruption of normal business operations. The worst case scenario would include an interruption in utility service that would halt the manufacturing process. Revenue would depend on the amount of deliverable goods in inventory and therefore, cannot be determined at this time. There can be no assurance that there will not be a delay in, increased costs or a material disruption of business activities associated with Year 2000 readiness.

Foreign Currency Translation
----------------------------

The Company has a majority owned foreign subsidiary which operates in Mexico. Until recently, the Mexican economy was considered "highly inflationary" for financial reporting purposes because the cumulative Mexican inflation rate for the immediately preceding three years exceeded 100%. Under Statement of Financial Standards No. 52, "Foreign Currency Translation", the U.S. dollar was used as the functional currency for translating the balance sheet and the results of operations of the Company's Mexican operation - Grupo Ambar S.A. de C.V. Mexico's inflation rate has recently fallen below 100% for the preceding three years and as a result is no longer considered highly inflationary for financial reporting purposes. Effective in the second quarter of fiscal 1999, the functional currency for Grupo Ambar S.A. de C.V. will return to the Mexican peso and any translation adjustments will appear as Other Comprehensive Income in the stockholders' investment section of the balance sheet and not in the results of operations. This new accounting treatment is not expected to have a material impact on the financial position of the Company.

Safe Harbor-Forward-Looking Statements
--------------------------------------

From time to time, the Company may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.

All statements other than statements of historical fact included in this document, including, without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include:

1. general economic factors including, but not limited to, changes in interest rates, foreign currency translation rates, consumer confidence, housing starts, trends in disposable income, changes in consumer demand for goods produced, and cyclical or other downturns
2. the overall level of automotive production and the production of specific car models
3.   fashion trends
4.   information and technological advances including Year 2000 issues
5. cost and availability of raw materials, labor and natural and other resources
6.   domestic and foreign competition
7.   domestic and foreign governmental regulations and trade policies
8.   reliance on major customers
9.   success of marketing, advertising and promotional campaigns
10. inability to achieve cost reductions through consolidations and restructuring of acquired companies


                           PART II. OTHER INFORMATION
                           --------------------------


Item 1. LEGAL PROCEEDINGS. Reference is made to Item 3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1998, which item is incorporated herein by reference, as modified by this report on Form 10-Q.

Items 2. - 3.  Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. The Company's fiscal 1998 Annual Meeting of Stockholders was held on February 4, 1999. At such meeting, the stockholders elected each of Paul G. Gillease, Stephen C. Hassenfelt, and Charles A. Hayes to serve as directors for a three-year term expiring after the Company's 2001 fiscal year. The stockholders at such meeting approved an amendment to the Company's certificate of incorporation increasing the number of authorized shares of the Company's Common Stock from 40,000,000 to 65,000,000. At the same meeting the stockholders also ratified the selection of Arthur Andersen LLP as independent auditors for the fiscal year ending October 3, 1999. The number of votes cast for, against or withheld, as well as the number of abstentions, as the case may be, with respect to each matter voted upon at the fiscal 1998 Annual Stockholders' Meeting is set forth below:

  (1)    Election of Directors

         Director                         Votes For              Votes Withheld
         --------                         ---------              --------------
         Paul G. Gillease                   19,895,698                 291,887
         Stephen C. Hassenfelt              19,911,561                 276,024
         Charles A. Hayes                   19,927,978                 259,607

  (2)    Increase in Authorized Common Stock

            Votes For       Votes Against      Abstentions      Broker Non-votes
            ---------       -------------      -----------      ----------------
            16,175,830        3,914,369           46,622            50,764


   (3)   Ratification of Selection of Auditors

             Votes For       Votes Against      Abstentions
             ---------       -------------      -----------
             20,118,797          48,413           20,375

Item 5. - 6.  Not Applicable.

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          GUILFORD MILLS, INC.
                                          (Registrant)


Date:  February 17, 1999                  By:  /s/ Terrence E. Geremski
                                          -----------------------------------
                                          Terrence E. Geremski
                                          Executive Vice President/
                                          Chief Financial Officer

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          GUILFORD MILLS, INC.
                                          (Registrant)





Date:  February 17, 1999                  By:
                                          -----------------------------------
                                          Terrence E. Geremski
                                          Executive Vice President/
                                          Chief Financial Officer