Form 10-Q
period 1999-04-03
GUILFORD MILLS INC
filed 1999-05-19
CIK 44471

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 4, 1999
                                      OR

         [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from           to
                                                  --------    --------

                          Commission File Number 1-6922

                              GUILFORD MILLS, INC.
              ----------------------------------------------------
           (Exact name of Registrant as specified in its charter)


                Delaware                                  13-1995928
     --------------------------------           ------------------------------
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


                  Number of shares of common stock outstanding
                          at April 4, 1999 - 22,560,481

                              GUILFORD MILLS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED APRIL 4, 1999


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

The condensed consolidated financial statements included herein reflect all adjustments (none of which are other than normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the information included. For comparative purposes, certain amounts have been reclassified to conform to fiscal 1999 presentation. The following condensed consolidated financial statements are included:


 Consolidated Statements of Income for the thirteen weeks ended April 4, 1999 and March 29, 1998

 Consolidated  Statements  of Income for the  twenty-seven  weeks  ended
    April 4, 1999 and the twenty-six weeks ended March 29, 1998

 Condensed Consolidated Balance Sheets as of April 4, 1999 and
    September 27, 1998

 Condensed Consolidated Statements of Cash Flows for the twenty-seven weeks ended April 4, 1999 and the twenty-six weeks ended March 29, 1998


  Condensed Notes to Consolidated Financial Statements

                              Guilford Mills, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
          For the Thirteen Weeks Ended April 4, 1999 and March 29, 1998
                      (In thousands except per share data)
                                   (Unaudited)


        ------------------------------------------------------------------------

                                                     APRIL 4,       March 29,
                                                       1999            1998
        ------------------------------------------------------------------------

        NET SALES                                  $ 218,270        $ 228,448
        ------------------------------------------------------------------------

        COSTS AND EXPENSES:
             Cost of goods sold                      180,264          186,259
             Selling and administrative               25,984           25,033
        ------------------------------------------------------------------------
                                                     206,248          211,292
        ------------------------------------------------------------------------

        OPERATING INCOME                              12,022           17,156
        INTEREST EXPENSE                               4,246            2,993
        OTHER EXPENSE, NET                             1,630               97
        ------------------------------------------------------------------------
        INCOME BEFORE INCOME TAX PROVISION             6,146           14,066

        INCOME TAX PROVISION                           1,391            4,813
        ------------------------------------------------------------------------
        NET INCOME                                  $  4,755        $   9,253
        ========================================================================

        NET INCOME PER SHARE:
             Basic                                  $    .21        $     .36
             Diluted                                     .21              .36
        ========================================================================

        DIVIDENDS PER SHARE                         $    .11        $     .11
        ========================================================================

        See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                 For the Twenty-Seven Weeks Ended April 4, 1999
                    and Twenty-Six Weeks Ended March 29, 1998
                      (In thousands except per share data)
                                   (Unaudited)


        ------------------------------------------------------------------------

                                                     APRIL 4,         March 29,
                                                       1999              1998
                                                    (27 Weeks)        (26 Weeks)
        ------------------------------------------------------------------------

        NET SALES                                   $ 433,183        $ 441,825
        ------------------------------------------------------------------------

        COSTS AND EXPENSES:
             Cost of goods sold                       359,024          361,103
             Selling and administrative                53,383           50,832
        ------------------------------------------------------------------------
                                                      412,407          411,935
        ------------------------------------------------------------------------

        OPERATING INCOME                               20,776           29,890
        INTEREST EXPENSE                                8,373            5,609
        OTHER EXPENSE, NET                              2,707              244
        ------------------------------------------------------------------------
        INCOME BEFORE INCOME TAX PROVISION              9,696           24,037

        INCOME TAX PROVISION                            2,578            8,293
        ------------------------------------------------------------------------
        NET INCOME                                 $    7,118        $  15,744
        ========================================================================

        NET INCOME PER SHARE:
             Basic                                 $      .31        $     .62
             Diluted                                      .31              .61
        ========================================================================

        DIVIDENDS PER SHARE                        $      .22        $     .22
        ========================================================================

        See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      April 4, 1999 and September 27, 1998
                                 (In thousands)

        ------------------------------------------------------------------------

                                               APRIL 4,           September 27,
                                                 1999                  1998
                                              (Unaudited)
        ------------------------------------------------------------------------
        ASSETS
        Cash and cash equivalents           $   13,700            $   30,447
        Accounts receivable, net               168,854               164,555
        Inventories                            150,512               153,006
        Other current assets                    12,280                13,901
        ------------------------------------------------------------------------
              Total current assets             345,346               361,909
        ------------------------------------------------------------------------
        Property, net                          323,898               326,941
        Other assets                           104,107               100,607
        ------------------------------------------------------------------------
              Total assets                  $  773,351            $  789,457
        ========================================================================
        LIABILITIES
        Short-term borrowings               $   61,463            $   55,128
        Current maturities of long-term debt       637                   811
        Other current liabilities               97,069                94,692
        ------------------------------------------------------------------------
               Total current liabilities       159,169               150,631
        ------------------------------------------------------------------------
        Long-term debt                         176,600               176,872
        Other non-current liabilities           60,701                76,777
        ------------------------------------------------------------------------
               Total long-term liabilities     237,301               253,649
        ------------------------------------------------------------------------
        STOCKHOLDERS' INVESTMENT
        Common stock                               655                   655
        Capital in excess of par               119,749               119,648
        Retained earnings                      365,641               363,606
        Other comprehensive income              (9,475)               (7,577)
        Other stockholders' investment         (99,689)              (91,155)
        ------------------------------------------------------------------------
               Total stockholders' investment  376,881               385,177
        ------------------------------------------------------------------------
               Total liabilities and
                 stockholders' investment   $  773,351            $  789,457
       =========================================================================

      See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Twenty-Seven Weeks Ended April 4, 1999
                  and the Twenty-Six Weeks Ended March 29, 1998
                                 (In thousands)
                                   (Unaudited)


        ------------------------------------------------------------------------

                                                     April 4,         March 29,
                                                       1999             1998
                                                    (27 Weeks)       (26 Weeks)
        ------------------------------------------------------------------------
        CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                  $  7,118        $ 15,744
          Depreciation and amortization                32,713          32,232
          Other adjustments to net income, net          5,157          (2,478)
         Net changes in operating assets
          and liabilities                              (3,241)        (33,132)
        ------------------------------------------------------------------------
          Net cash provided by operating
           activities                                  41,747          12,366
        ------------------------------------------------------------------------
         CASH FLOWS FROM INVESTING ACTIVITIES:
          Additions to property                       (31,728)        (38,373)
          Additions to acquisition purchase
           price                                           --         (34,000)
          Other investing activities, net               3,821           7,677
        ------------------------------------------------------------------------
           Net cash used in investing activities      (27,907)        (64,696)
        ------------------------------------------------------------------------
        CASH FLOWS FROM FINANCING ACTIVITIES:
          Short-term borrowings (repayments), net       6,234          46,307
          Payment of long-term debt                  (145,308)        (13,374)
          Proceeds from issuance of long-term debt,
           net of deferred financing cost paid        140,233              --
          Other financing activities, net             (31,475)          9,680
        ------------------------------------------------------------------------
           Net cash (used in) provided by
            financing activities                     (30,316)          42,613
        ========================================================================
        EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
         CASH EQUIVALENTS                               (271)             363
        ------------------------------------------------------------------------
        NET DECREASE IN CASH AND CASH EQUIVALENTS    (16,747)          (9,354)
        ------------------------------------------------------------------------
        BEGINNING CASH AND CASH EQUIVALENTS           30,447           24,349

        ENDING CASH AND CASH EQUIVALENTS             $13,700          $14,995
        ========================================================================


        See accompanying condensed notes to consolidated financial statements.

                              GUILFORD MILLS, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  April 4, 1999
                        (In thousands except share data)

1. Seasonal Fluctuations -- Results for any portion of a year are not necessarily indicative of the results to be expected for a full year, due to seasonal aspects of the textile industry.

2. Foreign Currency Translation -- The Company has a majority-owned foreign subsidiary that operates in Mexico. Effective January 1, 1999, Mexico's economy was no longer considered highly inflationary for financial reporting purposes because the cumulative Mexican inflation rate for the immediately preceding three years fell below 100%. As a result, the functional currency for the subsidiary returned to the Mexican peso from the U.S. dollar during the Company's second quarter of fiscal 1999. Translation adjustments appear as Other Comprehensive Income in the stockholders' investment section of the balance sheet and not in the results of operations. This change in accounting treatment was not material to the financial position or results of operations of the Company for the six-month period or quarter ended April 4, 1999 and is not expected to have a material impact on the future financial position or results of operations of the Company.

3. Per Share Information -- Basic earnings per share information has been computed by dividing net income by the weighted average number of shares of common stock, par value $.02 per share, outstanding during the periods presented. The average shares used in computing basic net income per share for the thirteen weeks ended April 4, 1999 and March 29, 1998 were 22,478,000 and 25,444,000, respectively. The average shares used in computing basic net income per share for the twenty-seven weeks ended April 4, 1999 and twenty-six weeks ended March 29, 1998 were 22,654,000 and 25,448,000, respectively.

Diluted earnings per share information also considers the dilutive effect of stock options and restricted stock grants. The average shares used in computing diluted net income per share for the thirteen weeks ended April 4, 1999 and March 29, 1998 were 22,491,000 and 25,889,000, respectively. The average shares used in computing diluted net income per share for the twenty-seven weeks ended April 4, 1999 and the twenty-six weeks ended March 29, 1998 were 22,672,000 and 25,874,000, respectively.

The difference between the number of average shares used to calculate basic and diluted earnings per share is due entirely to the number of outstanding stock options and restricted stock. During the second quarter and first six months of fiscal 1999, certain stock options were antidilutive and not included in the calculation of diluted net income per share.

The Company has authorized 1,000,000 shares of $1 par preferred stock. As of April 4, 1999 and September 27, 1998 no such shares were issued.

4. Inventories -- Inventories are carried at the lower of cost or market. Cost is determined using the LIFO (last-in, first-out) method for the majority of inventories. Cost for all other inventories has been determined principally by the FIFO (first-in, first-out) method.

Inventories at April 4, 1999 and September 27, 1998 consisted of the following:

                                            April 4,          September  27,
                                              1999                  1998
                                           -------------       --------------
 Finished goods                               $  51,047            $  48,776
 Raw materials and work in process              103,180              112,275
 Manufacturing supplies                           8,355                8,811
                                           -------------       --------------

 Total inventories valued at FIFO cost          162,582              169,862
 Adjustments to reduce FIFO cost to
   LIFO cost, net                               (12,070)             (16,856)
                                            -------------       --------------
      Total inventories                        $150,512             $153,006

                                            =============       ===============

5. Accumulated Depreciation -- Accumulated depreciation at April 4, 1999 and September 27, 1998 was $474,766 and $457,232, respectively.

6. Restructuring Charges -- During 1998, the Company recorded $2,962 as an accrued liability for severance costs, lease exit costs and other obligations as a result of restructuring two of its operations. During the first half of fiscal 1999, charges against the accrual totaled $1,937.

7. Long-term Debt -- On December 18, 1998, the Company issued $145,000 of unsecured, ten-year notes with a fixed coupon rate of 7.06%. The net proceeds were used to repay a portion of the Company's outstanding borrowings on its uncommitted lines of credit and its revolving credit facility. A payment of $4,366 was made during the first fiscal quarter of 1999 for the termination of treasury lock agreements, which were used to fix the interest rate on a portion of the notes. Such payment is being amortized as additional interest expense over the period of the related debt.

8. Comprehensive Income -- For the thirteen weeks ended April 4, 1999 and March 29, 1998, total comprehensive income was $3,913 and $9,381, respectively. Included in total comprehensive income is net income of $4,755 and $9,253 and foreign currency translation gain/(loss) of ($842) and $128. Comprehensive income was $ 5,220 and $17,434, consisting of net income of $7,118 and $15,744 and foreign currency translation gain/(loss) of ($1,898) and $1,690 for the six-month periods ended April 4, 1999 and March 29, 1998, respectively.

9. Income Taxes -- The income tax provision as a percentage of pre-tax income for the six months ended April 4, 1999 was 26.6%. The estimated effective tax rate for fiscal 1999 has been reduced due to a one-time net benefit derived from a dividend paid by the Company's United Kingdom subsidiary to the parent under the Advance Corporation Tax rules and the US-UK Income Tax Treaty.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------

The second quarter periods of fiscal 1999 and 1998 each consisted of thirteen weeks. The six-month period of fiscal 1999 consisted of twenty-seven weeks. The six-month period of fiscal 1998 had twenty-six weeks.

Sales for the second quarter of fiscal 1999 were $218.3 million, a decrease of $10.1 million, or 4.4%, compared to sales of $228.4 million for the comparable period of the prior year. Sales for the six months ended April 4, 1999 were $433.2 million, a decrease of $8.6 million, or 1.9%, compared to sales of $441.8 million for the six months ended March 29, 1998.

For the quarter ended April 4, 1999, sales in the apparel market sector decreased 1.5%, to $85.0 million compared to $86.3 million in the previous year. Mature commodity fabrics such as linings, sleepwear and robewear experienced the most significant declines from the second quarter of fiscal 1998. An increase in imported garments, especially from Asia, and softened consumer demand caused the decrease in sales of these fabrics. Offsetting these decreases were improvements in ready-to-wear and elastics/intimate apparel sales as a result of the focus on strategic accounts and certain sales initiatives. For the six months ended April 4, 1999, sales in the apparel market increased to $166.4 million, an improvement over sales of $161.1 million for the same period of the prior year. The year over year increase was predominately due to increased sales of the Company's ready-to-wear fabrics.

Sales of worldwide automotive fabrics increased 4.1% for the second quarter of fiscal 1999 to $89.8 million as compared to $86.3 million for the same quarter of the previous year. This increase was due to significant increases in U.S. automotive headliner sales as the automotive market remained strong and due to the supply of bodycloth for several popular models. While U.S. market sales volume increased, the Company continued to experience pricing pressure. Foreign automotive sales declined mainly due to the loss of business in Mexico and the decline of a key customer's market share in Europe. Automotive sales for the first half of fiscal 1999 increased 3.7% to $178.5 million from $172.1 million due to the strength of the U.S. automotive market.

Home fashion sales for the quarter ended April 4, 1999 decreased by 10.4% to $32.6 million from $36.4 million in the prior year. Lower demand for the Company's cotton jersey knit sheeting, due to low-cost imports, significantly impacted sales during fiscal 1999. Home fashion sales for the first six-months of fiscal 1999 declined 11.6% and were $66.5 million compared to $75.2 million in the first six-months of fiscal 1998.

Sales of Industrial/Specialty market fabrics for the second quarter of fiscal 1999 declined by 43.8% to $10.9 million as compared to $19.4 million for the second quarter of fiscal 1998. This decline was primarily attributable to the loss of hook and loop closure fabric sales in the European market, which were sourced by a local supplier. During the first fiscal quarter of 1999, the Company ceased production of nylon fiber, which also contributed to the decline in the sales volume. For the six-month period ended April 4, 1999, Industrial/Specialty sales declined 34.7% to $21.8 million from $33.4 million for the comparable period of the prior year. This decline was also primarily the result of lower hook and loop closure fabric sales and the discontinuance of nylon fiber production.

Gross margin for the second quarter of fiscal 1999 was $38.0 million, or 17.4% of net sales, down from $42.2 million, or 18.5% of net sales from the comparable period in fiscal 1998. Gross margin for the quarter ended April 4, 1999 was impacted by volume declines in certain domestic apparel and fibers facilities and in all international facilities in the UK and Mexico. The Company significantly reduced fixed costs in its operations and continued to obtain price reductions from suppliers to offset the pricing pressures experienced in several markets. Also offsetting the negative operating impacts during the quarter was the alignment of incentive compensation accruals with current operating expectations. Gross margin for the first six months of fiscal 1999 decreased to $74.2 million, or 17.1% of net sales, compared to $80.7 million, or 18.3% of net sales, for the first six months of fiscal 1998. In addition to the reasons cited above, gross margins for the first six months of fiscal 1999 were negatively impacted by the shutdown expenses of a yarn manufacturing facility and start-up costs in Brazil.

For the quarter ended April 4, 1999, selling and administrative expenses were $26.0 million, or 11.9% of net sales, compared to $25.0 million, or 11.0% of net sales, for the same quarter one year ago. The increase in selling and administrative expenses for the second quarter of fiscal 1999 was attributable to additional bad debt provision for a potential uncollectible accounts receivable of a substantial customer in the apparel sector and increased professional fees to improve operational efficiencies in the Home Fashions sector. Selling and administrative expenses increased to $53.4 million, or 12.3% of net sales, for the six months ended April 4, 1999, compared to $50.8 million, or 11.5% of net sales, for the same period a year ago. The fiscal 1999 increase was caused by the aforementioned reasons.

Interest expense for the quarter ended April 4, 1999, was $4.2 million compared to $3.0 million for the quarter ended March 29, 1998. The increase in interest expense was primarily attributable to additional long-term debt as a result of the Company's share buyback. Interest expense for the six months ended April 4, 1999 was $8.4 million compared to $5.6 million for the same period one year ago. This increase was also attributable to the additional long-term debt to cover the share buyback.

Operating losses of an equity investee caused other expense, net to increase to $1.6 million in the quarterly period ended April 4, 1999 compared to $0.1 million for the quarter ended March 29, 1998. Other expense, net for the six months ended April 4, 1999 was $2.7 million compared to $0.2 million for the comparable fiscal 1998 period. Operating losses of an equity investee and non-recurring 1998 fixed asset sales and insurance proceeds caused the change.

Income tax expense for the first six months of 1999 was $2.6 million, or 26.6% of income before income taxes, compared to $8.3 million, or 34.5% of income before income taxes for the same period one year ago. The reduction in the effective tax rate was due to a one-time net benefit derived from a dividend paid by the Company's United Kingdom subsidiary to its parent company under the Advance Corporation Tax rules and the US-UK Income Tax Treaty.

For the quarter ended April 4, 1999, net income was $4.8 million, or $.21 per diluted share, compared to net income of $9.3 million, or $.36 per diluted share, for the same quarter a year ago. Net income for the six months ended April 4, 1999 was $7.1 million, or $.31 per diluted share, compared to $15.7 million, or $.61 per diluted share, for the comparable period of the previous year.

Restructuring charges of $6.5 million were recorded during the fourth quarter of fiscal 1998 for the restructuring of two of the Company's operations. The restructuring plan provided for the closing of a yarn manufacturing facility, downsizing of a product line-focused operation, the write-down of impaired assets and the payment of severance costs, lease exit costs and other obligations. During fiscal 1998, charges of $3.8 million for impaired assets and severance costs were taken against the reserve. During fiscal 1999, the company closed the yarn manufacturing facility, substantially downsized the operation within the apparel sector and paid the majority of severance costs. Charges against the reserve during fiscal 1999 were $1.9 million. The remaining severance costs will be paid out by the end of fiscal year 1999.


Liquidity and Capital Requirements
----------------------------------

At April 4, 1999, working capital was $186.2 million compared to $211.3 million at September 27, 1998. The decrease in working capital was due to a decrease in cash and an increase in short-term borrowings used for the Company's share repurchase program and the final accelerated contingent payment for the acquisition of Hofmann Laces. The Company maintains flexibility with respect to its seasonal working capital needs through a committed revolving credit facility of $150 million and its continued access to other traditional sources of funds, including available uncommitted lines of credit aggregating over $215 million, and the ability to receive advances against its factored accounts receivable. At April 4, 1999, borrowing availability against the Company's revolving credit facility was $100 million and availability under its uncommitted bank lines of credit was $176.3 million. Management believes that the Company's financial position and operating performance will continue to provide the Company with the ability to obtain necessary capital from the appropriate financial markets.

On December 18, 1998, the Company issued $145 million of unsecured, ten-year notes with a fixed coupon rate of 7.06%. The net proceeds were used to repay a portion of the Company's outstanding borrowings on its uncommitted lines of credit and its revolving credit facility.

During the first six months of fiscal 1999, the Company repurchased 588,393 shares of the Company's common stock at an average price of $15.85 per share. The Company's repurchases of shares were recorded as treasury stock and resulted in a reduction in stockholder's equity. As of April 4, 1999, the Company had repurchased a total of 3,123,593 shares (of the authorized 3,500,000 shares) at an average price of $16.32 per share.

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

During  the  fourth  quarter  of 1992,  the  Company  also  received a Notice of
Violation from the North Carolina Division of Environmental Management concerning ground water contamination on or near one of its North Carolina facilities. The Company has voluntarily agreed to allow the installation of monitoring wells at the site but denies that such contaminants originated from the Company's operations or property. An additional pre-tax charge of $1.3 million was provided in the fourth quarter of 1992 to reflect the estimated future costs of monitoring this and other environmental matters including the removal of underground storage tanks at the Company's facilities. The Company has removed substantially all underground storage tanks at its facilities. At April 4, 1999, environmental accruals amounted to $4.4 million of which $3.4 million is non-current and is included in other deferred liabilities in the balance sheet.

Several purported class action lawsuits have been filed on behalf of purchasers of the Company's common stock against the Company and certain of its officers and directors. These lawsuits were consolidated by order of the Court on January 8, 1999. A Consolidated and Amended Class Action Complaint was filed on February 8, 1999. The Consolidated Complaint purports to allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in connection with the Company's public disclosure of accounting irregularities at the Hofmann Laces unit in fiscal year 1998. Specifically, the Consolidated Complaint alleges that, during the alleged class period (January 20, 1998 through October 26, 1998), defendants materially misrepresented the Company's financial condition and overstated the Company's reported earnings. No specific amount of damages is sought in the Consolidated Complaint. On April 9, 1999, defendants filed a motion to dismiss the Consolidated Complaint. On May 7, 1999, plaintiffs filed their opposition to the motion to dismiss. Defendants have until May 27, 1999 to file a reply. The Company intends to vigorously defend the lawsuits. It is management's opinion, based upon the facts presently known, that the final resolution of these matters will not have a material adverse effect on the Company's financial position or future results of operations.

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

Year 2000
---------

The Year 2000 issue affecting most entities, including the Company, results from the possible inability of internal and external computer systems and applications to recognize and process data pertaining to years after 1999. Based upon recently completed Year 2000 compliance assessments of both internal information technology and embedded systems for the Company's facilities, equipment and infrastructure, the Company expects to successfully implement any necessary systems and programming changes prior to the turn of the century in its domestic and international operations. The planning, inventory and impact analysis phases have been completed. The Company is currently in the remediation/testing phase of the project and expects to complete the final testing phase by July 1999. A contingency plan is being drafted that will be subject to refinements throughout the remainder of 1999. Suppliers with whom the Company has material relationships have been contacted to determine their Year 2000 readiness.

The Company has spent $0.8 million to date for Year 2000 readiness. Management's current estimate for the total cost of Year 2000 compliance tasks is $1.4 million. This amount has been included in the Company's operating budget and is not from the deferral of other information technology projects. The estimated amount for the Year 2000 compliance project is relatively low due to the Company's commitment five years ago to reengineer the existing business processes and information systems. As a result, some costs that otherwise would have been associated with Year 2000 readiness issues were previously expensed during the Company's reengineering period.

To further ensure the overall success of the Company's Year 2000 efforts, a contingency plan is being developed to address internal and external risks such as failures within the operational systems, financial systems, embedded or plant floor control systems, spreadsheets, suppliers, customers, financial service providers and other miscellaneous internal or external risks. Specific contingency procedures will be developed and documented during the summer and verified throughout the remaining calendar year. To the extent that suppliers are not compliant or have not responded to the Company's compliance questionnaires (80% positive rate achieved), alternatives are being included in the contingency plan. The contingency plan will include use of manual intervention and alternate power sources as necessary to minimize disruptions in the operating and financial systems. Alternate suppliers and safety stock will be used where appropriate to provide raw materials if current suppliers experience business interruptions. Customer order coordination may be used to reduce the amount of lost revenue. The contingency plan will also include the development of Contingency Assurance Plans and Contingency Assurance Teams to address unforeseen Year 2000 problems during the transition period between 1999 and 2000.

The reasonably likely worst case scenario that could arise as a result of service suppliers' Year 2000 problems would be an interruption of normal business operations. The worst case scenario would include an interruption in utility services that would halt the manufacturing process. To the Company's advantage, the majority of the Company's manufacturing facilities normally do not operate during the last few days before and after a new year. Accordingly, if a loss of utility service occurs but is resolved during the first few days of 2000, the interruption to the production process will be more limited than otherwise would be the case. However, if lost utility services prevent manufacturing for several days, a loss of revenue might result. The amount of lost revenue would depend on the amount of deliverable goods in inventory. There can be no assurance that there will not be a delay in, increased costs or a material disruption of business activities associated with Year 2000 readiness.

Foreign Currency Translation
----------------------------

The Company has a majority-owned foreign subsidiary that operates in Mexico, Grupo Ambar S.A. de C. V. Effective January 1, 1999, Mexico's economy was no longer considered "highly inflationary" for financial reporting purposes because the cumulative Mexican inflation rate for the immediately preceding three years fell below 100%. As a result, the functional currency for Grupo Ambar S.A. de C.
V. returned to the Mexican peso from the U.S. dollar during the Company's second quarter of fiscal 1999. Translation adjustments appear as Other Comprehensive Income in the stockholders' investment section of the balance sheet and not in the results of operations. This change in accounting treatment was not material to the results of operations or financial position of the Company as of or for the six-month period or quarter ended April 4, 1999 and is not expected to have a material impact on the future results of operations or financial position of the Company.


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

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1. Legal  Proceedings.
        ------------------
Reference is made to Item 3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1998, which item is incorporated herein by reference, as modified by this report on Form 10-Q.

Items 2. - 5.  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
(a)      Exhibits:

Exhibit No.
----------
3(a) Restated Certificate of Incorporation of the Company dated November 18, 1983 (filed herewith)

3(b) Certificate of Amendment of Certificate of Incorporation of the Company, dated December 28, 1986 (filed herewith)

3(c) Certificate of Amendment of Certificate of Incorporation of the Company, dated January 4, 1988 (filed herewith)

3(d) Certificate of Amendment of Certificate of Incorporation of the Company dated February 4, 1999 (filed herewith)

4(a) Appointment of Successor Rights Agent, April 1, 1999, between the Company and American Stock Transfer & Trust Company (filed herewith)


(b) Reports on Form 8-K:  Not applicable.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 GUILFORD MILLS, INC.
                                                 (Registrant)


Date:  May 19, 1999                               By:  /s/ Terrence E. Geremski
                                                  -----------------------------
                                                  Terrence E. Geremski
                                                  Executive Vice President/
                                                  Chief Financial Officer

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  GUILFORD MILLS, INC.
                                                  (Registrant)





Date:    May 19, 1999                             By:
                                                  ----------------------
                                                  Terrence E. Geremski
                                                  Executive Vice President/
                                                  Chief Financial Officer