Form 10-Q
period 1999-07-04
GUILFORD MILLS INC
filed 1999-08-17
CIK 44471

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 4, 1999

                                       OR

         [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from             to
                                                -----------    -----------

                          Commission File Number 1-6922

                              GUILFORD MILLS, INC.
                ------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Delaware                                 13-1995928

  --------------------------------              ------------------------------
  (State or other jurisdiction of               (I.R.S. Employer Identification
   incorporation or organization)                number)


                 4925 West Market Street, Greensboro, N.C. 27407
                   -------------------------------------------
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code - (336) 316-4000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


                  Number of shares of common stock outstanding
                          at July 4, 1999 - 22,187,281

                              GUILFORD MILLS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JULY 4, 1999


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


         Consolidated Statements of Income for the thirteen weeks ended July 4, 1999 and June 28, 1998

         Consolidated Statements of Income for the forty weeks ended July 4, 1999 and the thirty-nine weeks ended June 28, 1998

         Condensed Consolidated Balance Sheets as of July 4, 1999 and
           September 27, 1998

         Condensed Consolidated Statements of Cash Flows for the forty weeks ended July 4, 1999 and the thirty-nine weeks ended June 28, 1998

         Condensed Notes to Consolidated Financial Statements

                              Guilford Mills, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
           For the Thirteen Weeks Ended July 4, 1999 and June 28, 1998
                      (In thousands except per share data)
                                   (Unaudited)


        ------------------------------------------------------------------------

                                                        July 4,        June 28,
                                                          1999           1998
        ------------------------------------------------------------------------

        NET SALES                                     $  217,923     $  232,768

       -------------------------------------------------------------------------

        COSTS AND EXPENSES:
             Cost of goods sold                          186,264        185,790
             Selling and administrative                   27,715         25,806
       -------------------------------------------------------------------------
                                                         213,979        211,596
       -------------------------------------------------------------------------

        OPERATING INCOME                                   3,944         21,172
        INTEREST EXPENSE                                   4,161          3,216
        OTHER INCOME, NET                                   (794)          (999)
        ------------------------------------------------------------------------
        INCOME BEFORE INCOME TAX BENEFIT/(PROVISION)         577         18,955

        INCOME TAX BENEFIT/(PROVISION)                       354         (6,109)
        ------------------------------------------------------------------------
        NET INCOME                                    $      931     $  12,846
        ========================================================================

        NET INCOME PER SHARE:
             Basic                                    $     0.04     $    0.50
             Diluted                                        0.04          0.49
        ========================================================================

        DIVIDENDS PER SHARE                           $     0.11     $    0.11
        ========================================================================

          See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                    For the Forty Weeks Ended July 4,1999 and
                   the Thirty-Nine Weeks Ended June 28, 1998
                      (In thousands except per share data)
                                   (Unaudited)


        ------------------------------------------------------------------------

                                                         July 4,        June 28,
                                                           1999           1998
                                                        (40 Weeks)    (39 Weeks)
        ------------------------------------------------------------------------

        NET SALES                                     $  651,106     $  674,593
        ------------------------------------------------------------------------

        COSTS AND EXPENSES:
             Cost of goods sold                          545,288        546,893
             Selling and administrative                   81,098         76,638
        ------------------------------------------------------------------------
                                                         626,386        623,531
        ------------------------------------------------------------------------

        OPERATING INCOME                                  24,720         51,062
        INTEREST EXPENSE                                  12,534          8,825
        OTHER EXPENSE/(INCOME), NET                        1,913           (755)
        ------------------------------------------------------------------------
        INCOME BEFORE INCOME TAX PROVISION                10,273         42,992

        INCOME TAX PROVISION                               2,224         14,402
        ------------------------------------------------------------------------
        NET INCOME                                    $     8,049    $   28,590
        ========================================================================

        NET INCOME PER SHARE:
            Basic                                     $      0.36    $     1.12
            Diluted                                          0.36          1.10
        ========================================================================

        DIVIDENDS PER SHARE                           $      0.33    $     0.33
        ========================================================================

          See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       July 4, 1999 and September 27, 1998
                                 (In thousands)

        ------------------------------------------------------------------------

                                                     July 4,      September 27,
                                                      1999           1998
                                                   (Unaudited)
        ------------------------------------------------------------------------
        ASSETS
        Cash and cash equivalents                  $  13,088         $  30,447
        Accounts receivable, net                     170,227           169,598
        Inventories                                  139,968           153,006
        Other current assets                          12,499            13,901
        ------------------------------------------------------------------------

                      Total current assets           335,782           366,952
        ------------------------------------------------------------------------
        Property, net                                318,854           326,941
        Other assets                                 102,686           100,607
        ------------------------------------------------------------------------
                      Total assets                 $ 757,322         $ 794,500
        ========================================================================
        LIABILITIES
        Short-term borrowings                      $   67,965        $  60,171
        Current maturities of long-term debt              603              811
        Other current liabilities                      83,541           94,692
        ------------------------------------------------------------------------
                      Total current liabilities       152,109          155,674
        ------------------------------------------------------------------------
        Long-term debt                                176,335          176,872
        Other non-current liabilities                  59,842           76,777
        ------------------------------------------------------------------------
                      Total long-term liabilities     236,177          253,649
        ------------------------------------------------------------------------

        STOCKHOLDERS' INVESTMENT
        Common stock                                      655             655
        Capital in excess of par                      119,772         119,648
        Retained earnings                             364,081         363,606
        Other comprehensive income                    (12,617)         (7,577)
        Other stockholders' investment               (102,855)        (91,155)
        ------------------------------------------------------------------------
                       Total stockholders' investment 369,036         385,177
        ------------------------------------------------------------------------
                       Total liabilities and
                       stockholders' investment    $ 757,322         $ 794,500
        ========================================================================

         See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Forty Weeks Ended July 4, 1999 and
                    the Thirty-Nine Weeks Ended June 28, 1998
                                 (In thousands)
                                   (Unaudited)


        ------------------------------------------------------------------------

                                                             July 4,   June 28,
                                                              1999        1998
                                                           (40 Weeks) (39 Weeks)
        ------------------------------------------------------------------------
        CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                      $   8,049    $  28,590
             Depreciation and amortization                  48,948       47,946
             Other adjustments to net income, net            6,990         (678)
         Net changes in operating assets and liabilities    (5,603)     (25,883)
        ------------------------------------------------------------------------
                Net cash provided by operating activities   58,384       49,975
        ------------------------------------------------------------------------
        CASH FLOWS FROM INVESTING ACTIVITIES:
            Additions to property                          (42,827)     (61,478)
            Additions to acquisition purchase price             --      (35,500)
            Other investing activities, net                  2,779        4,779
        ------------------------------------------------------------------------
                Net cash used in investing activities      (40,048)     (92,199)
        ------------------------------------------------------------------------
        CASH FLOWS FROM FINANCING ACTIVITIES:
            Short-term borrowings, net                       7,623       48,224
            Payment of long-term debt                     (145,405)     (13,540)
            Proceeds from issuance of long-term debt, net of
               deferred financing costs paid               140,233           --
            Purchase of treasury shares                    (12,769)      (7,516)
            Other financing activities, net                (24,718)      11,569
        ------------------------------------------------------------------------
                Net cash (used in) provided by financing
                activities                                 (35,036)      38,737
        ========================================================================

        EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
           CASH EQUIVALENTS                                   (659)         280
        ------------------------------------------------------------------------

        NET DECREASE IN CASH AND CASH EQUIVALENTS          (17,359)      (3,207)

        BEGINNING CASH AND CASH EQUIVALENTS                 30,447       24,349
        ------------------------------------------------------------------------

        ENDING CASH AND CASH EQUIVALENTS                 $  13,088    $  21,142
        ========================================================================

        See accompanying condensed notes to consolidated financial statements.

                              GUILFORD MILLS, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 4, 1999
                        (In thousands except share data)
                                   (Unaudited)

1. Seasonal Fluctuations -- Results for any portion of a year are not necessarily indicative of the results to be expected for a full year, due to seasonal aspects of the textile industry.

2. Foreign Currency Translation -- The Company has a majority-owned foreign subsidiary that operates in Mexico. Effective January 1, 1999, Mexico's economy was no longer considered highly inflationary for financial reporting purposes because the cumulative Mexican inflation rate for the immediately preceding three years fell below 100%. As a result, the functional currency for the subsidiary returned to the Mexican peso from the U.S. dollar during the Company's second quarter of fiscal 1999. Translation adjustments appear as Other Comprehensive Income in the stockholders' investment section of the balance sheet and not in the results of operations. This change in accounting treatment was not material to the financial position or results of operations of the Company for the nine-month period or quarter ended July 4, 1999 and is not expected to have a material impact on the future financial position or results of operations of the Company.

3. Per Share Information -- Basic earnings per share information has been computed by dividing net income by the weighted average number of shares of common stock, par value $.02 per share, outstanding during the periods presented. The average shares used in computing basic net income for the thirteen weeks ended July 4, 1999 and June 28, 1998 were 22,059,000 and 25,472,000, respectively. The average shares used in computing basic net income per share for the forty weeks ended July 4, 1999 and thirty-nine weeks ended June 28, 1998 were 22,456,000 and 25,456,000, respectively.

Diluted earnings per share information also considers the dilutive effect of stock options and restricted stock grants. The average shares used in computing diluted net income per share for the thirteen weeks ended July 4, 1999 and June 28, 1998 were 22,059,000 and 25,884,000, respectively. The average shares used in computing diluted net income per share for the forty weeks ended July 4, 1999 and thirty-nine weeks ended June 28, 1998 were 22,467,000 and 25,877,000, respectively.

The difference between the number of average shares used to calculate basic and diluted earnings per share is due entirely to the number of outstanding stock options and restricted stock. During the quarters ended July 4, 1999 and June 28, 1998, outstanding stock options and shares of restricted stock of 1,871,000 and 44,000, respectively, were antidilutive and not included in the calculation of diluted net income per share. For the nine-month period ended July 4, 1999, 1,593,000 outstanding stock options and shares of restricted stock were antidilutive and not included in the calculation of diluted net income per share. For the nine-month period ended June 28, 1998, no outstanding stock options and shares of restricted stock were antidilutive.

The Company has authorized 1,000,000 shares of $1 par preferred stock. As of July 4, 1999 and September 27, 1998, no such shares were issued.

On February 4, 1999, an amendment was approved by the stockholders of the Company to increase the number of authorized shares of Common Stock from 40,000,000 to 65,000,000.

4. Inventories -- Inventories are carried at the lower of cost or market. Cost is determined by using the LIFO (last-in, first-out) method for the majority of inventories. Cost for all other inventories has been determined principally by the FIFO (first-in, first-out) method.

     Inventories at July 4, 1999 and September 27, 1998 consisted of the following:

                                          July 4,           September 27,
                                           1999                 1998
                                      ------------------   -----------------
 Finished Goods                         $  51,916            $  48,776
 Raw Materials and work in process         92,857              112,275
 Manufacturing supplies                     8,752                8,811
                                      ------------------   -----------------
 Total inventories valued at FIFO cost    153,525              169,862
 Less - Adjustments to reduce FIFO cost
    to LIFO cost, net                     (13,557)             (16,856)
                                      ------------------   -----------------

      Total inventories                 $ 139,968            $ 153,006
                                      ==================   =================

5. Accumulated Depreciation -- Accumulated depreciation at July 4, 1999 and September 27, 1998 was $489,042 and $457,232, respectively.

6. Restructuring Charges -- During 1998, the Company recorded $2,962 as an accrued liability for severance costs, lease exit costs and other obligations as a result of restructuring two of its operations. During fiscal 1998, costs totaling $286 were recorded against the reserve. The table below shows the fiscal 1999 activity.

    Severance and Other
    Balance at September 27, 1998                $ 2,676
    Fiscal 1999 costs against the reserve          2,082
                                                  ------
    Balance at July 4, 1999                      $   594
                                                 =======

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

8. Comprehensive Income -- For the thirteen weeks ended July 4, 1999 and June 28, 1998, total comprehensive income/(loss) was ($2,211) and $11,978, respectively. Included in total comprehensive income for the third quarter was net income of $931 and $12,846, respectively and foreign currency translation loss of $3,142 and $868, respectively. For the nine-month periods ended July 4, 1999 and June 28, 1998, comprehensive income was $3,009 and $29,411, respectively, consisting of net income of $8,049 and $28,590, respectively, and foreign currency translation gain/(loss) of ($5,040) and $821, respectively.

9. Income Taxes -- The income tax provision as a percentage of pre-tax income for the nine months ended July 4, 1999 was 21.6% as compared to 33.5% for the nine months ended June 28, 1998. The estimated effective tax rate for fiscal 1999 has been reduced due to a one-time net benefit derived from a dividend paid by the Company's United Kingdom subsidiary to the parent under the Advance Corporation Tax rules and the US-UK Income Tax Treaty.

10. Reclassifications -- For comparative purposes, certain amounts for fiscal 1998 have been reclassified to conform to the fiscal 1999 presentation.

11. Subsequent Event: Capital Stock -- On August 6, 1999, the Company's Board of Directors authorized and the Company repurchased 3,071,712 shares of the Company's common stock from a beneficial owner at $9.50 per share for a total price of $29.2 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

The third quarter periods of fiscal 1999 and 1998 each consisted of thirteen weeks. The nine-month period of fiscal 1999 consisted of forty weeks. The nine-month period of fiscal 1998 had thirty-nine weeks.

Net sales for the third quarter of fiscal 1999 were $217.9 million, a decrease of $14.9 million, or 6.4% from net sales of $232.8 million for the comparable period of the prior year. Net sales for the nine months ended July 4, 1999 were $651.1 million, a decrease of $23.5 million, or 3.5% from net sales of $674.6 million for the nine months ended June 28, 1998.

Apparel sector sales for the third quarter ended July 4, 1999 declined 5.8% to $86.4 million from $91.7 million in the third quarter of the previous year. Sales of elastics/intimate apparel, including lace products, remained strong and increased during the quarter as a result of the Company's relationship with the major branded manufacturers who have done well at the retail level. Increased retail sell-through, due to the warmer weather, drove the sales of swimwear products up during the third quarter. These increases were more than offset by the significant decline in mature commodity fabrics (linings, sleepwear and robewear) due to imported garments from Asia, a decline in consumer demand and the decline in sales to a major customer experiencing financial difficulty. For the nine months ended July 4, 1999, net sales in the apparel market were $252.8 million and were flat compared to $252.9 million for the same period of the prior year. Year over year increases in elastics/intimate, swimwear and ready-to-wear fabrics were more than offset by the decline in the Company's commodity fabrics. The decline in commodity fabrics was again due to low cost Asian imports and the decline in sales of nearly $12.0 million to the major customer experiencing financial difficulty.

Sales of worldwide automotive fabrics increased 6.2% for the third quarter of fiscal 1999 to $94.0 million as compared to $88.5 million for the same quarter of the previous year. The Company experienced strong U.S. automotive fabric sales increases as a result of increased North American automobile production during the third quarter. While headliner sales increased this quarter over the prior year, bodycloth sales showed the most dramatic improvement as the Company supplied bodycloth for several popular models. Partially offsetting the domestic growth were foreign sales declines. A shift in European market share away from a key customer in the U.K. and the temporary loss of business in Mexico accounted for the foreign sales decline. Sales of worldwide automotive fabrics increased to $272.5 million for the nine-month period ended July 4, 1999 from $260.6 million for the comparable period of the prior year for the same reasons noted above.

Home fashions sector sales for the quarter decreased 33.0% to $24.2 million from $36.1 million in the comparable period of the prior year. The decrease for the quarter was attributable to the cotton jersey knit sheeting program, which the Company exited due to below cost imports, and lower demand for window curtains caused again by low cost imports. Home fashions sales for the first nine months of fiscal 1999 decreased 18.5% to $90.7 million as compared to $111.3 million in the prior year due primarily to below cost imports and lower demand for cotton jersey knit sheets.

Sales of  Industrial/Specialty  market fabrics for the quarter declined by 19.4%
to $13.3 million as compared to $16.5 million for the third quarter of the previous year. This decline was primarily attributable to a decrease in the sales volume of hook and loop closure fabrics in the European market due to a resourcing to a local supplier. Additionally, sales declined because the Company ceased production of nylon fiber during fiscal 1999. Sales of Industrial/Specialty market fabrics for the nine-month period ended July 4, 1999 declined 29.5% to $35.1 million from $49.8 million in the comparable period of the prior year due to the reasons described above.

Gross margin for the quarter ended July 4, 1999, decreased to $31.7 million, or 14.5% of net sales, from $47.0 million, or 20.2% of net sales, for the same quarter a year ago. The decrease was predominately attributable to volume declines, which resulted in operating inefficiencies. Most notably, the sheeting and window curtains decreases in Home Fashions dramatically affected volume and operating efficiencies in three of the Company's operations as both of the products are internally knit, finished and cut and sewn in the Company's facilities. The volume from vertical integration which contributed significantly to the Company's growth and performance in fiscal 1998 has not been replaced and therefore has eroded fiscal 1999 results. In addition, gross margin was negatively impacted by a $2.7 million charge resulting from a company-wide inventory reduction effort. To partially offset these declines, fixed costs have been reduced in several operations. Gross margin for the first nine months of fiscal 1999 decreased to $105.8 million compared to $127.7 million for the first nine months of fiscal 1998. This resulted in a lower gross margin percentage of 16.2% of net sales versus 18.9% of net sales for the comparable nine-month period due mainly for the reasons cited above.

Selling and administrative expenses were $27.7 million, or 12.7% of net sales, compared to $25.8 million, or 11.1% of net sales, for the same quarter a year ago. A significant increase in selling and administrative expenses in the third quarter was related to an additional bad debt reserve provision of $1.2 million associated with the financial difficulties of an apparel customer, who recently filed for Chapter 11 protection. Starting in the third quarter of fiscal 1999, sales to this customer were on a cash basis. The bad debt reserve provision covered consigned inventory not recoverable by the Company and the remaining accounts receivable balance deemed uncollectible. Selling and administrative expenses increased to $81.1 million, or 12.5% of net sales, for the nine months ended July 4, 1999, compared to $76.6 million, or 11.4% of net sales, for the same period a year ago. The year over year increase was caused by the bad debt reserve provision of $3.0 million for the apparel customer who filed Chapter 11 along with consulting fees to improve operational efficiencies and professional fees for the investigation of the accounting irregularity in the Home Fashions sector.

Interest expense for the quarter ended July 4, 1999, was $4.2 million compared to $3.2 million for the same prior year quarter. For the nine months ended July 4, 1999, interest expense was $12.5 million compared to $8.8 million for the same period a year ago. The quarter and year-to-date increases in interest expense were primarily attributable to additional long-term debt used to fund the Company's stock repurchase program.

For the quarter ended July 4, 1999, other income, net was $0.8 million compared to $1.0 million for the same prior year period. This decrease for the quarter was due to a one-time gain of $0.7 million in the third quarter of fiscal 1998 from the sale of an investment only partially offset by a gain on the sale of fixed assets of $0.4 million in third quarter 1999. Other (expense)/income, net for the nine months ended July 4, 1999 was ($1.9) million compared to $0.8 million for the same period a year ago. This decline was due to non-recurring investment gains and insurance recoveries of $1.5 million in the nine-month period of fiscal 1998 and equity investment losses of $1.6 million in the nine-month period of fiscal 1999.

The income tax provision for the first nine months of fiscal 1999 was $2.2 million, or 21.6% of income before income taxes, compared to $14.4 million, or 33.5% of income before income taxes for the same period a year ago. The decrease in the effective income tax rate was primarily due to a one-time net benefit derived from a dividend paid by the Company's United Kingdom subsidiary to its parent company under the Advance Corporation Tax rules and the US-UK Income Tax Treaty.

For the quarter ended July 4, 1999, net income was $0.9 million, or $.04 per diluted share, compared to net income of $12.8 million, or $.49 per diluted share, for the same quarter a year ago. Net income for the nine months ended July 4, 1999 was $8.0 million, or $.36 per diluted share, compared to $28.6 million, or $1.10 per diluted share, for the comparable period of the previous year.

Restructuring charges of $6.5 million were recorded during the fourth quarter of fiscal 1998 for the restructuring of two of the Company's operations. The restructuring plan provided for the closing of a yarn manufacturing facility, downsizing of a product line-focused operation, the write-down of impaired assets and the payment of severance costs, lease exit costs and other obligations. During fiscal 1998, $3.5 million of impaired assets were written-down and $0.3 million of severance costs were taken against the reserve. During fiscal 1999, the Company closed the yarn manufacturing facility, substantially downsized the operation within the apparel sector and paid the majority of severance costs. Charges against the reserve during fiscal 1999 were $1.9 million. The remaining severance costs will be paid out by the end of fiscal year 1999. The yarn manufacturing facility is expected to be sold in the fourth quarter.

Liquidity and Capital Requirements
----------------------------------

At July 4, 1999, working capital was $183.7 million compared to $211.3 million at September 27, 1998. The decrease in working capital was primarily due to the decrease in cash and an increase in short-term borrowings used for the Company's share repurchase program and the final accelerated contingent payment for the acquisition of Hofmann Laces, and to the decrease in inventory resulting from the Company's inventory reduction initiative. Additionally, accrued liabilities declined primarily related to the income tax benefit. The Company maintains flexibility with respect to its seasonal working capital needs through a committed revolving credit facility of $150 million and its continued access to other traditional sources of funds, including uncommitted lines of credit aggregating $135 million, and the ability to receive advances against its factored accounts receivable. At July 4, 1999, borrowing availability against the Company's revolving credit facility was $100 million and availability under its uncommitted bank lines of credit was $91.2 million. Management believes that the Company's financial position and operating performance will continue to provide the Company with the ability to obtain necessary capital from the appropriate financial markets.

On December 18, 1998, the Company issued $145 million of unsecured, ten-year notes with a fixed coupon rate of 7.06%. The net proceeds were used to repay a portion of the Company's outstanding borrowings on its uncommitted lines of credit and its revolving credit facility.

During the first nine months of fiscal 1999, the Company repurchased 961,593 shares of the Company's common stock at an average price of $13.36. As of July 4, 1999, the Company had repurchased a total of 3,496,793 shares (of the authorized 3,500,000 shares) at an average price of $15.58 per share. The Company's repurchases of shares were recorded as treasury stock and resulted in a reduction in stockholders' equity. On August 6, 1999, the Company's Board of Directors authorized and the Company repurchased 3,071,712 shares of the Company's common stock from a beneficial owner at $9.50 per share for a total price of $29.2 million.

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

During  the  fourth  quarter  of 1992,  the  Company  also  received a Notice of
Violation from the North Carolina Division of Environmental Management concerning ground water contamination on or near one of its North Carolina facilities. The Company has voluntarily agreed to allow the installation of monitoring wells at the site but denies that such contaminants originated from the Company's operations or property. An additional pre-tax charge of $1.3 million was provided in the fourth quarter of 1992 to reflect the estimated future costs of monitoring this and other environmental matters including the removal of underground storage tanks at the Company's facilities. The Company has removed substantially all underground storage tanks at its facilities. At July 4, 1999, environmental accruals amounted to $4.4 million of which $3.4 million is non-current and is included in other non-current liabilities in the balance sheet.

Several purported class action lawsuits have been filed on behalf of purchasers of the Company's common stock against the Company and certain of its officers and directors. These lawsuits were consolidated by order of the Court on January 8, 1999. A Consolidated and Amended Class Action Complaint (the "Consolidated Complaint") was filed on February 8, 1999. The Consolidated Complaint purports to allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in connection with the Company's public disclosure of accounting irregularities at the Hofmann Laces unit in fiscal year 1998. Specifically, the Consolidated Complaint alleges that, during the alleged class period (January 20, 1998 through October 26, 1998), defendants materially misrepresented the Company's financial condition and overstated the Company's reported earnings. No specific amount of damages is sought in the Consolidated Complaint.

On April 9, 1999, defendants filed a motion to dismiss the Consolidated Complaint. On July 21, 1999, the Court entered an order dismissing all claims against one of the Company's officers but denied the Company and one of its director's motion to dismiss. The Company intends to vigorously defend the lawsuits.

The Securities and Exchange Commission (the "Commission") has issued a formal Order Directing Private Investigation and Designating Officers To Take Testimony (the "Formal Order") with respect to accounting irregularities at the Hofmann Laces Unit which the Company had previously disclosed in press releases in
October  and  November  1998.  Prior to the  issuance of the Formal  Order,  the
Company had voluntarily provided certain information to the Commission concerning the accounting irregularities at the Hofmann Laces Unit. The Company has delivered documents to, and intends to continue cooperating fully with, the Commission.

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

Shortly after the Company's fiscal 1998 Form 10-K filing, the water shortage situation in the city of Greensboro, North Carolina substantially improved and did not impact the Company's operations during the first nine months of fiscal 1999. There are currently no voluntary or mandated water restrictions in Greensboro. However, during fiscal 1999, the Company took steps to improve water efficiency in the operations should another water shortage arise.

Year 2000
---------

The Year 2000 issue affecting most entities, including the Company, results from the possible inability of internal and external computer systems and applications to recognize and process data pertaining to years after 1999. Based upon recently completed Year 2000 compliance assessments of both internal information technology and embedded systems for the Company's facilities, equipment and infrastructure, the Company expects to successfully implement any necessary systems and programming changes prior to the turn of the century in its domestic and international operations. The planning, inventory, impact analysis and individual remediation/testing phases have been completed. The Company is currently in the process of completing a fully integrated testing phase as the final step in our remediation/testing. An overall contingency plan and individual contingency plans have been developed for execution throughout the remainder of 1999. As described in more detail below, contingency plans for the Company as a whole and for individual locations are being developed. Suppliers and customers with whom the Company has material relationships have been contacted to determine their Year 2000 readiness, and, where the responses are not satisfactory the Company is developing contingency plans.

The Company has spent $1.1 million to date for Year 2000 readiness. Management's current estimate for the total cost of Year 2000 compliance tasks is $1.7 million. This amount has been included in the Company's operating budget and is not from the deferral of other information technology projects. The estimated amount for the Year 2000 compliance project is relatively low due to the Company's commitment five years ago to reengineer the existing business processes and information systems. As a result, some costs that otherwise would have been associated with Year 2000 readiness issues were previously expensed during the Company's reengineering period.

The Company is developing contingency plans for the Company as a whole and for individual locations in order to minimize any potential Year 2000 problems, including internal and external risks such as failures within the operational systems, financial systems, embedded or plant floor control systems, spreadsheets, suppliers, customers, financial service providers and other miscellaneous internal or external risks. Some contingency plans have been developed for execution throughout the remainder of 1999, including identifying alternate suppliers, determining appropriate levels of safety stock, contacting customers to coordinate orders, and printing hard copies of reports that otherwise would be available only on computer. Other contingency plans have been developed for execution as necessary if Year 2000 problems are incurred, including the use of manual intervention and alternate power sources to minimize disruptions in the operating and financial systems should there be an interruption in utility services and the availability of personnel in the event of a quality issue related to a Year 2000 malfunction. The Company will also develop Contingency Assurance Plans and Contingency Assurance Teams that will immediately respond and address unforeseen Year 2000 problems during the transition period between 1999 and 2000.

The reasonably likely worst case scenario that could arise as a result of service suppliers' Year 2000 problems would be an interruption of normal business operations. The worst case scenario would include an interruption in utility services that would halt the manufacturing process. To the Company's advantage, the majority of the Company's manufacturing facilities normally do not operate during the few days before and after a new year. Accordingly, if a Year 2000 problem such as loss of utility service occurs but is resolved during the first few days of 2000, the interruption to the production process will be more limited than otherwise would be the case. However, if Year 2000 problems prevent manufacturing for several days, a loss of revenue might result. The amount of lost revenue would depend on the duration of the problem and amount of deliverable goods in inventory. There can be no assurance that there will not be a delay in, increased costs or a material disruption of business activities associated with Year 2000 readiness.

Foreign Currency Translation
----------------------------

The Company has a majority-owned foreign subsidiary, Grupo Ambar S.A. de C. V. that operates in Mexico. Effective January 1, 1999, Mexico's economy was no longer considered "highly inflationary" for financial reporting purposes because the cumulative Mexican inflation rate for the immediately preceding three years fell below 100%. As a result, the functional currency for Grupo Ambar S.A. de C.
V. returned to the Mexican peso from the U.S. dollar during the Company's second quarter of fiscal 1999. Translation adjustments appear as Other Comprehensive Income in the stockholders' investment section of the balance sheet and not in the results of operations. This change in accounting treatment was not material to the results of operations or financial position of the Company as of or for the nine-month period or quarter ended July 4, 1999 and is not expected to have a material impact on the future results of operations or financial position of the Company.

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

Items 2 - 5. Not Applicable

Item 6. Exhibits and Reports on Form 8-K.
(a) Exhibits:

Exhibit No.
-----------
3 Restated Certificate of Incorporation of the Company, dated June 8, 1999 (filed herewith)

10(a)First Amendment to Revolving Credit Agreement, dated May 5, 1999, by and between the Company, as borrower, and Gold Mills, Inc., Raschel Fashion Interknitting, Ltd and Curtains and Fabrics, Inc., as guarantors, and the banks listed therein (filed herewith)

10(b)Fifth Amendment to Stockholders' Agreement, dated June 22, 1999, by and among Charles A. Hayes, Maurice Fishman and the Company (filed herewith)

10(c)Fourth Amendment to Stockholders' Agreement, dated June 22, 1999, by and among Charles A. Hayes, George Greenberg, Maurice Fishman and the Company (filed herewith)

10(d)* Amendment  to the  Company's  1991 Stock  Option Plan (filed  herewith)

 *Represents management contracts or compensatory plans or arrangements.

(b) Reports on Form 8-K. Not Applicable

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    GUILFORD MILLS, INC.
                                                    (Registrant)




Date:    August 17, 1999                            By: /s/Terrence E. Geremski
                                                        -----------------------

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




Date:    August 17, 1999                            By:
                                                        -----------------------

                                                    Terrence E. Geremski
                                                    Executive Vice President/
                                                    Chief Financial Officer