Form 10-K
period 1999-10-03
GUILFORD MILLS INC
filed 1999-12-22
CIK 44471

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO                    TRANSITION REPORT PURSUANT TO
    SECTION 13 OR 15(d) OF THE                   SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934              SECURITIES EXCHANGE ACT OF 1934
   X
---------                                  --------
  For the Fiscal Year Ended                    For the transition period
   October 3, 1999                              from __________ to ___________


                           Commission File No. 1-6922



                              GUILFORD MILLS, INC.
             (Exact name of Registrant as specified in its charter)


             Delaware                                       13-1995928
     (State or other jurisdiction               (I.R.S. Employer Identification
 of incorporation or organization)               No.)

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
                                                     Yes   X    No
                                                          ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant at November 15, 1999 (a total of 16,123,853 shares of common stock), computed by reference to the last reported sale price ($7.875) of the Registrant's common stock on the New York Stock Exchange on such date: $126,975,342.

Number of shares of the Registrant's common stock outstanding as of November 15, 1999: 19,194,295.

                       DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the annual report to stockholders for the fiscal year ended October 3, 1999 are incorporated by reference into Parts I, II and IV of this report.

Certain portions of the Registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, which will be filed with the Commission on or about December 22, 1999, are incorporated by reference into
Part III of this report.

                                     PART I
ITEM 1.  BUSINESS

GENERAL

Guilford Mills, Inc. was incorporated under the laws of Delaware in August 1971, and is the successor by merger to businesses previously conducted since 1946. Guilford Mills, Inc. and its predecessors and subsidiaries are referred to as the "Company", unless the context indicates otherwise.

Guilford Mills, Inc. produces fabrics using a broad range of technologies for a variety of customers and markets. It is the largest warp knitter in the world and a leader in technological advances in textiles. The Company has identified four segments in which it operates: Automotive, Apparel, Home Fashions and Other.

Fabrics produced in the Automotive segment are sold to original equipment manufacturers (OEMs) and their suppliers. These fabrics are fabricated into seats and headliners of passenger cars, sport utility vehicles, conversion vans and light and heavy trucks. Automotive products utilize warp knit, circular knit, flat woven, woven velour and printing technologies.

The Apparel segment fabrics and laces are used predominately in women's shapewear, swimwear, ready-to-wear and intimate apparel garments. Other uses include sleepwear, team sportswear and linings. The Apparel segment utilizes warp and circular knit technology.

The Home Fashions segment produces fabrics for residential and office furniture, mattress ticking, and window treatment applications, including lace. The Company also designs, produces and distributes directly to retail a broad line of products for the home including window curtains, sheets, comforters, pillowcases, bedskirts and shower curtains.

The remainder of Guilford's fabrics are sold for use in a broad range of industrial/specialty products and are included in the Other segment. The
Company's polyester fibers spinning operations are also included in this segment.

Reference is made to Note 16 of the Consolidated Financial Statements in the Annual Report to Stockholders for the fiscal year ended October 3, 1999 (the "Annual Report"), which note is incorporated herein by reference, for information regarding revenue, profit and assets by segment.

PRODUCT DEVELOPMENT

Working closely with the Company's customers, the Company has research and development departments in the U.S., U.K., and Mexico, consisting of approximately 120 employees, that are primarily responsible for the creation of new fabrics and styles. Sample warping and knitting machines are used to develop new fabrics which can be placed into production after customer acceptance. Total expenditures for research and development for fiscal years 1999, 1998 and 1997, were approximately $17.2 million, $19.6 million, and $14.9 million, respectively.

The Company has numerous trademarks, trade names, patents and certain licensing agreements which it uses in connection with the advertising and promotion of its products across segments. Management believes that the loss or expiration of such trademarks, trade names and licensing agreements would not have a material adverse effect on the Company's operations.

WORKING CAPITAL PRACTICES

The Company knits based on internal forecasts and generally dyes and finishes based on customer orders and therefore, significant amounts of inventory are not required to meet rapid delivery to the Company's customers or to assure a continuous allotment of goods from suppliers. Customers are allowed to return goods for valid reasons and customer accommodations are not significant. To minimize the credit risk on such accounts and to obtain larger credit lines for many customers, the Company maintains credit insurance covering $24.0 million of certain outstanding accounts receivable as of October 3, 1999. In addition, approximately 17% of accounts receivable are factored without recourse. The Company has the ability to borrow against such receivables, although it has traditionally not done so as the related borrowing terms are less favorable than other available sources of financing. The Company generally takes advantage of discounts offered by vendors.

The Company experiences seasonal fluctuations in its sales in the Apparel segment, with the highest sales occurring in the period from April to September. Sales in the Automotive, Home Fashions and Other segments experience insignificant seasonal fluctuations.

The Company has a large number of customers. No customer accounted for 10% or more of total net sales during fiscal 1999, 1998 or 1997. The Company's net sales reflect substantial direct and indirect sales to certain large automotive original equipment manufacturers.

The backlog of orders believed to be firm as of the end of the current and preceding fiscal years is not deemed to be material for an understanding of the Company's business as most orders are deliverable within a few months.


EXPORT SALES

U.S. export sales, as a percentage of total worldwide sales of the Company, were approximately 5.4% in fiscal 1999, 5.4% in fiscal 1998 and 5.5% in fiscal 1997.

RAW MATERIALS

Fabrics in all of the Company's segments are constructed primarily of synthetic yarns: nylon and polyester. In fiscal 1999, the Company internally produced 15% of the polyester yarns used. The Company purchases its nylon and the remaining polyester yarns from several domestic and foreign fiber producers. During fiscal 1999, the Company experienced periods of tightness of supply of nylon fiber, however, nylon fiber is currently readily available. Due to the price competition resulting from the Asian crisis, the Company purchased greater quantities of lower-priced polyester yarn from foreign suppliers during fiscal 1999. The Company's Apparel segment also uses spandex, acetate, cotton and rayon. A small amount of spandex is used in the Home Fashions segment. Both spandex and acetate are purchased substantially from one domestic producer. In fiscal 1999 all yarns, except nylon, were readily available throughout the year and either were or could be purchased from numerous sources. Management believes that an adequate supply of yarns is available to meet the Company's requirements.

The chemicals and dyes used in the dyeing and finishing processes in all segments are available in large quantities from various suppliers. The foam backing used in the automotive fabric lamination process is purchased from two suppliers in the United States and two suppliers in Europe. In fiscal 1999, there was an adequate supply of foam.

ENVIRONMENTAL MATTERS

The production processes, particularly dyeing and finishing operations, involve the use and discharge of certain chemicals and dyes into the air and sewage disposal systems. The Company installs pollution control devices as necessary to meet existing and anticipated national, state and local pollution control regulations. The Company, including its foreign subsidiaries, does not anticipate that compliance with national, state, local and other provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material adverse effect upon its capital expenditures, earnings or competitive position.

Reference is made to Note 12 of the Consolidated Financial Statements in the Annual Report, which note is incorporated herein by reference, for information regarding certain other environmental matters.

COMPETITION

In all of the Company's segments, the principal methods of competition are pricing, styling and design, customer service and quality. In retail home fashions, distribution channels are an additional principal method of competition. The weight of each competitive factor varies by product line. In the past few years, the Apparel and Home Fashions segments have been impacted by imports of garments, window curtains and sheeting.

In the United States, the Company has five major warp knit competitors and many other smaller competitors in the Apparel and Home Fashions segments. The Company also competes with some garment manufacturers that have warp knit equipment to manufacture their own fabrics. Some of these companies are divisions of large, well-capitalized companies while others are small manufacturers. There are four major and numerous smaller circular knit competitors in the Apparel segment. In the Automotive segment, the Company has three major domestic competitors and several smaller competitors. Guilford's automotive subsidiary in Europe competes with seven warp knitters in the United Kingdom and several in France. It also competes with many producers of circular knit and flat woven fabrics. The Company's operations in Mexico compete primarily with four warp knitters in the Apparel segment and one warp knitter in the Automotive segment. None of the Company's competitors are deemed to be dominant with respect to their markets.

EMPLOYEES

As of November 15, 1999, the Company employed 6,251 full-time employees worldwide. Approximately 1,258 employees (including 428 in Europe and 460 in Mexico) are represented by collective bargaining agreements.

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

All statements other than statements of historical fact included in or incorporated by reference into this Form 10-K, including, without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include:

1. general economic factors including, but not limited to, changes in interest rates, foreign currency translation rates, consumer confidence, housing starts, trends in disposable income, changes in consumer demand for goods produced, and cyclical or other downturns
2. the overall level of automotive production and the production of specific car models
3.       fashion trends
4.       information and technological advances including Year 2000 issues
5.       cost and  availability  of  raw  materials, labor and natural and other resources
6.       domestic and foreign competition
7.       domestic and foreign governmental regulations and trade policies
8.       reliance on major customers
9.       success of marketing, advertising and promotional campaigns or
10. inability to achieve cost reductions through consolidation and restructuring of acquired companies

Item 2.  PROPERTIES

Set forth below is a listing of facilities owned and leased by the Company.

--------------------------------------------------------------------------------
Facility                         Location           Segment(s)     Leased/Owned
--------------------------------------------------------------------------------
Sales Offices, Design Studios    California (1)      Apparel          Leased
--------------------------------------------------------------------------------
                                 Michigan (1)        Automotive       Leased
--------------------------------------------------------------------------------
                                 New York (2)        Apparel,
                                                     Home Fashions,
                                                     Other            Leased
--------------------------------------------------------------------------------
                                 Texas (1)           Home Fashions    Leased
--------------------------------------------------------------------------------
                                 China (1)           Apparel          Leased
--------------------------------------------------------------------------------
                                 Germany (1)         Automotive       Leased
--------------------------------------------------------------------------------
                                 Spain (1)           Automotive       Leased
--------------------------------------------------------------------------------
Manufacturing                    New York (5)        Apparel,
                                                     Home Fashions    Owned (4),
                                                                      Leased (1)
--------------------------------------------------------------------------------
                                 North Carolina (8)  Apparel,
                                                     Automotive,
                                                     Home Fashions,   Owned (6),
                                                     Other            Leased (2)
--------------------------------------------------------------------------------
                                 Pennsylvania (2)    Apparel,
                                                     Home Fashions,
                                                     Other            Owned
--------------------------------------------------------------------------------
                                 Brazil (1)          Automotive       Leased
--------------------------------------------------------------------------------
                                 Mexico (1)          Apparel,
                                                     Automotive,
                                                     Home Fashions    Owned
                                                     Other
--------------------------------------------------------------------------------
                                 United Kingdom (3)  Automotive       Owned
--------------------------------------------------------------------------------
Outlet Stores                    New York (3)        Home Fashions    Leased
--------------------------------------------------------------------------------
                                 North Carolina (1)  Home Fashions    Leased
--------------------------------------------------------------------------------
Warehouses                       New York (1)        Apparel          Leased
--------------------------------------------------------------------------------
                                 Mexico(5)           Apparel,
                                                     Automotive,
                                                     Home Fashions    Owned (2),
                                                     Other            Leased (3)
--------------------------------------------------------------------------------
                                 United Kingdom (1)  Automotive       Leased
--------------------------------------------------------------------------------

Management believes the facilities and manufacturing equipment are in good condition, well maintained, suitable and adequate for present production. Many of the Company's manufacturing facilities are utilized by more than one segment. Utilization of the facilities fluctuates from time to time due to the seasonal nature of operations and market conditions. The Company defines full utilization as five day, three shift production. On that basis, the manufacturing facilities are generally utilized approximately 80%. However, during fiscal 1999, automotive only facilities in the U.S. were operating at a full seven days to meet demand. Cut-and-sew operations in home fashions were running five days, one to two shifts depending on the product.

ITEM 3.  LEGAL PROCEEDINGS

Reference is made to Note 12 of the Consolidated Financial Statements in the Annual Report, which note is incorporated herein by reference, for information regarding certain environmental matters.

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

On April 9, 1999, defendants filed a motion to dismiss the Consolidated Complaint. On July 21, 1999, the Court entered an order dismissing all claims against one of the Company's officers but denied the Company and one of its director's motion to dismiss. Plaintiffs filed their Second Amended Complaint on September 7, 1999, and defendants answered the Second Amended Complaint on September 24, 1999. On November 1, 1999, plaintiffs filed a motion seeking to certify a plaintiff class consisting of all persons or entities who purchased the common shares of Guilford Mills, Inc. from January 20, 1998 through October 26, 1998 inclusive. Guilford has until February 11, 2000, to oppose plaintiffs' class certification motion. The Company intends to vigorously defend the lawsuits.

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

The Company is also involved in various litigation, including the matters described above, in the ordinary course of business. Although the final outcome of these legal and environmental matters cannot be determined, based on the facts presently known, it is management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's financial position or future results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the Company's fourth quarter of fiscal 1999.


                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Reference is made to the information set forth on page 39 in the section entitled "Common Stock Market Prices and Dividends" in the Annual Report, filed as Exhibit 13 to this report, which page is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

  In thousands except per
     share data)                 1999      1998      1997      1996     1995
                                 ----      ----      ----      ----     ----
  Results of Operations
  ----------------------
  Net sales                    $856,838   $894,534  $894,709 $830,320  $782,518
  Income before extraordinary
     item                        10,230     33,146    43,238   33,978    33,636
  Net income                     10,230     30,206    43,238   33,978    33,636

  Per Share Data (1)
  ------------------
  Basic:
    Income before extraordinary
     item                          0.47       1.32      1.92     1.59      1.60
    Net income                     0.47       1.20      1.92     1.59      1.60

  Diluted:
    Income before extraordinary
      item                         0.47       1.30      1.78     1.47      1.48
    Net income                     0.47       1.19      1.78     1.47      1.48

  Cash dividends                   0.44       0.44      0.42     0.40      0.40

  Balance Sheet Data
  ------------------
  Working capital               127,660    211,278   213,974  177,658   178,233
  Total assets                  753,431    794,500   729,796  728,830   586,371
  Long-term debt                146,137    176,872   134,560  209,435   166,368
  Stockholders' investment      340,945    385,177   408,896  298,059   267,549

(1) All share data has been restated to reflect the effect of a three-for-two stock split effected in May 1997 in the form of a 50% stock dividend.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information set forth on pages 13 through 21 in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report, which pages are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information set forth on page 20 in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report, which page is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to information set forth on pages 22 through 39 of the Annual Report, which pages are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information to be included under the captions "Directors and Nominees" and "Additional Information" contained in the section entitled "ELECTION OF DIRECTORS", and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" all as set forth in the Company's definitive proxy statement, which will be filed with the Commission on or about December 22, 1999 pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement"), is incorporated herein by reference.

     EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF DECEMBER 13, 1999)

Name                   Age     Office or Business Experience
----                   ---     -----------------------------

Charles A. Hayes        64     Chairman of the Board and Chief Executive Officer
                               (since  1976);   President  and  Chief  Operating
                               Officer (from 1991 to 1995); President (from 1968 to 1976) and Executive Vice President (from
                               1961 to 1968).


John A. Emrich          55     Member of  the Board of Directors  (since  1995);
                               President  and  Chief  Operating  Officer  (since
                               1995);   Senior  Vice  President  and  President/
                               Automotive  Business  Unit  (from  1993 to 1995);
                               Vice   President/Planning  and   Vice  President/
                               Operations  for  the  Apparel  and  Home Fashions
                               Business  Unit (from  1991 to 1993);  Director of
                               Operations   with  FAB  Industries,   Inc.  (from
                               1990 to 1991) and holder of various executive positions with the Company (from 1985 to 1990).


Terrence E. Geremski    52     Member of the Board  of Directors  (since  1993);
                               Executive  Vice  President  and  Chief  Financial
                               Officer  (since  1997),  Senior  Vice  President,
                               Chief  Financial Officer and Treasurer (from 1996
                               to   1997);   Vice   President,  Chief  Financial
                               Officer and Treasurer (from  1992 to  1996); Vice
                               President and Controller with Varity  Corporation
                               (from  1989  to 1991); and Vice President,  Chief
                               Financial Officer, Treasurer and holder of other executive positions with Dayton Walther Corp.
                               (from 1979 to 1989).

Don A. Alexander        39     Vice    President/Technology    (since   1999);
                               Director   of  Research,   Institute  of  Textile
                               Technology (from 1987 to 1999); formerly holder of various technical and managerial positions with Milliken & Company (from 1985 to 1987).


Mark E. Cook            40     Treasurer  (since  1997);  Director  of Corporate
                               Finance, Worthington Industries, Inc. (from 1995 to 1997); Director of Corporate Finance, Blount
                               International, Inc. (from 1989 to 1995).


Nathan M. Dry           54     Vice   President/Apparel/Home  Fashions   (since
                               1999); Vice  President/Commercial  Products (from
                               1998  to  1999);   Vice   President/Product
                               Development  and  Research  (from 1996  to 1998);
                               President of Dyeing and Printing  Lumberton, Inc.
                               (from 1990 to 1996).

Robert A. Emken, Jr.    36     General  Counsel  and   Secretary  (since  1999);
                               Associate Counsel (from 1991 to 1999); Associate,
                               Womble Carlyle Sandridge & Rice, PLLC (from 1988 to 1991).



Phillip D. McCartney    57     Vice    President/Technical   Operations   (since
                               1989);  formerly   holder  of  various  executive
                               positions with FAB Industries, Inc. (from 1984 to
                               1989).


Byron McCutchen         52     Senior   Vice   President  and   President/Fibers
                               (since  1995);  Senior  Vice  President of Fibers
                               (from 1994   to   1995);    Worldwide    Business
                               Manager-Dacron(R)   Filament-E.I.   DuPont Co.
                               (from 1991  to  1994);   and  Specialty  Business
                               Manager- Dacron(R)-E.I. DuPont Co. (from  1990 to
                               1991).


Richard E. Novak         56    Vice   President/Human  Resources  (since  1996);
                               Principal of Nova Consulting  Group (from 1994 to
                               1996); Senior  Vice  President/Human Resources of
                               Joseph Horne Company, Inc. (from 1987 to 1994).


Richard J. Redpath       60    Vice   President/Engineering   (since   1999);
                               Principal  of  The  Evans  Group  (from  1997  to
                               1998); Director  of  Engineering,  Binney & Smith
                               (from  1994-1997);  Director  of  Engineering  of
                               Worldwide Johnson & Johnson (from 1988 to 1994).

Christopher J. Richard   43    Senior Vice President (since 1999);Vice President
                               (from  1998-1999) and President/U.S.   Automotive
                               (since   1997);  Vice  President  of   Sales  and
                               Marketing, Garden  State  Tanning  (from 1994  to
                               1997); holder of various executive positions with Collins & Aikman Corporation (from 1983 to 1994).


Kim A. Thompson          41    Vice    President/Corporate   Controller  (since
                               1997);  Director  of  Financial  Reporting  (from
                               1994  to  1997);  holder  of  various   executive
                               positions with  Collins  and  Aikman  Corporation
                               (from 1980 to 1994).

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



                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS A PART OF THIS REPORT:

     1. FINANCIAL STATEMENTS (reference is made to pages 22 through 38 of the Annual Report, which pages are incorporated herein by reference):

         Consolidated Balance Sheets as of October 3, 1999 and September 27,
         1998

         Consolidated Statements of Income for the Years Ended October 3, 1999, September 27, 1998 and September 28, 1997

         Consolidated Statements of Stockholders' Investment for the Years Ended October 3, 1999, September 27, 1998 and September 28, 1997

         Consolidated Statements of Cash Flows for the Years Ended October 3, 1999, September 27, 1998 and September 28, 1997

         Notes to Consolidated Financial Statements

         Statement of Management's Responsibility

         Report of Independent Public Accountants

     2.  FINANCIAL STATEMENT SCHEDULE:

         Schedule II - Analysis of Valuation and Qualifying Accounts for the Years Ended October 3, 1999, September 27, 1998 and September 28, 1997

3. EXHIBITS:

EXHIBIT NO.           DESCRIPTION OF EXHIBIT
-----------           ----------------------
(3)                   (a) Restated  Certificate of Incorporation of the Company,
                      dated June 8, 1999 (incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 1999 (the "7/4/99 10-Q")).

(3) (b) By-Laws of the Company, as amended through November 5, 1998 (incorporated by reference to Exhibit (3)(b) to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1998 (the "1998 Annual. Report")).

(4) (a) Rights Agreement dated as of August 23, 1990 between the Company and The First National Bank of Boston, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K filed with the SEC on September 7, 1990).

(4) (b) Appointment of Successor Rights Agent, dated April 1, 1999, between the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit
                      (4)(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 1999).

(4) (c) Form of Note Purchase Agreement, dated December 18, 1998, entered into by and between Guilford Mills, Inc. and each of the purchasers named in the purchasers' schedule thereto.

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

(10) (d)*             Guilford  Mills,  Inc.  1991 Stock  Option Plan (the "1991
                      Plan")  (incorporated  by  reference  to Exhibit 28 (a) to
                      the   Company's   Registration   statement   on   Form S-8
                     (Registration  No. 33-47109)filed with the SEC on April 10,
                      1992 (the "Form S-8")).

(10) (e)*             Amendment to the 1991 Plan  (incorporated  by reference to
                      Exhibit (10) (a) to  the  Company's  Quarterly  Report  on
                      Form 10-Q for the fiscal quarter ended March 30, 1997 (the
                      "3/30/97 10-Q")).

(10) (f)*             Amendment  to  the 1991 Plan (incorporated by reference to
                      Exhibit (10)(f) to the 1998 Annual Report).

(10) (g)*             Amendment to  the 1991  Plan (incorporated by reference to
                      Exhibit (10)(d) to the 7/4/99 10-Q).

(10) (h)*             Form  of  Stock  Option  Contract  for  key  employees  in the  1991  Plan  (relating  to  incentive  stock  options)
                      (incorporated  by  reference to Exhibit 28 (b) to the Form
                      S-8).

(10) (i)*             Form  of  Stock Option Contract for Director  participants in  the  1991 Plan  (incorporated  by reference to Exhibit
                      28 (d) to the Form S-8).

(10) (j)*             Form of Stock  Option  Contract  between  the  Company and
                      certain   of  its  officers  pursuant  to  the  1991  Plan
                      (incorporated by reference to Exhibit (10) (b) to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1997 (the "6/29/97 10-Q")).

(10) (k)*             Guilford  Mills,  Inc. 1989  Restricted  Stock  Plan  (the
                      "Restricted  Plan")  (incorporated by reference to Exhibit
                      10 (b) (2) to the 1990 Annual Report).

(10) (l)*             Amendment   to  the   Restricted  Plan  (incorporated   by
                      reference to Exhibit (10)(g) to the Annual  Report on Form
                      10-K for the fiscal year  ended October 2, 1994 (the "1994
                      Annual Report")).

(10) (m)*             Amendment   to   the  Restricted   Plan  (incorporated  by
                      reference to Exhibit (10) (b) to the 3/30/97 10-Q).

(10) (n)*             Form of Restricted  Stock  Agreement  between  the Company and  certain of  its officers  pursuant to the  Restricted
                      Plan (incorporated by reference to Exhibit (10) (a) to the 6/29/97 10-Q).

(10) (o)*             Amended and Restated  Phantom Stock  Agreement between the
                      Company  and  Charles  A.  Hayes  dated September 21, 1994
                      (incorporated by reference to Exhibit (10) (m) to the 1994
                      Annual Report).

(10) (p)*             Form of Executive Retirement and Death Benefit  Agreements
                      between   the   Company   and  certain   of  its executive
                      officers and key employees (incorporated by reference to Exhibit (10) (d) (1) to the 1990 Annual Report).

(10) (q)*             Form  of  Pension  and  Death  Benefit  Agreement  between the Company and certain of its executive officers and key employees (incorporated by reference to Exhibit (10) (d)
                      (2) to the 1990 Annual Report).

(10) (r)*             Form  of  Deferred  Compensation  Agreement   between  the
                      Company  and  certain of its  officers  and key  employees
                      (incorporated by reference to Exhibit (10) (d) (3) to the 1990 Annual Report).

(10) (s)*             Guilford Mills,  Inc. Excess Benefit Plan (incorporated by reference to Exhibit (10) (a) to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 1996 ("12/29/96 10-Q")).

(10) (t)*             Guilford  Mills,   Inc.  Trust  for  Non-Qualified   Plans
                      (incorporated by reference to Exhibit (10) (b) to the 12/29/96 10-Q).

(10) (u)*             Guilford Mills,  Inc. Senior Managers' Life Insurance Plan
                      and  related  Plan  Agreement  (incorporated  by reference to Exhibit (10) (r) to the Annual  Report on Form 10-K for
                      the  fiscal  year  ended  June 28,   1992  ("1992   Annual
                      Report")).

(10) (v)*             Guilford  Mills,  Inc.  Senior   Managers'  Pre-Retirement
                      Life Insurance  Agreement  (incorporated  by  reference to
                      Exhibit (10) (s) to the 1992 Annual Report).

(10) (w)*             Guilford   Mills,   Inc.  Senior  Managers'   Supplemental
                      Retirement Plan and related Plan Agreement (incorporated by reference to Exhibit (10) (t) to the 1992 Annual
                      Report).

(10) (x)*             Form  of  Severance  Agreement  between  the  Company  and certain of its officers and employees (incorporated by reference to Exhibit (10) (u) to the 1992 Annual Report).

(10) (y)*             Form of  Amendment  to  Severance  Agreement  between  the
                      Company  and  certain  of   its  officers   and  employees
                      (incorporated by reference to Exhibit (10) (v) to the 1994
                      Annual Report).

(10) (z)*             Form of Second  Amendment to Severance  Agreement  between the  Company  and  certain  of its officers and  employees
                      (incorporated by reference to Exhibit (10) (w) to the 1994
                      Annual Report).

(10) (a)(a)*          Form  of  Amendment  to  Severance  Agreement  between the
                      Company and certain of its officers and employees.

(10) (b)(b)           Stockholders'  Agreement,  dated  as  of April 30, 1991 by and  among  the  Company,  Maurice  Fishman and Charles A.
                      Hayes (the "1991  Stockholders'  Agreement") (incorporated
                      by   reference  to  Exhibit  (10)  (e)  to  the  Company's
                      Annual  Report on  Form 10-K  for  the  fiscal  year ended
                      June 30, 1991).

(10) (c)(c)           Amendment,  dated June 29, 1994, to the 1991 Stockholders'
                      Agreement  (incorporated  by  reference  to  Exhibit  (10)
                      (y) to the 1994 Annual Report).

(10) (d)(d)           Second  Amendment,  dated  January  1, 1995, to  the  1991
                      Stockholders' Agreement, (incorporated by reference to Exhibit (10)(y) to the Company's Annual Report on Form
                      10-K  for  the  fiscal  year  ended  October 1, 1995  (the
                      "1995 Annual Report")).

(10) (e)(e)           Third   Amendment,  dated  June  22,  1995,  to  the  1991
                      Stockholders' Agreement (incorporated by reference to Exhibit(10)(z) to the 1995 Annual Report).

(10) (f)(f)           Fourth   Amendment,  dated   May  23,  1997, to  the  1991
                      Stockholders'   Agreement  (incorporated  by  reference to
                      Exhibit (10)(e) to the 6/29/97 10-Q).

(10) (g)(g)           Fifth  Amendment,  dated   June  22,  1999,  to  the  1991
                      Stockholders'   Agreement  (incorporated  by  reference to
                      Exhibit (10)(b) to the 7/4/99 10-Q).

(10) (h)(h)           Stockholders'  Agreement,  dated as of June 22,  1990,  by
                      and   among   the  Company,  Charles   A.  Hayes,   George
                      Greenberg and  Maurice  Fishman  (the "1990  Stockholders'
                      Agreement")  (incorporated  by  reference  to Exhibit (10)
                      (f) to the 1990 Annual Report).

(10) (i)(i)           Amendment,    dated   January   1,  1995,   to  the   1990
                      Stockholders' Agreement (incorporated by reference to Exhibit (10) (b)(b) to the 1995 Annual Report).

(10) (j)(j)           Second  Amendment,  dated  June  22,  1995,  to  the  1990
                      Stockholders' Agreement (incorporated by reference to Exhibit (10)(c)(c) to the 1995 Annual Report).

(10) (k)(k)           Third  Amendment,   dated  May  23,  1997,  to   the  1990
                      Stockholders' Agreement (incorporated by reference to Exhibit (10)(d) to the 6/29/97 10-Q).

(10) (l)(l)           Fourth   Amendment,  dated  June  22,  1999,  to  the 1990
                      Stockholders' Agreement (incorporated by reference to Exhibit (10)(c) to the 7/4/99 10-Q).

(10) (m)(m)*          Summary  of Short Term  Incentive  Plan  (incorporated  by reference  to  Exhibit  (10)  (f)(f) to  the  1997  Annual
                      Report).

(10) (n)(n)*          Management   Compensation   Trust  Agreement  between  the
                      Company  and  North  Carolina  Trust Company dated July 1,
                      1991 (incorporated by reference to Exhibit (10) (y) to the 1992 Annual Report).

(10)(o)(o)* Amendment to the Management Compensation Trust Agreement between the Company and North Carolina Trust Company dated April 1, 1992 (incorporated by reference to Exhibit (10) (z) to the 1992 Annual Report).

(10) (p)(p)*          Second  Amendment  to  the Management  Compensation  Trust
                      Agreement  between  the  Company and  North Carolina Trust
                      Company dated  July 1, 1992 (incorporated  by reference to
                      Exhibit (10) (a) (a) to the 1992 Annual Report).

(10) (q)(q)           Revolving Credit Agreement,  dated  September 26, 1995, by and  between  the  Company, as borrower,  Gold Mills, Inc.
                      as Guarantor, and the banks listed therein (incorporated by reference to Exhibit (10)(I) (i) to the 1995 Annual
                      Report).

(10) (r)(r)           First  Amendment  to  Revolving  Credit  Agreement,  dated
                      May 5, 1999, by and between the Company, as borrower, and Gold Mills, Inc., Raschel Fashion Interknitting, Ltd.
                      and Curtains and Fabrics, Inc., as guarantors, and the banks listed therein (the "Credit Agreement")(incorporated by reference to Exhibit (10)(a) to the 7/4/99 10-Q).

(10) (s)(s)           Second  Amendment, dated  November 19, 1999, to the Credit
                      Agreement.


(10) (t)(t)*          Amended and Restated Employment Agreement,  dated February
                      25, 1998,  by  and  among  Raschel Fashion  Interknitting,
                      Ltd.,  Hofmann  Laces,  Ltd.,  Curtains and Fabrics,  Inc.
                      and  Bruno  Hofmann  (incorporated by reference to Exhibit
                      (10) (a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1998).

(10) (u)(u)           Stock  Purchase  Agreement,  dated August 6, 1999, between
                      Victor Posner and Guilford Mills, Inc.

(13) Annual Report to Stockholders of the Company for the fiscal year ended October 3, 1999 (only those portions of such report incorporated by reference to the Annual Report on Form 10-K are filed herewith).

(21)                  Subsidiaries of the Registrant.

(23)                  Consent of Independent Public Accountants.

(27)                  Financial Data Schedule.

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

                                       GUILFORD MILLS, INC.

                                      By:    /s/ Terrence E. Geremski
                                             ------------------------
                                                 Terrence E. Geremski
                                                 Executive  Vice  President  and
                                                 Chief Financial Officer

Dated:  December  22, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  SIGNATURE                     TITLE                         DATE
  ---------                     -----                         ----

                             Chairman of the Board
                             of Directors and Chief
                             Executive Officer
                             (Principal Executive
/s/ Charles A. Hayes         Officer)                       December 22, 1999
------------------------
Charles A. Hayes

                              Director; President
                              and Chief Operating
/s/ John A. Emrich            Officer                       December 22, 1999
------------------------
John A. Emrich

                              Director;  Executive
                              Vice  President  and
                              Chief Financial Officer
                              (Principal Financial and
/s/ Terrence E. Geremski       Accounting Officer)          December 22, 1999
-------------------------
Terrence E. Geremski

                                Vice Chairman of the
/s/ George Greenberg            Board of Directors          December 22, 1999
-------------------------
George Greenberg


/s/ Tomokazu Adachi              Director                   December 22, 1999
------------------------
Tomokazu Adachi


/s/ Donald B. Dixon              Director                   December 22, 1999
-------------------------
Donald B. Dixon


/s/ Paul G. Gillease             Director                   December 22, 1999
-------------------------
Paul G. Gillease


/s/ Stephen C. Hassenfelt        Director                    December 22, 1999
--------------------------
Stephen C. Hassenfelt

  SIGNATURE                     TITLE                         DATE
  ---------                     -----                         ----

/s/ Bruno Hofmann               Director                     December 22, 1999
--------------------------
Bruno Hofmann


/s/ Sherry R. Jacobs            Director                     December 22, 1999
--------------------------
Sherry R. Jacobs


                                Director                     December 22, 1999
---------------------------
Stig A. Kry


/s/ Grant M. Wilson             Director                     December 22, 1999
----------------------------
Grant M. Wilson


                                Director                     December 22, 1999
----------------------------
Jacobo Zaidenweber

                           INDEX TO FORM 10-K SCHEDULE


Report of Independent Public Accountants................................... F-1

Schedule II - Analysis of Valuation and Qualifying Accounts for the Years
Ended October 3, 1999, September 27, 1998 and September 28, 1997........... F-2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Stockholders and Board of Directors of Guilford Mills, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements included in the Guilford Mills, Inc. Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 11, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule on page F-2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                  /s/ Arthur Andersen LLP
                                                  -----------------------
                                                      ARTHUR ANDERSEN LLP

Greensboro, North Carolina,
November 11, 1999.

                              GUILFORD MILLS, INC.

                                   SCHEDULE II
                            ANALYSIS OF VALUATION AND
   Qualifying Accounts For the Years Ended October 3, 1999, September 27, 1998
                             and September 28, 1997
                                 (In Thousands)


                                       Additions
                             Balance   Charged to
                            Beginning   Cost and                    Balance End
                            of Period   Expenses  Deductions  Other  of Period
                          ------------ ---------- ----------  -----   ---------
                                                      (1)      (2)

For the Year Ended
September 28, 1997:
  Reserve deducted from
  assets to which it
  applies -
    Allowance for doubtful
    accounts..............   $9,487     $3,262     $(3,303)     $42    $9,488
                             ======     ======     ========     ====   ======

For the Year Ended
September 27, 1998:
  Reserve deducted from
  assets to which it
  applies -
    Allowance for doubtful
    accounts...............  $9,488     $2,578     $(2,564)    $(52)   $9,450
                             =======    ======     ========    =====   ======

    Restructuring reserve...    --      $2,962       $(286)      --    $2,676
                             =======    =======    ========     =====  =======

For  the Year Ended
October 3, 1999:
  Reserve deducted from
  assets to which it
  applies -
    Allowance for doubtful
     accounts..............  $9,450    $15,344     $(7,442)     $41   $17,393
                             ======    =======     ========    =====  =======

    Restructuring reserve... $2,676       --       $(2,676)      --      --
                             ======    =======     ========    =====  =======


(1) Deductions are for the purpose for which the reserve was created. Fiscal 1999 includes reversal of $470 of excess reserve into income.
(2) Other amounts represent the effect of exchange rate fluctuations and the purchase of a business.