Form 10-Q
period 2000-01-02
GUILFORD MILLS INC
filed 2000-02-15
CIK 44471

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended January 2, 2000

                                       OR

         [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from                to
                                                -------------     ------------
                          Commission File Number 1-6922

                              GUILFORD MILLS, INC.
               ---------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Delaware                                   13-1995928

           -------------------------------      -------------------------------
           (State or other jurisdiction of      (I.R.S. Employer Identification
            incorporation or organization)       number)


                 4925 West Market Street, Greensboro, N.C. 27407
                ------------------------------------------------
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code - (336) 316-4000

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


                  Number of shares of common stock outstanding
                         at January 2, 2000 - 19,194,295

                              GUILFORD MILLS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JANUARY 2, 2000


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by Guilford Mills, Inc. (the "Company" or "Guilford"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Condensed Consolidated Balance Sheet as of October 3, 1999 has been taken from the audited financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the year ended October 3, 1999.

The condensed consolidated financial statements included herein reflect all adjustments (none of which are other than normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the information included. For comparative purposes, certain amounts have been reclassified to conform with fiscal 2000 presentation. The following condensed consolidated financial statements are included:


         Consolidated  Statements of Income for the thirteen weeks ended January
           2, 2000 and the fourteen weeks ended January 3, 1999

         Condensed Consolidated Balance Sheets as of January 2, 2000 and
           October 3, 1999

         Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended January 2, 2000 and the fourteen weeks ended January 3, 1999

         Condensed Notes to Consolidated Financial Statements


                              Guilford Mills, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                  For the Thirteen Weeks Ended January 2, 2000
                  and the Fourteen Weeks Ended January 3, 1999
                      (In thousands except per share data)
                                   (Unaudited)


        ------------------------------------------------------------------------
                                                    January 2,      January 3,
                                                       2000           1999
                                                    (13 Weeks)     (14 Weeks)
        ------------------------------------------------------------------------
        NET SALES                                 $  206,502      $  214,913
        ------------------------------------------------------------------------

        COSTS AND EXPENSES:
             Cost of goods sold                      175,563         179,715
             Selling and administrative               25,808          27,002
        ------------------------------------------------------------------------
                                                     201,371         206,717
        ------------------------------------------------------------------------

        OPERATING INCOME                               5,131           8,196
        INTEREST EXPENSE                               4,471           4,127
        OTHER (INCOME) EXPENSE, NET                   (4,084)            519
        ------------------------------------------------------------------------
        INCOME BEFORE INCOME TAX PROVISION             4,744           3,550

        INCOME TAX PROVISION                           1,717           1,187
        ------------------------------------------------------------------------
        NET INCOME                                $    3,027      $    2,363
        ========================================================================
        NET INCOME PER SHARE:
             Basic                                $     0.16      $     0.10
             Diluted                                    0.16            0.10
        ------------------------------------------------------------------------

        DIVIDENDS PER SHARE                       $     0.11      $     0.11
        ------------------------------------------------------------------------

          See accompanying condensed notes to consolidated financial statements.



                              Guilford Mills, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       January 2, 2000 and October 3, 1999
                                 (In thousands)

        ------------------------------------------------------------------------
                                                        January 2,    October 3,
                                                           2000          1999
                                                       (Unaudited)
        ------------------------------------------------------------------------
        ASSETS
        Cash and cash equivalents                         $ 18,497    $  22,554
        Short-term investments                               1,585           --
        Accounts receivable, net                           155,863      160,071
        Inventories                                        144,418      136,772
        Other current assets                                24,310       19,344
        ------------------------------------------------------------------------
                      Total current assets                 344,673      338,741
        ------------------------------------------------------------------------
        Property, net                                      312,309      312,415
        Other assets                                       100,153      102,275
        ------------------------------------------------------------------------
                      Total assets                        $757,135    $ 753,431
        ========================================================================
        LIABILITIES
        Short-term borrowings                             $137,057    $ 112,009
        Current maturities of long-term debt                   528          532
        Other current liabilities                           77,116       98,540
        ------------------------------------------------------------------------
                      Total current liabilities            214,701      211,081
        ------------------------------------------------------------------------
        Long-term debt                                     145,899      146,137
        Other liabilities                                   56,164       55,268
        ------------------------------------------------------------------------
                      Total long-term liabilities          202,063      201,405
        ------------------------------------------------------------------------

        STOCKHOLDERS' INVESTMENT
        Common stock                                           655          655
        Capital in excess of par                           120,532      120,532
        Retained earnings                                  364,728      363,812
        Accumulated other comprehensive loss               (14,030)     (12,279)
        Other stockholders' investment                    (131,514)    (131,775)
        ------------------------------------------------------------------------
                       Total stockholders' investment      340,371      340,945
        ------------------------------------------------------------------------
                       Total liabilities and stockholders'
                            investment                    $757,135    $ 753,431
        ========================================================================

         See accompanying condensed notes to consolidated financial statements.




                              Guilford Mills, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Thirteen Weeks Ended January 2, 2000
                  and the Fourteen Weeks Ended January 3, 1999
                                 (In thousands)
                                   (Unaudited)


        ------------------------------------------------------------------------
                                                        January 2,    January 3,
                                                           2000          1999
                                                        (13 Weeks)    (14 Weeks)
        ------------------------------------------------------------------------
        CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                     $   3,027    $   2,363
             Depreciation and amortization                 16,857       17,100
             Other adjustments to net income, net          (3,196)        (101)
         Net changes in operating assets and liabilities  (30,164)     (11,965)
        ------------------------------------------------------------------------
                Net cash (used in) provided by operating
                    activities                            (13,476)       7,397
        ------------------------------------------------------------------------
        CASH FLOWS FROM INVESTING ACTIVITIES:
            Additions to property                         (14,868)     (15,702)
            Other investing activities, net                 1,671        1,792
        ------------------------------------------------------------------------
                Net cash used in investing activities     (13,197)     (13,910)
        ------------------------------------------------------------------------
        CASH FLOWS FROM FINANCING ACTIVITIES:
            Short-term borrowings, net                     24,978       23,278
            Payments of long-term debt                       (219)    (162,308)
            Proceeds from issuance of long-term debt,
              net of deferred financing costs paid             --      140,233
            Purchases of treasury shares                       --       (2,600)
            Other financing activities, net                (2,111)      (2,700)
        ------------------------------------------------------------------------
                Net cash  provided by (used in)
                    financing activities                   22,648       (4,097)
        ------------------------------------------------------------------------
        EFFECT OF EXCHANGE RATE CHANGES ON CASH
           AND CASH EQUIVALENTS                               (32)         (76)
        ------------------------------------------------------------------------
        NET DECREASE IN CASH AND CASH EQUIVALENTS          (4,057)     (10,686)
            EQUIVALENTS

        BEGINNING CASH AND CASH EQUIVALENTS                22,554       30,447
        ------------------------------------------------------------------------
        ENDING CASH AND CASH EQUIVALENTS                $  18,497    $  19,761
        ------------------------------------------------------------------------

        See accompanying condensed notes to consolidated financial statements.



                              GUILFORD MILLS, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 January 2, 2000
                        (In thousands except share data)
                                   (Unaudited)


1. Reclassifications -- For comparative purposes, certain amounts for fiscal 1999 have been reclassified to conform to the fiscal 2000 presentation.

2. Seasonal Fluctuations -- Results for any portion of a year are not necessarily indicative of the results to be expected for a full year, due to seasonal aspects of the textile industry.

3. Foreign Currency Translation -- The Company has a majority-owned foreign subsidiary that operates in Mexico. During the Company's first quarter in fiscal 1999, the economy in Mexico was considered highly inflationary and the financial results for the Company's Mexican subsidiary were remeasured. Remeasurement adjustments are included in the results of operations along with transaction gains and losses for the period. Effective with the Company's second quarter in fiscal 1999, Mexico's economy was no longer considered highly inflationary and the financial results for the Company's Mexican subsidiary have been translated. Translation gains or losses are reflected in the stockholders' investment section of the balance sheet in accumulated other comprehensive loss.

4. Per Share Information -- Basic earnings per share information has been computed by dividing net income by the weighted average number of shares of common stock, par value $.02 per share, outstanding during the periods presented. The weighted average shares used in computing basic net income for the thirteen weeks ended January 2, 2000 and the fourteen weeks ended January 3, 1999 were 18,899,000 and 22,831,000, respectively.

Diluted earnings per share information also considers the dilutive effect of stock options and restricted stock grants. The weighted average shares used in computing diluted net income per share for the thirteen weeks ended January 2, 2000 and the fourteen weeks ended January 3, 1999 were 18,911,000 and 22,852,000, respectively.

The difference between the number of weighted average shares used to calculate basic and diluted earnings per share was due entirely to the number of outstanding stock options and restricted stock. During the periods ended January 2, 2000 and January 3, 1999, outstanding stock options and shares of restricted stock of 2,019,000 and 1,604,000, respectively, were antidilutive and not included in the calculation of diluted net income per share.

The Company has authorized 1,000,000 shares of $1 par preferred stock. As of January 2, 2000 and October 3, 1999, no such shares were issued.

5. Inventories -- Inventories are carried at the lower of cost or market. Cost is determined by using the LIFO (last-in, first-out) method for the majority of inventories. Cost for all other inventories has been determined principally by the FIFO (first-in, first-out) method.

Inventories at January 2, 2000 and October 3, 1999 consisted of the following:


                                               January 2,          October 3,
                                                 2000                 1999
                                          ------------------   -----------------
 Finished Goods                               $  39,806            $  45,143
 Raw Materials and work in process              108,759               96,527
 Manufacturing supplies                           8,076                8,056

                                          ------------------   -----------------

 Total inventories valued at FIFO cost          156,641              149,726
 Less - Adjustments to reduce FIFO cost
       to LIFO cost, net                        (12,223)             (12,954)
                                          ------------------   -----------------

      Total inventories                       $ 144,418            $ 136,772
                                          ==================   =================

6. Accumulated Depreciation -- Accumulated depreciation at January 2, 2000 and October 3, 1999 was $512,132 and $497,871, respectively.

7. Comprehensive Income -- For the thirteen weeks ended January 2, 2000 and the fourteen weeks ended January 3, 1999, total comprehensive income was $1,276 and $1,307, respectively. Included in total comprehensive income for the first quarter was net income of $3,027 and $2,363, respectively, and foreign currency translation losses of $1,751 and $1,056, respectively.


8. Financial Instruments -- During fiscal 2000, the Company adopted a policy to manage the exposure related to sales denominated in the Euro through the use of forward exchange contracts. The duration of these contracts is less than 12 months and attempts to match the anticipated receivable collections. For the period ended January 2, 2000 realized gains totaled $292. At January 2, 2000 the nominal amount of the remaining contracts was $39,794 and unrealized mark-to-market gains, recorded in other current assets in the balance sheet, were $1,826. These transactions do not qualify as hedges and, as a result, changes in the fair value of the contracts are recorded as other income in the statement of income.


9. Segment Information -- Segment information as of January 2, 2000 and January 3, 1999 was as follows:

                                                   HOME
AS OF JANUARY 2, 2000    APPAREL    AUTOMOTIVE    FASHIONS    OTHER      TOTAL
                        ---------   -----------  ----------- --------  --------
External sales           $74,743     $95,512       $25,548    $10,699  $206,502
Intersegment sales                                             28,657    28,657
Operating profit          (2,201)      7,586        (1,357)     1,103     5,131
Interest expense                                                          4,471
Other income, net                                                        (4,084)
Income before
   income taxes                                                           4,744
                        ========== ============  ============ ========= ========

AS OF JANUARY 3, 1999
External sales           $81,222     $88,832       $33,196    $11,663  $214,913
Intersegment sales                                             32,126    32,126
Operating profit             964       7,507         1,345     (1,620)    8,196
Interest expense                                                          4,127
Other expense, net                                                          519
Income before
   income taxes                                                           3,550
                        ========== ============  ============ ========= ========

10. Other income -- Other income for the first quarter of fiscal 2000 included the hedging gain of $2,118 comprised of $1,826 of mark-to-market gain and $292 of realized gain and a $3,048 gain from stock received from two of the Company's insurance carriers that demutualized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------

The first quarter of fiscal 2000 consisted of thirteen weeks. The first quarter of fiscal 1999 had fourteen weeks.

Net sales for the first quarter of fiscal 2000 were $206.5 million, a decrease of $8.4 million, or 3.9% from net sales of $214.9 million for the comparable period of the prior year.

Sales in the Automotive segment increased 7.5% in the first quarter of fiscal 2000 to $95.5 million as compared to $88.8 million for the same quarter in the prior year. The Company continued to experience strong U.S. automotive fabric sales increases partially as a result of the increased North American automobile production. U. S. bodycloth sales dramatically improved as the Company supplied bodycloth for several popular models and continued to grow market share. In addition, the return of a major customer program in Mexico increased year over year sales. Partially offsetting the sales growth were certain foreign currency exposures and unfavorable product mix changes within the U.K. operations.

Apparel segment sales for the first quarter ended January 2, 2000 declined 8.0% to $74.7 million from $81.2 million in the comparable quarter of the prior year. Sales of elastics/intimate apparel, including lace products, continued to grow during the quarter as a result of the Company's relationship with the major branded manufacturers who have done well at the retail level. Ready-to-wear fabric sales also increased due to sales emphasis on warp knitted suedes and circular knits. These increases were more than offset by a decline in swimwear sales as a result of financial difficulties and inventory adjustments by certain of our customers. Mature commodity fabric (linings, sleepwear and robewear) sales declined due primarily to lower sales to a major customer who filed bankruptcy late in fiscal 1999.

Home Fashions segment sales for the quarter decreased 22.9% to $25.5 million from $33.2 million in the first quarter of the prior year. This sales decrease was primarily due to sales of the cotton jersey knit sheets in fiscal 1999, which the Company exited in the first quarter of fiscal 1999 because of below cost imports. There was also lower demand for window curtains due to low cost imports.

First quarter sales in the Other segment, which includes specialty fabrics and fibers, declined 8.5% to $10.7 million as compared to $11.7 million in the first quarter of the previous year. This decline was primarily attributable to a decrease in the sales volume of hook and loop closure fabrics in the European market due to continued resourcing to a local supplier. Additionally, sales declined due to fiscal 1999 inventory sales of nylon fiber, which the Company ceased to produce during the first quarter of fiscal 1999.

Gross margin for the first quarter of fiscal 2000, decreased to $30.9 million or 15.0% of net sales, from $35.2 million or 16.4% of net sales, for the same quarter a year ago. The decrease was predominately the result of the sales volume declines in the Apparel, Home Fashions and Other segments, which also caused under-utilization of capacity in certain facilities. Conversely, the growth of the U.S. Automotive business has created operating inefficiencies associated with continuous seven day production and capacity constraints. In addition, the strength of the British sterling disadvantaged the Company's U.K. operations in the European marketplace and negatively impacted sales and margin. However the forward exchange contracts that the Company entered into to hedge this exposure, generated income during the first quarter of fiscal 2000. This income was included in other income. Raw material price increases have been minimal. The first quarter of fiscal 1999 included non-recurring operating inefficiencies related to the closing of a yarn production facility in Georgia.

Selling and administrative expenses were $25.8 million or 12.5% of net sales, compared to $27.0 million or 12.6% of net sales, for the same quarter a year ago. The decrease from prior year was due primarily to cost reductions and fewer markdown allowances in the Home Fashions segment. Partially offsetting these savings were severance costs of $1.2 million associated with a recent downsizing in our apparel segment.

Interest expense for the first quarter was $4.5 million compared to $4.1 million for the first quarter last year. The increase in interest expense was attributable to an overall increase in the level of debt and a full quarter's effect of interest on private placement debt, which replaced lower rate borrowings during the first quarter of fiscal 1999.

For the quarter ended January 2, 2000, other income, net was $4.1 million compared to other expense, net, of $0.5 million for the prior year's comparable period. Included in other income for the current year were foreign currency hedging gains of $2.1 million and insurance demutualization gains of $3.0 million. Subsequent to January 2, 2000, a gain of $2.2 million has been realized as a result of additional stock received in demutualizations.

The income tax provision for the first quarter of fiscal 2000 was $1.7 million, or 36.2% of income before income taxes, compared to $1.2 million, or 33.4% of income before income taxes for the same period a year ago. The estimated effective tax rate for fiscal 2000 increased as a result of a reduction in tax credits and foreign sales commission as compared to fiscal 1999.

For the quarter ended January 2, 2000, net income was $3.0 million, or $.16 per diluted share, compared to net income of $2.4 million, or $.10 per diluted share, for the same quarter a year ago.

Liquidity and Capital Requirements
----------------------------------

At January 2, 2000, working capital was $130.0 million compared to $127.7 million at October 3, 1999. The increase in working capital was primarily the result of higher inventory, due to the increased Automotive volume and a build in Apparel for orders or forecasts which were not shipped. Working capital also increased as a result of an increase in other current assets for prepaid taxes and the unrealized portion of the hedging gain, and a decrease in other current liabilities due to payments of certain compensation accruals. Partially offsetting these changes was a decrease in accounts receivable.

The Company intends to maintain the annual capital expenditures near the depreciation expense. However, during the Company's second quarter of fiscal 2000 and for the next fiscal year, capital expenditures are expected to be slightly above depreciation expense due to the Company's expansion into Mexico.

The Company maintains flexibility with respect to its seasonal working capital needs through a committed revolving credit facility of $150 million and its continued access to other traditional sources of funds, including uncommitted lines of credit aggregating $120 million, and the ability to receive advances against its factored accounts receivable. At January 2, 2000, borrowing availability against the Company's revolving credit facility was $100 million and availability under its uncommitted bank lines of credit was $41.9 million. The Company plans to renew the revolving credit facility, which expires at the end of fiscal 2000. The textile industry is experiencing a tightening in lending due principally to lower reported earnings. The Company expects the new revolving credit facility to have higher effective interest rates than under the Company's current facility. This new revolving credit facility is expected to be in place in the third quarter of fiscal 2000. Management believes that the Company's financial position and operating performance will continue to provide the Company with the ability to obtain necessary capital from the appropriate financial markets.

Contingencies and Future Operations
-----------------------------------

Since January 1992, the Company has been involved in discussions with the United States Environmental Protection Agency ("EPA") regarding remedial actions at its Gold Mills, Inc. ("Gold") facility in Pine Grove, Pennsylvania which was acquired in October 1986. Between 1988 and 1990, the Company implemented a number of corrective measures at the facility in conjunction with the Pennsylvania Department of Environmental Resources. Subsequently, through negotiations with the EPA, Gold entered into a Final Administrative Consent Order, effective October 14, 1992. Pursuant to such order, Gold has performed
(i) certain measures designed to prevent any potential threats to the environment at the facility and (ii) an investigation to fully determine the nature of any release of hazardous substances at the facility. In addition, upon instruction by the EPA, Gold will conduct a study to evaluate alternatives for any corrective action which may be necessary at the facility. The failure of Gold to comply with the terms of the Consent Order may result in the imposition of monetary penalties against Gold.

During fiscal 1992, the Company received a Notice of Violation from the North Carolina Division of Environmental Management concerning ground water contamination on or near one of its facilities. The Company voluntarily agreed to allow the installation of monitoring wells at the site, but denies that such contaminants originated from the Company's operations or property. The Company has removed all underground storage tanks at all its U.S. facilities.

At January 2, 2000, environmental accruals amounted to $4.0 million of which $3.0 million was non-current and was included in other non-current liabilities in the accompanying balance sheet.

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

On April 9, 1999, defendants filed a motion to dismiss the Consolidated Complaint. On July 21, 1999, the Court entered an order dismissing all claims against one of the Company's officers but denied the motion to dismiss of the Company and the remaining individual defendant (Bruno Hofmann).

Plaintiffs filed their Second Amended Complaint on September 7, 1999, and defendants answered the Second Amended Complaint on September 24, 1999.

On November 1, 1999, plaintiffs filed a motion seeking to certify a plaintiff class consisting of all persons or entities who purchased the common shares of the Company from January 20, 1998 through October 26, 1998 inclusive. The Company intends to vigorously defend the lawsuits.

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

Year 2000
---------

The Company previously had reported concerns resulting from the possible inability of internal and external computer systems and applications to recognize and process data pertaining to years after 1999. At this time, the Company has neither experienced, nor expects to experience, any material Year 2000 problems impacting the production or delivery of Guilford's products or internal or external business interruptions. In preparing for Year 2000 readiness, the Company spent $1.4 million and does not foresee any material additional expenditures. The Company will continue to monitor for potential Year 2000 problems.


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk for changes in interest rates and foreign currency exchange rates and has limited exposure to commodity price risk. The Company does not hold or issue any financial instruments for trading purposes. During the period ended January 2, 2000, the Company did not experience any material changes with respect to its sensitivity or management of interest rate or commodity price risk. However, the Company is subject to foreign currency risk primarily related to sales and expenditures and other transactions denominated in foreign currencies and investments in foreign subsidiaries. The Company manages the exposure related to this risk through forward exchange contracts with durations generally less than 12 months. The changes in the market value of such contracts have a high correlation to the price changes in the currency of the related hedged or anticipated transactions to which they relate. On January 2, 2000, the Company had the following outstanding foreign currency forward contracts:



          (1)             (2)            (3)             (4)             (5)
        Forward
       Currency         Nominal         Average                         Gain
       Contracts         Amount          Rate         Fair Value       (Loss)

 (Hedge of Firm Commitments) (In thousands)
 -------------------------------------------------------------------------------
 Receive U.S. Dollar/Pay British Pound
                           14,819        1.6240         14,870            51
 -------------------------------------------------------------------------------

 Receive German Deutsche Marks/ Pay U.S. Dollar
                              113        1.8607            109            (4)
 -------------------------------------------------------------------------------

 Receive Euro/Pay Mexican Peso
                              480       12.3695            420           (60)
 -------------------------------------------------------------------------------

 (Hedge of Anticipatory Commitments) (In thousands)
 -------------------------------------------------------------------------------

 Receive British Pound/Pay Euro
                           39,794        0.6578         41,620         1,826
 -------------------------------------------------------------------------------

(1)      Contracts generally mature within 12 months
(2)      Nominal contract amount as reflected in the underlying contract
(3) Weighted average contract rates represent the rates of exchange as reflected in the underlying contract
(4) Fair value equals the contract amount presented in U.S. dollar equivalents based upon the January 2, 2000 exchange rates obtained from brokers or referenced from publicly available market information
(5)      Gain/(loss) on firm commitments represents the  net unrecognized  gain/
         (loss)  based   upon  the  January  2,  2000  exchange  rate.  Gain  on
         anticipatory commitments represents the unrealized gain in other income based upon the January 2, 2000 exchange rate.


                           PART II. OTHER INFORMATION
                           ---------------------------

Item 1. Legal Proceedings. Reference is made to Item 3 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1999, which item is incorporated herein by reference, as modified by this report on Form 10-Q.

Items 2 - 3.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders. The Company's fiscal 1999 Annual Meeting of Stockholders was held on February 3, 2000. At such meeting, the stockholders elected Tomokazu Adachi, John A. Emrich, Bruno Hofmann, Sherry R. Jacobs and Stig A. Kry to serve as directors for a three-year term expiring at the first annual meeting of stockholders held after the Company's 2002 fiscal year. At the same meeting the stockholders also ratified the selection of Arthur Andersen LLP as independent auditors for the fiscal year ending October 1, 2000. The number of votes cast for, against or withheld, as well as the number of abstentions, as the case may be, with respect to each matter voted upon at the fiscal 1999 Annual Stockholders' Meeting is set forth below:

(1)      Election of Directors

              Director                    Votes For          Votes Withheld
              --------                    ---------          --------------
              Tomokazu Adachi            15,571,105               582,589
              John A. Emrich             15,893,681               260,013
              Bruno Hofmann              15,825,476               328,218
              Sherry R. Jacobs           15,878,098               275,596
              Stig A. Kry                15,799,647               354,047


(2)      Ratification of Selection of Auditors

              Votes For              Votes Against             Abstentions
              ---------              -------------             -----------
              16,102,266                    19,202                  32,225



Item 5.  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.
(a)      Exhibits:
   (3)   By-laws of the Company, as amended through January 1, 2000
  (10)*  Amendments to the Guilford Mills, Inc. 1991 Stock Option Plan

   *Represents a compensatory plan or arrangement

(b) Reports on Form 8-K.  Not Applicable

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 GUILFORD MILLS, INC.
                                                 (Registrant)


Date:   February 15, 2000                        By:  /s/ Terrence E. Geremski
                                                 -----------------------------
                                                 Terrence E. Geremski
                                                 Executive Vice President/
                                                 Chief Financial Officer

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 GUILFORD MILLS, INC.
                                                 (Registrant)





Date:   February 15, 2000                        By:
                                                 -----------------------
                                                 Terrence E. Geremski
                                                 Executive Vice President/
                                                 Chief Financial Officer