Form 10-Q
period 2000-04-02
GUILFORD MILLS INC
filed 2000-05-17
CIK 44471

 SECOND QUARTER 2000 FORM 10Q

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended April 2, 2000

OR

   [      ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ______________ to ______________

Commission File Number 1-6922

GUILFORD MILLS, INC.

(Exact name of Registrant as specified in its charter)

                           Delaware                                              13-1995928
         _________________________         ____________________________
         (State or other jurisdiction of              (I.R.S. Employer Identification
         incorporation or organization)                           number)

4925 West Market Street, Greensboro, N.C. 27407

(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code - (336) 316-4000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Number of shares of common stock outstanding
at April 2, 2000 – 19,194,295

GUILFORD MILLS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 2, 2000

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by Guilford Mills, Inc. (the “Company” or “Guilford”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Condensed Consolidated Balance Sheet as of October 3, 1999 has been taken from the audited financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K for the year ended October 3, 1999.

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

              Consolidated Statements of Income for the thirteen weeks ended
              April 2, 2000 and April 4, 1999

              Consolidated Statements of Income for the twenty-six weeks ended
              April 2, 2000 and the twenty-seven weeks ended April 4, 1999

              Condensed Consolidated Balance Sheets as of April 2, 2000 and
              October 3, 1999

              Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended
              April 2, 2000 and the twenty-seven weeks ended April 4, 1999

              Condensed Notes to Consolidated Financial Statements

                              Guilford Mills, Inc.
                       CONSOLIDATED STATEMENTS OF INCOME
          For the Thirteen Weeks Ended April 2, 2000 and April 4, 1999
                      (In thousands except per share data)
                                  (Unaudited)

       -----------------------------------------------------------------------
                                                       April 2,       April 4,
                                                         2000           1999
       -----------------------------------------------------------------------

        Net Sales                                    $ 211,089       $ 218,270

        Costs and Expenses:
                 Cost of goods sold                    178,380         181,151
                 Selling and administrative             25,881          25,616
        -----------------------------------------------------------------------
                                                       204,261         206,767
        -----------------------------------------------------------------------

        Operating Income                                 6,828          11,503
        Interest Expense                                 4,692           4,246
        Other (Income) Expense, Net                     (2,506)          1,111

        -----------------------------------------------------------------------
        Income Before Income Tax Provision               4,642           6,146

        Income Tax Provision                             1,868           1,391
        -----------------------------------------------------------------------
        Net Income                                   $   2,774       $   4,755
        -----------------------------------------------------------------------

        Net Income Per Share:
                 Basic                               $   0.15        $   0.21
                 Diluted                                 0.15            0.21
        -----------------------------------------------------------------------

        Dividends Per Share                          $   0.11        $   0.11
        -----------------------------------------------------------------------

          See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
                       CONSOLIDATED STATEMENTS OF INCOME
                For the Twenty-Six Weeks Ended April 2, 2000 and
                   the Twenty-Seven Weeks Ended April 4, 1999
                      (In thousands except per share data)
                                  (Unaudited)
        -----------------------------------------------------------------------
                                                       April 2,       April 4,
                                                         2000           1999
                                                      (26 Weeks)     (27 Weeks)
        -----------------------------------------------------------------------

        Net Sales                                    $ 417,591       $ 433,183

        Costs and Expenses:
                 Cost of goods sold                    353,943         360,866
                 Selling and administrative             51,689          52,618
        -----------------------------------------------------------------------
                                                       405,632         413,484
        -----------------------------------------------------------------------

        Operating Income                                11,959          19,699
        Interest Expense                                 9,163           8,373
        Other (Income) Expense, Net                     (6,590)          1,630

        -----------------------------------------------------------------------
        Income Before Income Tax Provision               9,386           9,696

        Income Tax Provision                             3,585           2,578
        -----------------------------------------------------------------------
        Net Income                                   $   5,801       $   7,118
        -----------------------------------------------------------------------

        Net Income Per Share:
                 Basic                               $   0.31        $   0.31
                 Diluted                                 0.31            0.31
        -----------------------------------------------------------------------

        Dividends Per Share                          $   0.22        $   0.22
        -----------------------------------------------------------------------

          See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        April 2, 2000 and October 3, 1999
                                 (In thousands)

        ----------------------------------------------------------------------
                                                 April 2,     October 3,
                                                   2000          1999
                                                (Unaudited)
        -----------------------------------------------------------------------
        Assets
        Cash and cash equivalents                $  15,614     $  22,554
        Short-term investments                         281            --
        Accounts receivable, net                   155,597       160,071
        Inventories                                151,243       136,772
        Other current assets                        21,226        19,344
        ----------------------------------------------------------------------
                 Total current assets              343,961       338,741
        ----------------------------------------------------------------------
        Property, net                              312,464       312,415
        Other assets                               100,636       102,275
        ----------------------------------------------------------------------
                 Total assets                    $ 757,061     $ 753,431
        ----------------------------------------------------------------------

        Liabilities
        Short-term borrowings                    $ 124,498     $ 112,009
        Current maturities of long-term debt           540           532
        Other current liabilities                   88,302        98,540
        ----------------------------------------------------------------------
                 Total current liabilities         213,340       211,081
        ----------------------------------------------------------------------
        Long-term debt                             145,650       146,137
        Other liabilities                           55,271        55,268
        ----------------------------------------------------------------------
                 Total long-term liabilities       200,921       201,405
        ----------------------------------------------------------------------

        Stockholders' Investment
        Common stock                                   655           655
        Capital in excess of par                   120,532       120,532
        Retained earnings                          365,391       363,812
        Accumulated other comprehensive loss       (12,570)      (12,279)
        Other stockholders' investment            (131,208)     (131,775)
        ----------------------------------------------------------------------
                 Total stockholders' investment    342,800       340,945
        ----------------------------------------------------------------------
                 Total liabilities and
                    stockholders' investment     $ 757,061     $ 753,431
        ----------------------------------------------------------------------

         See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Twenty-Six Weeks Ended April 2, 2000 and
                   the Twenty-Seven Weeks Ended April 4, 1999
                                 (In thousands)
                                   (Unaudited)

        ------------------------------------------------------------------------
                                                           April 2     April 4,
                                                            2000         1999
                                                          (26 Weeks)  (27 Weeks)
        ------------------------------------------------------------------------
       Cash Flows From Operating Activities:
         Net income                                          $  5,801  $  7,118
             Depreciation and amortization                     33,240    32,713
             Other adjustments to net income, net              (5,484)    5,157
         Net changes in operating assets and liabilities      (22,178)   (3,241)
        ------------------------------------------------------------------------
                Net cash provided by operating activities      11,379    41,747
        ------------------------------------------------------------------------
        Cash Flows From Investing Activities:
         Additions to property                                (31,303)  (31,728)
         Other investing activities, net                        5,532     3,821
        ------------------------------------------------------------------------
                Net cash used in investing activities         (25,771)  (27,907)
        ------------------------------------------------------------------------
        Cash Flows From Financing Activities:
         Short-term borrowings, net                            12,382     6,234
         Payments of long-term debt                              (699) (145,308)
         Proceeds from issuance of long-term debt, net of
            deferred financing costs paid                         229   140,233
         Purchases of treasury shares                              --    (9,248)
         Other financing activities, net                       (4,268)  (22,227)
        ------------------------------------------------------------------------
                Net cash  provided by (used in) financing
                    activities                                  7,644   (30,316)
        ------------------------------------------------------------------------
        Effect of Exchange Rate Changes on Cash and
           Cash Equivalents                                      (192)     (271)
        ------------------------------------------------------------------------
        Net Decrease In Cash and Cash Equivalents              (6,940)  (16,747)

        Beginning Cash and Cash Equivalents                    22,554    30,447
        ------------------------------------------------------------------------
        Ending Cash and Cash Equivalents                     $ 15,614  $ 13,700
        ------------------------------------------------------------------------

        See accompanying condensed notes to consolidated financial statements.

GUILFORD MILLS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 2, 2000
(In thousands except share data)
(Unaudited)

1. Reclassifications -- For comparative purposes, certain amounts for fiscal 1999 have been reclassified to conform to the fiscal 2000 presentation.

2. Seasonal Fluctuations -- Results for any portion of a year are not necessarily indicative of the results to be expected for a full year, due to seasonal aspects of the textile industry.

3. Foreign Currency Translation -- The Company has a majority-owned foreign subsidiary that operates in Mexico. During the Company’s first quarter in fiscal 1999, the economy in Mexico was considered highly inflationary and the financial results for the Company’s Mexican subsidiary were remeasured. Remeasurement adjustments are included in the results of operations along with transaction gains and losses for the first quarter of fiscal 1999. Effective with the Company’s second quarter in fiscal 1999, Mexico’s economy was no longer considered highly inflationary and the financial results for the Company’s Mexican subsidiary have been translated. Translation gains or losses are reflected in the stockholders’ investment section of the balance sheet in accumulated other comprehensive loss.

4. Per Share Information -- Basic earnings per share information has been computed by dividing net income by the weighted average number of shares of common stock, par value $.02 per share, outstanding during the periods presented. The weighted average shares used in computing basic net income for the thirteen weeks ended April 2, 2000 and April 4, 1999 were 18,899,000 and 22,478,000, respectively. The weighted average shares used in computing basic net income for the twenty-six weeks ended April 2, 2000 and the twenty-seven weeks ended April 4, 1999 were 18,899,000 and 22,654,000, respectively.

Diluted earnings per share information also considers the dilutive effect of stock options and restricted stock grants. The weighted average shares used in computing diluted net income per share for the thirteen weeks ended April 2, 2000 and April 4, 1999 were 19,025,000 and 22,491,000, respectively. The weighted average shares used in computing diluted net income per share for the twenty-six weeks ended April 2, 2000 and the twenty-seven weeks ended April 4, 1999 were 18,968,000 and 22,672,000, respectively.

The difference between the number of weighted average shares used to calculate basic and diluted earnings per share was due entirely to the number of outstanding stock options and restricted stock. During the quarterly periods ended April 2, 2000 and April 4, 1999, outstanding stock options and shares of restricted stock of 1,986,000 and 1,881,000, respectively, were antidilutive and not included in the calculation of diluted net income per share. During the six-month periods ended April 2, 2000 and April 4, 1999, outstanding stock options and shares of restricted stock of 2,011,000 and 1,881,000, respectively, were antidilutive for either part or all of the period and not included in the calculation of diluted net income per share.

The Company has authorized 1,000,000 shares of $1 par preferred stock. As of April 2, 2000 and October 3, 1999, no such shares were issued.

5. Inventories -- Inventories are carried at the lower of cost or market. Cost is determined by using the LIFO (last-in, first-out) method for the majority of inventories. Cost for all other inventories has been determined principally by the FIFO (first-in, first-out) method.

Inventories at April 2, 2000 and October 3, 1999 consisted of the following:

	April 2,	October 3,
	2000	1999
	_____________	_____________
Finished Goods	$ 50,868	$ 45,143
Raw Materials and work in process	103,632	96,527
Manufacturing supplies	8,228	8,056
	_____________	_____________
Total inventories valued at FIFO cost	162,728	149,726
Less - Adjustments to reduce FIFO cost to LIFO cost, net	(11,485)	(12,954)
	_____________	_____________
Total inventories	$151,243	$136,772
	_____________	____________

6. Accumulated Depreciation -- Accumulated depreciation at April 2, 2000 and October 3, 1999 was $527,684 and $497,871, respectively.

7. Comprehensive Income -- For the thirteen weeks ended April 2, 2000 and April 4, 1999, total comprehensive income was $4,235 and $3,913, respectively. Included in total comprehensive income for the quarters were net income of $2,774 and $4,755, respectively, and foreign currency translation gains/(losses) of $1,461 and ($842), respectively. Comprehensive income was $5,510 and $5,220, consisting of net income of $5,801 and $7,118 and foreign currency translation losses of ($291) and ($1,898) for the six-month periods ended April 2, 2000 and April 4, 1999, respectively.

8. Financial Instruments -- During fiscal 2000, the Company adopted a policy to manage the exposure related to sales denominated in the Euro through the use of forward exchange contracts. The duration of these contracts is less than 12 months and attempts to match the anticipated receivable collections. For the quarterly and six-month periods ended April 2, 2000 realized gains totaled $838 and $1,130, respectively. At April 2, 2000 the net nominal amount of the remaining contracts was $18,661 and unrealized mark-to-market gains, recorded in other current assets in the balance sheet, were $2,053. These transactions do not qualify as hedges for financial reporting purposes and, as a result, changes in the fair value of the contracts are recorded as other income in the statement of income.

9. Segment Information -- Segment information for the quarterly periods ended April 2, 2000 and April 4, 1999 was as follows:

                                                Home
 April 2, 2000         Apparel    Automotive   Fashions    Other     Total
                      ---------  ------------ ----------   ------    ------
  External sales       $71,901     $103,524     $23,279    $12,385  $211,089
  Intersegment sales                                        29,920    29,920
  Operating profit      (1,284)       6,999       1,021         92     6,828
  Interest expense                                                     4,692
  Other income, net                                                   (2,506)
  Income before income
     taxes                                                             4,642
                     ===========  ============ =========== ========  ========

  April 4, 1999
  External sales       $85,016      $89,744     $31,983    $11,527  $218,270
  Intersegment sales                                        31,563    31,563
  Operating profit       3,087        6,915         560        941    11,503
  Interest expense                                                     4,246
  Other expense, net                                                   1,111
  Income before income
     taxes                                                             6,146
                     ============ ============ =========== ========  ========

Segment information for the six-month periods ended April 2, 2000 and April 4, 1999 was as follows:

                                                  Home
  April 2, 2000         Apparel    Automotive    Fashions     Other    Total
                       ---------  ------------  ----------    ------   -----
  External sales       $146,644     $199,036     $48,827     $23,084 $417,591
  Intersegment sales                                          58,577   58,577
  Operating profit       (3,485)      14,585        (336)      1,195   11,959
  Interest expense                                                      9,163
  Other income, net                                                    (6,590)
  Income before income
     taxes                                                              9,386
                    ===========  ============  ===========  ========  ========

  April 4, 1999
  External sales       $166,238     $178,576     $65,179     $23,190 $433,183
  Intersegment sales                                          63,689   63,689
  Operating profit        4,051       14,422       1,906        (680)  19,699
  Interest expense                                                      8,373
  Other expense, net                                                    1,630
  Income before income
     taxes                                                              9,696
                   ===========  ============  ===========  ========  ========

10. Other income -- Other income for the second quarter of fiscal 2000 included the hedging gain of $1,065 comprised of $227 of mark-to-market gain and $838 of realized gain and a $2,479 gain from stock received from two of the Company’s insurance carriers that demutualized. For the six months ended April 2, 2000, a hedging gain of $3,182, of which $2,053 was unrealized, and a demutualization gain of $5,527 was included in other income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The second quarter periods of fiscal 2000 and 1999 each consisted of thirteen weeks. The six-month period of fiscal 2000 consisted of twenty-six weeks. The six-month period of fiscal 1999 had twenty-seven weeks.

Net sales for the second quarter of fiscal 2000 decreased $7.2 million, or 3.3% to $211.1 million, compared to net sales of $218.3 million in the second quarter of the prior year. For the six-month period ended April 2, 2000, net sales were $417.6 million, a decrease of $15.6 million from net sales of $433.2 million for the six months ended April 4, 1999.

Sales in the Automotive segment increased 15.4% in the second quarter of fiscal 2000 to $103.5 million as compared to $89.7 million for the same quarter in the prior year. The continued strength of the North American automobile production, which generated higher U.S. bodycloth sales, and the return of a major customer in Mexico caused the sales increase from the prior year. The Company continued to supply bodycloth for several popular models and continued to penetrate other models that are increasing in market share. Partially offsetting the sales growth were Euro currency exposures and unfavorable product mix changes within the U.K. operations. For the six months ended April 2, 2000, Automotive sales were $199.0 million compared to $178.6 million in the first six months of fiscal 1999, an increase of 11.4%. This increase was attributable to the strength of the U.S. automotive market and higher sales in Mexico.

Apparel segment sales for the second quarter ended April 2, 2000 declined 15.4% to $71.9 million from $85.0 million in the comparable quarter of the prior year. All of the apparel sectors experienced a sales decrease from the prior year. Sales of elastics/intimate apparel fabrics, including lace products, were lower than in the prior year as the Company’s customers, faced with weaker retail sales, concentrated on eliminating existing inventory. Ready-to-wear fabric sales were down due to the loss of a customer’s program at a key retailer. While sales of printed swimwear increased during the quarter, they were more than offset by declines in solid swimwear sales due to the acquisition by a third party of a major customer. Mature commodity fabric (linings, sleepwear and robewear) sales declined primarily as a result of a decline in demand for these products and lower sales to a major customer who filed bankruptcy late in fiscal 1999. Apparel sales in the first half of fiscal 2000 were $146.6 million and decreased 11.8% from sales in the first half of fiscal 1999 of $166.2 million.

Sales in the Home Fashions segment for the second quarter of fiscal 2000 decreased 27.2% to $23.3 million from $32.0 million in the prior year. This sales decrease was due to exiting the cotton jersey knit sheeting program and lower window curtains sales as a result of foreign imports. The Company stopped producing the cotton jersey knit sheeting in the first quarter of fiscal 1999 but continued to have residual sales. Partially offsetting these declines were increased bedding sales due to new top-of-bed programs introduced late in fiscal 1999. Home Fashions sales for the first six months were $48.8 million, a decrease of 25.2% from sales of $65.2 million in fiscal 1999.

Second quarter sales in the Other segment, which includes specialty fabrics and fibers, increased 7.8% to $12.4 million compared to $11.5 million in the second quarter of the previous year. This increase was primarily attributable to higher sales in Mexico where the economy has been strong and higher sales in our fibers operations. Partially offsetting these increases were the continued lower sales volume of hook and loop closure fabrics in the European market. Year-to-date, Other sales were $23.1 million and slightly lower than sales of $23.2 million in fiscal 1999.

Gross margin for the second quarter of fiscal 2000 decreased to $32.7 million or 15.5% of net sales, from $37.1 million or 17.0% of net sales, for the same quarter a year ago. The decrease was predominately the result of declining sales volume in the Apparel and Home Fashions segments. While the Company has reduced the impact of capacity underutilization in certain facilities by shifting production to U.S. Automotive products, the U.S. Automotive operations continued to suffer from operating inefficiencies caused by continuous seven-day production. In addition, the strength of the British sterling disadvantaged the Company’s U.K. operations in the European marketplace and negatively impacted sales and margin. However, the forward exchange contracts that the Company entered into to hedge this exposure generated income, which was included in other income, during the second quarter of fiscal 2000. Positively impacting gross margin during the quarter was the receipt of a partial insurance recovery of $0.5 million for business interruption associated with Hurricane Floyd. The effect of raw material price increases has been minimal. For the first six months, gross margin was $63.6 million or 15.2% of net sales, a decrease from prior year’s gross margin of $72.3 million or 16.7% of net sales.

Selling and administrative expenses for the second quarter of fiscal 2000 were $25.9 million or 12.3% of net sales, compared to $25.6 million or 11.7% of net sales, for the same quarter a year ago. The increase from prior year was due primarily to additional shipping expenses incurred in the Automotive segment and the effects of inflation in Mexico. Partially offsetting these increases were cost reductions throughout the Company and lower markdown allowances and professional fees in the Home Fashions segment. The second quarter of fiscal 1999 included a provision for bad debts of $1.8 million. Selling and administrative expenses for the first six-month period of fiscal 2000 were $51.7 million or 12.4% of net sales, compared to $52.6 million or 12.1% of net sales, for the same period a year ago. Year over year, absolute dollar costs decreased despite the additional shipping of $1.0 million in the Automotive segment and severance costs of $1.2 million associated with a recent downsizing in the Apparel segment.

Interest expense for the second quarter of fiscal 2000 was $4.7 million compared to $4.2 million for the second quarter last year. The increase in interest expense was attributable to an overall increase in the level of debt and higher weighted average interest rates. For the first six months of fiscal 2000, interest expense was $9.2 million versus $8.4 million in fiscal 1999. The increase was again the result of an overall higher debt level as well as the full effect of interest on private placement debt, which replaced lower rate borrowings during the first quarter of fiscal 1999.

For the quarter ended April 2, 2000, other income, net was $2.5 million compared to other expense, net, of $1.1 million for the prior year’s comparable period. Included in other income for the current year were foreign currency hedging gains of $1.1 million and insurance demutualization gains of $2.5 million. For the six months ended April 2, 2000, other income, net was $6.6 million and included foreign currency hedging gains of $3.2 million and demutualization gains of $5.5 million. For the comparable period of fiscal 1999, other expense was $1.6 million.

The income tax provision for the first six months of fiscal 2000 was $3.6 million, or 38.2% of income before income taxes, compared to $2.6 million, or 26.6% of income before income taxes for the same period a year ago. The estimated effective tax rate increased year over year primarily as a result of the fiscal 1999 tax provision reflecting a one-time net benefit of $3.7 million derived from a dividend paid by Guilford’s UK subsidiaries to the parent under the Advance Corporation Tax (ACT) rules and the US-UK Income Tax Treaty.

For the quarter ended April 2, 2000, net income was $2.8 million, or $0.15 per diluted share, compared to net income of $4.8 million, or $0.21 per diluted share, for the second quarter a year ago. Net income for the six months ended April 2, 2000 was $5.8 million, or $0.31 per diluted share, compared to $7.1 million, or $0.31 per diluted share, for the comparable six-month period in the prior year.

Liquidity and Capital Requirements

At April 2, 2000, working capital was $130.6 million compared to $127.7 million at October 3, 1999. The increase in working capital was primarily the result of higher inventory in the Automotive and Home Fashions segments for shipments in the third quarter. Working capital also increased as a result of a decrease in other current liabilities due to lower accounts payables, payroll and related benefits and property taxes. Partially offsetting these changes were a decrease in accounts receivable and an increase in short-term borrowings.

The Company generally maintains the annual capital expenditures near the depreciation expense. However, for the remainder of fiscal 2000 and for the next fiscal year, capital expenditures are expected to be above depreciation expense due to the Company’s expansion in Mexico. This expansion will be funded through the Company’s available credit facilities.

The Company maintains flexibility with respect to its working capital needs through a committed revolving credit facility of $150 million and its continued access to other traditional sources of funds, including uncommitted lines of credit aggregating $120 million, and the ability to receive advances against its factored accounts receivable. At April 2, 2000, borrowing availability under the Company’s revolving credit facility was $75 million and availability under its uncommitted bank lines of credit was $43 million. The Company’s current revolving credit facility expires on September 26, 2000. The Company is in the process of negotiating a secured, three-year, $130 million replacement revolving credit facility. This new revolving credit facility will have higher effective interest rates and more restrictive covenants than under the Company’s current facility. The textile industry is continuing to experience a tightening in lending due principally to lower reported earnings. The new revolving credit facility is expected to be in place in the third quarter of fiscal 2000. Management believes that the Company has the ability to obtain necessary capital from the appropriate financial markets.

Contingencies and Future Operations

Since January 1992, the Company has been involved in discussions with the United States Environmental Protection Agency (“EPA”) regarding remedial actions at its Gold Mills, Inc. (“Gold”) facility in Pine Grove, Pennsylvania which was acquired in October 1986. Between 1988 and 1990, the Company implemented a number of corrective measures at the facility in conjunction with the Pennsylvania Department of Environmental Resources. Subsequently, through negotiations with the EPA, Gold entered into a Final Administrative Consent Order, effective October 14, 1992. Pursuant to such order, Gold has performed (i) certain measures designed to prevent any potential threats to the environment at the facility and (ii) an investigation to fully determine the nature of any release of hazardous substances at the facility. In addition, upon instruction by the EPA, Gold will conduct a study to evaluate alternatives for any corrective action, which may be necessary at the facility. The failure of Gold to comply with the terms of the Consent Order may result in the imposition of monetary penalties against Gold.

During fiscal 1992, the Company received a Notice of Violation from the North Carolina Division of Environmental Management concerning ground water contamination on or near one of its facilities. The Company voluntarily agreed to allow the installation of monitoring wells at the site, but denies that such contaminants originated from the Company’s operations or property. The Company has removed all underground storage tanks at all its U.S. facilities.

At April 2, 2000, environmental accruals amounted to $4.0 million of which $3.0 million was non-current and was included in other non-current liabilities in the accompanying balance sheet.

Several purported class action lawsuits have been filed on behalf of purchasers of the Company’s common stock against the Company and certain of its officers and directors. These lawsuits were consolidated by order of the Court on January 8, 1999. A Consolidated and Amended Class Action Complaint (the “Consolidated Complaint”) was filed on February 8, 1999. The Consolidated Complaint purports to allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in connection with the Company’s public disclosure of accounting irregularities at the Hofmann Laces unit in fiscal year 1998. Specifically, the Consolidated Complaint alleges that, during the alleged class period (January 20, 1998 through October 26, 1998), defendants materially misrepresented the Company’s financial condition and overstated the Company’s reported earnings. No specific amount of damages is sought in the Consolidated Complaint.

On April 9, 1999, defendants filed a motion to dismiss the Consolidated Complaint. On July 21, 1999, the Court entered an order dismissing all claims against one of the Company’s officers but denied the motion to dismiss of the Company and the remaining individual defendant (Bruno Hofmann).

The Court granted plaintiffs' motion for class certification by Order dated March 22, 2000. On May 8, 2000, the parties reached a settlement agreement in principle with respect to this lawsuit. Under the terms of the agreement in principle, the parties have agreed to settle the litigation for $2.35 million, all of which will be covered by insurance. The agreement in principle is subject to (i) notice to class members with an opportunity for such class members to opt-out,and (ii) Court approval.

The Securities and Exchange Commission (the “Commission”) has issued a formal Order Directing Private Investigation and Designating Officers To Take Testimony (the “Formal Order”) with respect to accounting irregularities at the Hofmann Laces Unit which the Company had previously disclosed in press releases in October and November 1998. Prior to the issuance of the Formal Order, the Company had voluntarily provided certain information to the Commission concerning the accounting irregularities at the Hofmann Laces Unit. The Company has delivered documents to, and intends to continue cooperating fully with, the Commission.

The Company is also involved in various litigation arising in the ordinary course of business. Although the final outcome of these legal and environmental matters cannot be determined, based on the facts presently known, it is management’s opinion that the final resolution of these matters will not have a material adverse effect on the Company’s financial position or future results of operations.

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

All statements other than statements of historical fact included in this document, including, without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include:

  general economic factors including, but not limited to, changes in interest rates, foreign currency translation rates, consumer confidence, housing starts, trends in disposable income, changes in consumer demand for goods produced, and cyclical or other downturns the overall level of automotive production and the production of specific car models fashion trends
  information and technological advances
  cost and availability of raw materials, labor and natural and other resources domestic and foreign competition
  domestic and foreign governmental regulations and trade policies reliance on major customers
  success of marketing, advertising and promotional campaigns or inability to achieve cost reductions through consolidation and restructuring of acquired companies

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk for changes in interest rates and foreign currency exchange rates and has limited exposure to commodity price risk. The Company does not hold or issue any financial instruments for trading purposes. During the second quarter ended April 2, 2000, the Company did not experience any material changes with respect to its sensitivity or management of interest rate or commodity price risk. However, the Company is subject to foreign currency risk primarily related to sales and expenditures and other transactions denominated in foreign currencies and investments in foreign subsidiaries. The Company manages the exposure related to this risk through forward exchange contracts with durations generally less than 12 months. The changes in the market value of such contracts have a high correlation to the price changes in the currency of the related hedged or anticipated transactions to which they relate. On April 2, 2000, the Company had the following outstanding foreign currency forward contracts:

        (1)               (2)            (3)           (4)           (5)
      Forward
      Currency          Nominal        Average         Fair          Gain
      Contracts         Amount           Rate          Value        (Loss)

(Hedge of Firm Commitments) (In thousands)
------------------------------------------------------------------------------
                        14,466         1.5853          14,385        (81)
------------------------------------------------------------------------------
Receive German Deutsche Marks/ Pay U.S. Dollar
                         1,448         2.0209           1,451          3
------------------------------------------------------------------------------
Receive Euro/Pay Mexican Peso
                           393        12.8590             301        (92)
------------------------------------------------------------------------------
(Hedge of Anticipatory Flows) (In thousands)
------------------------------------------------------------------------------
Receive British Pound/Pay Euro
                        25,260         0.6602          27,528      2,267
------------------------------------------------------------------------------
Receive Euro/Pay British Pound
                         6,599         0.6210           6,385       (214)
------------------------------------------------------------------------------
  Contracts generally mature within 12 months
  Nominal contract amount as reflected in the underlying contract
  Weighted average contract rates represent the rates of exchange as reflected in the underlying contract
  Fair value equals the contract amount presented in U.S. dollar equivalents based upon the April 2, 2000 exchange rates obtained from brokers or referenced from publicly available market information
  Gain/(loss) on firm commitments represents the net unrecognized gain/(loss) based upon the April 2, 2000 exchange rate. Gain on anticipatory commitments represents the unrealized gain in other income based upon the April 2, 2000 exchange rate

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. Reference is made to Item 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 1999, which item is incorporated herein by reference, as modified by this report on Form 10-Q.

Items 2 - 5. Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits:
     (10)(a)     Third Amendment to Revolving Credit Agreement, dated March 30, 2000 by and among Guilford Mills, Inc. and the banks listed therein
     (10)(b)*   Guilford Mills, Inc. Non-Employee Director Stock Plan
     (27)          Financial Data Schedule

* Represents a compensatory plan or arrangement

(b) Reports on Form 8-K. Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUILFORD MILLS, INC.
(Registrant)

Date: May 17, 2000                                                                  By: /s/ Terrence E. Geremski

Terrence E. Geremski
Executive Vice President/
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUILFORD MILLS, INC.
(Registrant)

Date: May 17, 2000                                                                  By:

Terrence E. Geremski
Executive Vice President/
Chief Financial Officer