Form 10-Q
period 2000-07-02
GUILFORD MILLS INC
filed 2000-08-16
CIK 44471

================================================================================
                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 2, 2000

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission File Number 1-06922

                              GUILFORD MILLS, INC.

             (Exact name of Registrant as specified in its charter)

            Delaware                                 13-1995928
-------------------------------         --------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification number)
incorporation or organization)


                 4925 West Market Street, Greensboro, N.C. 27407

               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code - (336) 316-4000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


                  Number of shares of common stock outstanding
                          at July 2, 2000 - 19,194,295

NY2:\955954\02\KHM@02!.DOC\51040.0001

                              GUILFORD MILLS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JULY 2, 2000


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


         Consolidated Statements of Income for the thirteen weeks ended July 2, 2000 and July 4, 1999

         Consolidated Statements of Income for the thirty-nine weeks ended July
           2, 2000 and the forty weeks ended July 4, 1999

         Condensed Consolidated Balance Sheets as of July 2, 2000 and
           October 3, 1999

         Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended July 2, 2000 and the forty weeks ended July 4, 1999

         Condensed Notes to Consolidated Financial Statements

                              Guilford Mills, Inc.
                      CONSOLIDATED STATEMENTS OF INCOME For
                the Thirteen Weeks Ended July 2, 2000 and July 4,
                                      1999
                      (In thousands except per share data)
                                   (Unaudited)

-------------------------------------------------------------------------------
                                                 2000                  1999
-------------------------------------------------------------------------------

NET SALES                                    $ 211,678             $ 217,923



COSTS AND EXPENSES:
         Cost of goods sold                    185,550               187,151
         Selling and administrative             23,805                25,751
-------------------------------------------------------------------------------
                                               209,355               212,902
-------------------------------------------------------------------------------

OPERATING INCOME                                 2,323                 5,021
INTEREST EXPENSE                                 5,010                 4,161
OTHER EXPENSE, NET                               1,742                   283

-------------------------------------------------------------------------------
INCOME(LOSS) BEFORE INCOME TAX BENEFIT          (4,429)                  577

INCOME TAX BENEFIT                              (1,832)                 (354)
-------------------------------------------------------------------------------
NET INCOME(LOSS)                          $     (2,597)          $       931
-------------------------------------------------------------------------------

NET INCOME(LOSS)PER SHARE:
         Basic                            $     (0.14)           $     0.04
         Diluted                                (0.14)                 0.04
-------------------------------------------------------------------------------

DIVIDENDS PER SHARE                       $      0.11            $     0.11
-------------------------------------------------------------------------------

See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                  For the Thirty-Nine Weeks Ended July 2, 2000
                     and the Forty Weeks Ended July 4, 1999
                      (In thousands except per share data)
                                   (Unaudited)


-------------------------------------------------------------------------------
                                                2000                 1999
                                             (39 WEEKS)           (40 Weeks)
-------------------------------------------------------------------------------

NET SALES                                   $ 629,269             $ 651,106



COSTS AND EXPENSES:
         Cost of goods sold                   539,493               548,017
         Selling and administrative            75,494                78,369
-------------------------------------------------------------------------------
                                              614,987               626,386
-------------------------------------------------------------------------------

OPERATING INCOME                               14,282                24,720
INTEREST EXPENSE                               14,173                12,534
OTHER (INCOME) EXPENSE, NET                    (4,848)                1,913
-------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX PROVISION              4,957                10,273

INCOME TAX PROVISION                            1,753                 2,224
-------------------------------------------------------------------------------
NET INCOME                                $     3,204            $    8,049
-------------------------------------------------------------------------------

NET INCOME PER SHARE:
         Basic                            $      0.17            $     0.36
         Diluted                                 0.17                  0.36
-------------------------------------------------------------------------------

DIVIDENDS PER SHARE                       $      0.33            $     0.33
-------------------------------------------------------------------------------

See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        July 2, 2000 and October 3, 1999
                                 (In thousands)

----------------------------------------------------------------------------------------------------------------------
                                                                                 JULY 2,              October 3,
                                                                                   2000                  1999
                                                                               (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                      $    11,214            $   22,554
Accounts receivable, net                                                           155,879               160,071
Inventories                                                                        138,506               136,772
Other current assets                                                                22,889                19,344
----------------------------------------------------------------------------------------------------------------------
         Total current assets                                                      328,488               338,741
----------------------------------------------------------------------------------------------------------------------
Property, net                                                                      308,239               312,415
Other assets                                                                       102,509               102,275
----------------------------------------------------------------------------------------------------------------------
         Total assets                                                            $ 739,236             $ 753,431
----------------------------------------------------------------------------------------------------------------------
LIABILITIES
Short-term borrowings                                                              $ 6,328             $ 112,009
Current maturities of long-term debt                                                   509                   532
Other current liabilities                                                           74,783                98,540
----------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                  81,620               211,081
----------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                     268,793               146,137
Other liabilities                                                                   54,147                55,268
----------------------------------------------------------------------------------------------------------------------
         Total long-term liabilities                                               322,940               201,405
----------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' INVESTMENT
Common stock                                                                           655                   655
Capital in excess of par                                                           120,532               120,532
Retained earnings                                                                  360,683               363,812
Accumulated other comprehensive loss                                               (16,285)              (12,279)
Other stockholders' investment                                                    (130,909)             (131,775)
----------------------------------------------------------------------------------------------------------------------
         Total stockholders' investment                                            334,676               340,945
----------------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' investment                          $ 739,236             $ 753,431
----------------------------------------------------------------------------------------------------------------------


See accompanying condensed notes to consolidated financial statements.

                                                                          PAGE 6

                              Guilford Mills, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the Thirty-Nine Weeks Ended July 2, 2000 and the Forty Weeks Ended July 4, 1999
                                 (In thousands)
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------
                                                                                         2000               1999
                                                                                      (39 WEEKS)         (40 Weeks)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                            $   3,204               $ 8,049
     Depreciation and amortization                                                        50,091                48,948
     Other adjustments to net income, net                                                 (5,479)                6,990
 Net changes in operating assets and liabilities                                         (28,509)               (5,603)
----------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                         19,307                58,384
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property                                                                   (45,854)              (42,827)
 Other investing activities, net                                                           5,811                 2,779
----------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                            (40,043)              (40,048)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Short-term (repayments) borrowings, net                                                (105,507)                7,623
 Payments of long-term debt                                                                 (707)             (145,405)
 Proceeds from issuance of long-term debt, net of deferred financing costs paid          122,456               140,233
 Purchases of treasury shares                                                                (46)              (12,769)
 Other financing activities, net                                                          (6,333)              (24,718)
----------------------------------------------------------------------------------------------------------------------
        Net cash  provided by (used in) financing activities                               9,863               (35,036)
----------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                (467)                 (659)
----------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (11,340)              (17,359)

BEGINNING CASH AND CASH EQUIVALENTS                                                       22,554                30,447
----------------------------------------------------------------------------------------------------------------------
ENDING CASH AND CASH EQUIVALENTS                                                        $ 11,214             $  13,088
----------------------------------------------------------------------------------------------------------------------


See accompanying condensed notes to consolidated financial statements.

                              GUILFORD MILLS, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 2, 2000
                        (In thousands except share data)
                                   (Unaudited)


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

4. Per Share Information -- Basic earnings per share information has been computed by dividing net income by the weighted average number of shares of common stock, par value $.02 per share, outstanding during the periods presented. The weighted average shares used in computing basic net income for the thirteen weeks ended July 2, 2000 and July 4, 1999 were 18,899,000 and 22,059,000, respectively. The weighted average shares used in computing basic net income for the thirty-nine weeks ended July 2, 2000 and the forty weeks ended July 4, 1999 were 18,899,000 and 22,456,000, respectively.

Diluted earnings per share information also considers the dilutive effect of stock options and restricted stock grants. The weighted average shares used in computing diluted net income per share for the thirteen weeks ended July 2, 2000 and July 4, 1999 were 18,939,000 and 22,059,000, respectively. The weighted average shares used in computing diluted net income per share for the thirty-nine weeks ended July 2, 2000 and the forty weeks ended July 4, 1999 were 18,958,000 and 22,467,000 respectively.

The difference between the number of weighted average shares used to calculate basic and diluted earnings per share was due entirely to the number of outstanding stock options and restricted stock. During the quarterly periods ended July 2, 2000 and July 4, 1999, outstanding stock options and shares of restricted stock of 1,956,000 and 1,871,000, respectively, were antidilutive and not included in the calculation of diluted net income per share. During the nine-month periods ended July 2, 2000 and July 4, 1999, outstanding stock options and shares of restricted stock of 2,011,000 and 1,593,000, respectively, were antidilutive for either part or all of the period and not included in the calculation of diluted net income per share.

The Company has authorized 1,000,000 shares of $1 par preferred stock. As of July 2, 2000 and October 3, 1999, no such shares were issued.

5. Inventories -- Inventories are carried at the lower of cost or market. Cost is determined by using the LIFO (last-in, first-out) method for the majority of inventories. Cost for all other inventories has been determined principally by the FIFO (first-in, first-out) method.

     Inventories at July 2, 2000 and October 3, 1999 consisted of the following:

                                                                        July 2,            October 3,
                                                                         2000                 1999
                                                                   ------------------   -----------------
 Finished Goods                                                       $  48,211            $  45,143
 Raw Materials and work in process                                      94,560                96,527
 Manufacturing supplies                                                   8,469                8,056

                                                                   ------------------   -----------------

 Total inventories valued at FIFO cost                                   151,240             149,726
 Less - Adjustments to reduce FIFO cost to LIFO cost, net               (12,734)             (12,954)
                                                                   ------------------   -----------------
      Total inventories                                               $138,506               $136,772
                                                                   ==================   =================

6. Accumulated Depreciation -- Accumulated depreciation at July 2, 2000 and October 3, 1999 was $540,324 and $497,871, respectively.

7. Debt Refinancing - On May 26, 2000, the Company entered into a new $130,000 revolving credit facility, replacing a $150,000 revolving credit facility. The new revolving credit facility is secured by substantially all of the Company's assets and will mature on May 26, 2003. This facility has higher effective interest rates and more restrictive covenants than the Company's previous facility. At the same time the Company entered into the new revolving credit facility, its 7.06% Senior Notes due 2008 became ratably secured with the bank facility. Proceeds from the new revolving credit facility were used to repay borrowings on uncommitted lines of credit and the previous revolving credit facility.

8. Comprehensive Income(Loss) -- For the thirteen weeks ended July 2, 2000 and July 4, 1999, total comprehensive loss was ($6,312) and ($2,211), respectively. Included in total comprehensive loss for the periods were net income(loss) of ($2,597) and $931, respectively, and foreign currency translation losses of ($3,715) and ($3,142), respectively. Comprehensive income(loss) was ($809) and $3,009, consisting of net income of $3,197 and $8,049 and foreign currency translation losses of ($4,006) and ($5,040) for the nine-month periods ended July 2, 2000 and July 4, 1999, respectively.

9. Financial Instruments -- During fiscal 2000, the Company adopted a policy to manage the exposure related to sales denominated in the Euro through the use of forward exchange contracts. The duration of these contracts is less than 12 months and attempts to match the anticipated receivable collections. For the quarterly and nine-month periods ended July 2, 2000 realized gains totaled $931 and $2,061, respectively. At July 2, 2000 the net nominal amount of the remaining contracts was $6,965 and unrealized mark-to-market gains, recorded in other current assets in the balance sheet, were $742. These transactions do not qualify as hedges for financial reporting purposes and, as a result, changes in the fair value of the contracts are recorded as other income in the statement of income.

10. Segment Information -- Segment information for the quarterly periods ended July 2, 2000 and July 4, 1999 was as follows:

                                                                                 HOME
        JULY 2, 2000                          APPAREL          AUTOMOTIVE       FASHIONS              OTHER             TOTAL
                                           -------------     --------------    ----------------    -------------     -------------
        External sales                         $74,296           $99,312           $26,349              $11,721          $211,678
        Intersegment sales                                                                               27,863            27,863
        Operating profit(loss)                  (3,462)            5,909               808                 (933)            2,323
        Interest expense                                                                                                    5,010
        Other expense, net                                                                                                  1,742
        Income(loss) before
        income taxes                                                                                                       (4,429)
                                           =============     ==============    ================    =============     =============

                                                                          PAGE 9

        JULY 4, 1999                          APPAREL          AUTOMOTIVE       HOME FASHIONS           OTHER             TOTAL
        External sales                         $86,547           $93,875           $25,547              $11,954          $217,923
        Intersegment sales                                                                               33,261            33,261
        Operating profit(loss)                    (321)            8,957            (5,234)               1,619             5,021
        Interest expense                                                                                                    4,161
        Other expense, net                                                                                                    283
        Income before income taxes                                                                                            577
                                           =============     ==============    ================    =============     =============

Segment information for the nine-month periods ended July 2, 2000 and July 4, 1999 was as follows:

        JULY 2, 2000                          APPAREL          AUTOMOTIVE       HOME FASHIONS          OTHER             TOTAL
                                           -------------     --------------    ----------------    -------------     -------------
        External sales                        $220,940          $298,348           $75,176              $34,805          $629,269
        Intersegment sales                                                                               86,439            86,439
        Operating profit(loss)                  (6,948)           20,487               470                  267            14,276
        Interest expense                                                                                                   14,173
        Other income, net                                                                                                  (4,847)
        Income before income taxes                                                                                          4,950
                                           =============     ==============    ================    =============     =============

        JULY 4, 1999
        External sales                        $252,785          $272,451           $90,726              $35,144          $651,106
        Intersegment sales                                                                               96,950            96,950
        Operating profit(loss)                   3,730            23,379            (3,329)                 940            24,720
        Interest expense                                                                                                   12,534
        Other expense, net                                                                                                  1,913
        Income before income taxes                                                                                         10,273
                                           =============     ==============    ================    =============     =============

11. Other expense - Other expense for the third quarter of fiscal 2000 included the hedging loss of $380 comprised of $1,311 of market-to-market loss and $931 of realized gain and a $1,008 loss related to the Company's investment in Unger Fabrik. For the nine months ended July 2, 2000, a hedging gain of $2,802, of which $742 was unrealized, a demutualization gain of $5,530, and a loss of $2,991 related to the Company's Unger Fabrik investment were included in other income.

12. Subsequent Event - Subsequent to the end of the third quarter, the Company announced a strategic realignment of its apparel operations designed to provide a more competitive cost structure and to increase profitability. In connection with the realignment, the Company will discontinue the dyeing and finishing operations at its Fishman plant once current production is completed and will also reduce its dyeing and finishing capacity at its Greenberg plant, both in Greensboro, North Carolina. The Company will continue to produce fabrics for the apparel segment in its remaining apparel plants in Pine Grove, Pennsylvania and Cobleskill, New York and also in the Company's soon to be completed manufacturing facility in Tampico, Mexico.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------

The third quarter periods of fiscal 2000 and 1999 each consisted of thirteen weeks. The nine-month period of fiscal 2000 consisted of thirty-nine weeks. The nine-month period of fiscal 1999 had forty weeks.

Net sales for the third quarter of fiscal 2000 decreased $6.2 million, or 2.8% to $211.7 million, compared to net sales of $217.9 million in the third quarter of the prior year. For the nine-month period ended July 2, 2000, net sales were $629.3 million, a decrease of $21.8 million from net sales of $651.1 million for the nine months ended July 4, 1999.

Sales in the Automotive segment increased 5.8% in the third quarter of fiscal 2000 to $99.3 million as compared to $93.9 million for the same quarter in the prior year. The continued strength of the North American automobile production, which generated higher U.S. bodycloth sales, and the return of a major customer in Mexico caused the sales increase from the prior year. The Company continued to supply bodycloth for several popular models and continued to penetrate other models that are increasing in market share. Partially offsetting the sales growth were Euro currency exposures and unfavorable product mix changes within the U.K. operations. For the nine months ended July 2, 2000, Automotive sales were $298.3 million compared to $272.5 million in the first nine months of fiscal 1999, an increase of 9.5%. This increase was also attributable to the strength of the U.S. automotive market and higher sales in Mexico.

Apparel segment sales for the third quarter ended July 2, 2000 declined 14.1% to $74.3 million from $86.5 million in the comparable quarter of the prior year. All of the apparel sectors experienced a sales decrease from the prior year. Sales of elastics/intimate apparel fabrics, including lace products, were lower than in the prior year as the Company's primary customers, faced with weaker retail sales, concentrated on eliminating existing inventory. Ready-to-wear fabric sales were down due to low-priced competition, diminished emphasis on velvets and circular knit manufacturing problems. While sales of printed swimwear were flat during the quarter, solid swimwear sales were down due to the acquisition by a third party of a major customer. Mature commodity fabric (linings, sleepwear and robewear) sales declined primarily as a result of a decline in demand for these products and lower sales to a major customer who filed bankruptcy late in fiscal 1999. Apparel sales in the first nine months of fiscal 2000 were $220.9 million and decreased 12.6% from sales in the first nine months of fiscal 1999 of $252.8 million.

Sales in the Home Fashions segment for the third quarter of fiscal 2000 increased 3.5% to $26.4 million from $25.5 million in the prior year. The increase was due to strong bedding sales including several new top-of-bed programs introduced late in fiscal 1999 and strong satin bedding shipments. Additionally, window curtain sales to all major customers were up 30-40%. The retail increases were partially offset by decreases in fabric sales. Home Fashions sales for the first nine months were $75.2 million, a decrease of 17.1% from sales of $90.7 million in fiscal 1999. This decrease was due primarily to exiting the cotton jersey knit sheeting program.

Third quarter sales in the Other segment, which includes specialty fabrics and fibers, decreased 2.5% to $11.7 million compared to $12.0 million in the third quarter of the previous year. This decrease resulted from the continued loss of sales of hook and loop closure fabrics which was partially offset by higher sales in Mexico, where the economy has been strong, and in the Company's fibers operations. Year-to-date, Other sales were $34.8 million and slightly lower than sales of $35.1 million in fiscal 1999.

Gross margin for the third quarter of fiscal 2000 decreased to $26.1 million or 12.3% of net sales, from $30.8 million or 14.1% of net sales, for the same quarter a year ago. The decrease was predominately the result of declining sales volume in the Apparel and Other segments and in the U.K. automotive operations. Apparel profitability was further impacted by a negative sales mix with a decline of the Company's value added elastics/intimate business and poor manufacturing performance in the Company's circular knit operations. While the Company has reduced the impact of capacity underutilization in certain facilities by shifting production to U.S. Automotive products, the U.S. Automotive operations continued to suffer from operating inefficiencies caused by continuous seven-day production and duplicate costs. The effect of raw material price increases has been minimal, as the Company has been able to avoid higher prices from domestic suppliers with lower-priced foreign materials. For the first nine months, gross margin was $89.8 million or 14.3% of net sales, a decrease from the prior year's gross margin of $103.1 million or 15.8% of net sales.

Selling and administrative expenses for the third quarter of fiscal 2000 were $23.8 million compared to $25.8 million for the prior year, a decrease of 7.8%. The decrease was the result of tight cost controls in every business unit. Year-to-date sales and administrative expenses were down 3.7% ($75.5 vs. $78.4 million). Severance costs of $1.2 million related to downsizing in the Apparel segment which occurred in the first quarter and normal salary increases have been more than offset by reductions in all other areas.

Interest expense for the third quarter of fiscal 2000 was $5.0 million compared to $4.2 million for the third quarter last year. The increase in interest expense was attributable to an overall increase in the level of debt and higher weighted average interest rates. For the first nine months of fiscal 2000, interest expense was $14.2 million versus $12.5 million in fiscal 1999. The increase was again the result of an overall higher debt level as well as the full effect of interest on private placement debt, which replaced lower rate borrowings during the first quarter of fiscal 1999.

For the quarter ended July 2, 2000, other expense, net was $1.7 million compared to $0.3 million for the prior year's comparable period. Included in other expense for the third quarter was a $1.3 million market-to-market loss and $0.9 million of realized gain and a $1.0 million loss related to the Company's investment in Unger Fabrik, a cut and sew operation. For the nine months ended July 2, 2000, other income, net was $4.8 million and included foreign currency hedging gains of $2.8 million, demutualization gains of $5.5 million and a loss of $3.0 million related to the Company's Unger Fabrik investment. For the comparable period of fiscal 1999, other expense was $1.9 million.

The income tax provision for the first nine months of fiscal 2000 was $1.8 million, or 35.4% of income before income taxes, compared to $2.2 million, or 21.4% of income before income taxes for the same period a year ago. The estimated effective tax rate increased year over year primarily as a result of the fiscal 1999 tax provision reflecting a one-time net benefit of $3.7 million derived from a dividend paid by Guilford's UK subsidiaries to the parent under the Advance Corporation Tax (ACT) rules and the US-UK Income Tax Treaty.

For the quarter ended July 2, 2000, the net loss was $2.6 million, or $(0.14) per diluted share, compared to net income of $0.9 million, or $0.04 per diluted share, for the third quarter a year ago. Net income for the nine months ended July 2, 2000 was $3.2 million, or $0.17 per diluted share, compared to $8.0 million, or $0.36 per diluted share, for the comparable nine-month period in the prior year.


Liquidity and Capital Requirements
----------------------------------

At July 2, 2000, working capital was $246.9 million compared to $127.7 million at October 3, 1999. The increase in working capital resulted primarily from the reclassification of borrowings from short-term to long-term debt with the securing of the 3-year revolving credit facility. Additionally, decreases in other current liabilities of $23.8 million were due primarily to accounts payable decreases and lower compensation accruals.

The Company generally maintains the annual capital expenditures near the depreciation expense. However, for the remainder of fiscal 2000 and for the next fiscal year, capital expenditures are expected to be above depreciation expense due to the Company's expansion in Mexico. This development in Mexico will be funded through the Company's available credit facilities and cash flows.

On May 26, 2000, the Company entered into a new $130 million revolving credit facility, replacing a $150 million revolving credit facility. The new revolving credit facility is secured by substantially all of the Company's assets and will mature on May 26, 2003. The new revolving credit facility has higher effective interest rates and more restrictive covenants than the Company's previous facility. At the same time the Company entered into the new revolving credit facility, its 7.06% Senior Notes due 2008 became ratably secured with the bank facility. Proceeds from the new revolving credit facility were used to repay borrowings on uncommitted lines of credit and the previous revolving credit facility. In addition, the Company's previously uncommitted credit facilities have been terminated. The Company maintains limited flexibility with respect to its working capital needs through the $130 million revolving credit facility and the ability to receive advances of up to $30 million against its factored accounts receivable. At July 2, 2000, borrowing availability under the Company's revolving credit facility was $8.3 million. There were no advances against factored accounts receivables. The textile industry has continued to experience tightened lending practices from traditional financial institutions due principally to lower reported earnings. Management believes that while the Company has less liquidity under current facilities than previously, it has the ability to obtain additional capital from the appropriate financial markets if required. The Company believes that internally generated operating funds and funds available under its credit facilities will be sufficient to meet its needs for normal working capital and capital spending as permitted under the terms of the revolving credit facility.

On July 27, 2000, the Company announced a strategic realignment of its apparel operations designed to provide a more competitive cost structure and to increase profitability. Total costs associated with the restructuring are expected to be approximately $35 million to $40 million. These costs will be incurred during the fourth quarter of fiscal 2000 and all of fiscal year 2001. The Company will record a restructuring charge in the fourth quarter of fiscal 2000 of approximately $16 million to $19 million and expects to incur an additional $6 million in related costs for an estimated impact on fourth quarter earnings of $0.75 to $0.85 per share. The remaining costs will be incurred in fiscal year 2001. The net savings from the cost cutting initiatives are expected to have a positive impact on EPS of $0.27 to $0.34 for fiscal year 2001. The Company expects the net savings to be greater in future periods. As a result of this restructuring the Company anticipates that it will not be in compliance, as of the end of its fiscal year ending October 1, 2000, with certain covenants in its revolving credit facility and agreements relating to the Senior Notes and has commenced discussions with its lenders to obtain appropriate amendments or waivers. Management believes it will obtain the amendments or waivers but expects the amendments or waivers will require increases to the effective interest rate and covenant modifications for the Revolving Credit Facility and the Senior Notes.

The Board of Directors, at its July 26, 2000 meeting, decided to suspend the Company's quarterly dividend in light of current business conditions.


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

At July 2, 2000, environmental accruals amounted to $3.9 million of which $2.9 million was non-current and was included in other non-current liabilities in the accompanying balance sheet.

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

The Court granted plaintiffs' motion for class certification by Order dated March 22, 2000. On May 8, 2000, the parties reached a settlement agreement in principle with respect to this lawsuit. Under the terms of this agreement in principle, the parties have agreed to settle the litigation for $2.35 million, all of which will be covered by insurance. The agreement in principle is subject to (i) notice to class members with an opportunity for such class members to opt-out, and (ii) Court approval. A hearing as to whether a settlement should be approved is scheduled for September 19, 2000.

The Company announced that it has consented to the entry of a cease and desist order, issued by the Securities and Exchange Commission ("SEC") on July 24, 2000, relating to the previously announced SEC investigation into accounting irregularities at the Company's Hofmann Laces unit. Without admitting or denying any findings in the order, the Company agreed to cease and desist from committing or causing any violation of certain provisions of the federal securities laws. No monetary fines or penalties were imposed against the Company. No current officer, director or employee of the Company or Hofmann Laces was charged by the SEC with any wrongdoing nor were any fines or penalties imposed against any such person. In a separate SEC proceeding relating to the Hofmann Laces accounting investigation, a former controller of the Hofmann Laces unit consented to the entry of a permanent injunction, requiring him to pay a $25,000 civil penalty. The entry of these orders concludes the SEC's investigation into the Hofmann Laces accounting matter.

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

All statements other than statements of historical fact included in this document, including, without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include:

1. general economic factors including, but not limited to, changes in interest rates, foreign currency translation rates, consumer confidence, housing starts, trends in disposable income, changes in consumer demand for goods produced, and cyclical or other downturns
2. the overall level of automotive production and the production of specific car models
3.       fashion trends
4.       information and technological advances
5. cost and availability of raw materials, labor and natural and other resources
6.       domestic and foreign competition
7.       domestic and foreign governmental regulations and trade policies
8.       reliance on major customers
9.       success of marketing, advertising and promotional campaigns
10. inability to achieve cost reductions through consolidation and restructuring

11. inability to obtain financing on favorable terms or to obtain amendments or waivers with respect to non-compliance with certain covenants in loan agreements

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk for changes in interest rates and foreign currency exchange rates and has limited exposure to commodity price risk. The Company does not hold or issue any financial instruments for trading purposes. During the third quarter ended July 2, 2000, the Company did not experience any material changes with respect to its sensitivity or management of interest rate or commodity price risk. However, the Company is subject to foreign currency risk primarily related to sales and expenditures and other transactions denominated in foreign currencies and investments in foreign subsidiaries. The Company manages the exposure related to this risk through forward exchange contracts with maturities generally less than 12 months. The changes in the market value of such contracts have a high correlation to the price changes in the currency of the related hedged or anticipated transactions to which they relate. On July 2, 2000, the Company had the following outstanding foreign currency forward contracts:

         (1)                (2)                (3)                 (4)                 (5)
       Forward
      Currency            Nominal            Average                                   Gain
      Contracts            Amount              Rate             Fair Value            (Loss)
(Hedge of Firm Commitments) (In thousands)
--------------------------------------------------------------------------------------------------
Receive Swiss Francs/Pay U.S. Dollar
                           1,408                 1.6951          1,468                  60
-------------------- ----------------- ------------------- ------------------- -------------------

Receive German Deutsche Marks/ Pay U.S. Dollar
                           1,448                 2.0209          1,428                 (20)
-------------------- ----------------- ------------------- ------------------- -------------------

Receive Euro/Pay Mexican Peso
                             375                12.8590            296                 (79)
-------------------- ----------------- ------------------- ------------------- -------------------

Receive U.S. Dollar/Pay British Pound
                           8,250                 1.5109              8.250               -
-------------------- ----------------- ------------------- ------------------- -------------------

(Hedge of Anticipatory Flows) (In thousands)
--------------------------------------------------------------------------------------------------
Receive British Pound/Pay Euro
                          10,701                 0.66320        11,348                 647
-------------------- ----------------- ------------------- ------------------- -------------------

Receive Euro/Pay British Pound
                           3,736                 0.60795         3,830                  94
-------------------- ----------------- ------------------- ------------------- -------------------

(1)      Contracts generally mature within 12 months
(2)      Nominal contract amount as reflected in the underlying contract
(3) Weighted average contract rates represent the rates of exchange as reflected in the underlying contract
(4) Fair value equals the contract amount presented in U.S. dollar equivalents based upon the July 2, 2000 exchange rates obtained from brokers or referenced from publicly available market information
(5) Gain/(loss) on firm commitments represents the net unrecognized gain/(loss) based upon the July 2, 2000 exchange rate. Gain on anticipatory commitments represents the unrealized gain in other income based upon the July 2, 2000 exchange rate

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.  Legal Proceedings.
         ------------------

Reference is made to the discussion under the caption "Contingencies and Future Operations" in Item 2 of Part I of this Form 10-Q, which discussion is incorporated herein by reference.


Items 2 - 5.  Not Applicable


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------
(a)      Exhibits:

         (3) Certificate of Correction of the Restated Certificate of Incorporation of the Company.
         (4) Rights Agreement, dated as of July 26, 2000, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on August 9, 2000).
         (10)(a) Revolving Credit Agreement, dated May 26, 2000, among the Company and the banks listed therein.
         (10)(b)* Form of Severance Agreement between the Company and certain of its officers.
         (10)(c)* Form of Severance Agreement between the Company and certain of its employees.
         (27)     Financial Data Schedule.

         * Denotes management contract or compensatory plan or arrangement


(b) Reports on Form 8-K.  Not Applicable

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            GUILFORD MILLS, INC.
                                            (Registrant)


Date:   August 16, 2000                      By: Terrence E. Geremski
                                                 ------------------------------
                                                 Terrence E. Geremski
                                                 Executive Vice President/
                                                 Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------



Exhibit No.                                                  Description
----------                                                   -----------

         (3) Certificate of Correction of the Restated Certificate of Incorporation of the Company.
         (4) Rights Agreement, dated as of July 26, 2000, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on August 9, 2000).
         (10)(a) Revolving Credit Agreement, dated May 26, 2000, among the Company and the banks listed therein.
         (10)(b)* Form of Severance Agreement between the Company and certain of its officers.
         (10)(c)* Form of Severance Agreement between the Company and certain of its employees.
         (27)     Financial Data Schedule.

         * Denotes management contract or compensatory plan or arrangement