Form 10-K
period 2000-10-01
GUILFORD MILLS INC
filed 2000-12-22
CIK 44471

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-K

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934                  OF THE SECURITIES EXCHANGE ACT OF 1934
[X]                                                    [ ]
      For the Fiscal Year Ended October 1, 2000               For the transition period from __________ to ___________

                           Commission File No. 1-6922


                              GUILFORD MILLS, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                    13-1995928
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant at November 15, 2000 (a total of 16,667,004 shares of common stock), computed by reference to the last reported sale price ($1.875) of the Registrant's common stock on the New York Stock Exchange on such date: $31,250,633.

Number of shares of the Registrant's common stock outstanding as of November 15, 2000: 19,194,295.

                       DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the annual report to stockholders for the fiscal year ended October 1, 2000 are incorporated by reference into Parts I, II and IV of this report.

Certain portions of the Registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, which will be filed with the Commission on or about December 22, 2000, are incorporated by reference into
Part III of this report.

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

The Apparel segment fabrics and laces are used predominately in women's intimate apparel, ready-to-wear and swimwear garments. Other uses include team sportswear and linings. The Apparel segment utilizes warp and circular knit technology and printing.

The Home Fashions segment produces fabrics for residential and office furniture, mattress ticking, and window treatment applications, including lace. The Company also designs, produces and distributes directly to retail a broad line of products for the home including window curtains, sheets, comforters, pillowcases, bedskirts and shower curtains.

The remainder of Guilford's fabrics are sold for use in a broad range of industrial/specialty products and are included in the Other segment. The Company's polyester fibers spinning operation is also included in this segment.

Reference is made to Note 17 of the Consolidated Financial Statements in the Annual Report to Stockholders for the fiscal year ended October 1, 2000 (the "Annual Report"), which note is incorporated herein by reference, for information regarding revenue, profit and assets by segment.

PRODUCT DEVELOPMENT

Working closely with the Company's customers, the Company has research and development departments in the U.S., U.K., and Mexico, consisting of approximately 120 employees, that are primarily responsible for the creation of new fabrics and styles. Sample warping and knitting machines are used to develop new fabrics which can be placed into production after customer acceptance. Total expenditures for research and development for fiscal years 2000, 1999 and 1998 were approximately $18.3 million, $17.2 million, and $19.6 million, respectively.

The Company has numerous trademarks, trade names, patents and certain licensing agreements which it uses in connection with the advertising and promotion of its products. Management believes that the loss or expiration of such trademarks, trade names and licensing agreements would not have a material adverse effect on the Company's operations.

WORKING CAPITAL PRACTICES

The Company knits based on internal forecasts and generally dyes and finishes based on customer orders and therefore, significant amounts of inventory are not required to meet rapid delivery to the Company's customers or to assure a continuous allotment of goods from suppliers. Customers are allowed to return goods for valid reasons and customer accommodations are not significant. To minimize the credit risk on such accounts and to obtain larger credit lines for many customers, the Company maintains credit insurance covering $22.8 million of certain outstanding accounts receivable as of October 1, 2000. In addition, approximately 19% of accounts receivable are factored without recourse. The Company has the ability to borrow against such receivables, although it has traditionally not done so. The Company generally takes advantage of discounts offered by vendors.

The Company experiences seasonal fluctuations in its sales in the Apparel segment. Sales in the Automotive, Home Fashions and Other segments experience insignificant seasonal fluctuations.

The Company has a large number of customers. No customer accounted for 10% or more of total net sales during fiscal 2000, 1999 or 1998. The Company's net sales reflect substantial direct and indirect sales to certain large automotive original equipment manufacturers.

The backlog of orders believed to be firm as of the end of the current and preceding fiscal years is not deemed to be material for an understanding of the Company's business as most orders are deliverable within a few months.

EXPORT SALES

U.S. export sales, as a percentage of total worldwide sales of the Company, were approximately 7.0% in fiscal 2000, 5.4% in fiscal 1999 and 5.4% in fiscal 1998.

RAW MATERIALS

Fabrics in all of the Company's segments are constructed primarily of synthetic yarns: nylon and polyester. In fiscal 2000, the Company internally produced 20% of the polyester yarns used. The Company purchases its nylon and the remaining polyester yarns from several domestic and foreign fiber producers. The Company's Apparel segment also uses spandex, acetate and cotton. A small amount of spandex is used in the Home Fashions segment. Spandex and acetate are purchased substantially from one domestic producer each. In fiscal 2000 all yarns were readily available throughout the year and either were or could be purchased from numerous sources. Management believes that an adequate supply of yarns is available to meet the Company's requirements.

The chemicals and dyes used in the dyeing and finishing processes in all segments are available in large quantities from various suppliers. The foam backing used in the automotive fabric lamination process is purchased from two suppliers in the United States and three suppliers in Europe. In fiscal 2000, there was an adequate supply of foam.

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

COMPETITION

In all of the Company's segments, the principal methods of competition are pricing, styling and design, customer service and quality. In retail home fashions, distribution channels are an additional principal method of competition. The weight of each competitive factor varies by product line. In the past few years, the Apparel and Home Fashions segments have been most significantly impacted by imports of garments, window curtains and sheeting.

In the United States, the Company has five major warp knit competitors and many other smaller competitors in the Apparel and Home Fashions segments. The Company also competes with some garment manufacturers that have warp knit equipment to manufacture their own fabrics. Some of these companies are divisions of large, well-capitalized companies while others are small manufacturers. There are four major and numerous smaller circular knit competitors in the Apparel segment. In the Automotive segment, the Company has three major domestic competitors and several smaller competitors. Guilford's automotive subsidiary in Europe competes with seven warp knitters in Europe. It also competes with many producers of circular knit and flat woven fabrics. The Company's operations in Mexico compete primarily with four warp knitters in the Apparel segment and one warp knitter in the Automotive segment. None of the Company's competitors are deemed to be dominant with respect to their markets.

EMPLOYEES
As of November 15, 2000, the Company employed 5,929 full-time employees worldwide. Approximately 1,350 employees (including 440 in Europe and 538 in Mexico) are represented by collective bargaining agreements.

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

All statements other than statements of historical fact included in or incorporated by reference into this Form 10-K, including, without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include:

1. general economic factors including, but not limited to, changes in interest rates, foreign currency translation rates, consumer confidence, housing starts, trends in disposable income, changes in consumer demand for goods produced, and cyclical or other downturns
2. the overall level of automotive production and the production of specific car models
3.   fashion trends
4.   information and technological advances
5. cost and availability of raw materials, labor and natural and other resources
6.   domestic and foreign competition
7.   domestic and foreign governmental regulations and trade policies
8.   reliance on major customers
9.   success of marketing, advertising and promotional campaigns
10. inability to achieve cost reductions through consolidation and restructuring or
11. inability to obtain financing on favorable terms or to obtain amendments or waivers with respect to non-compliance with certain covenants in loan agreements

ITEM 2.  PROPERTIES

Set forth below is a listing of facilities owned and leased by the Company.

------------------------------------- ------------------------------- ---------------------------------- --------------------------
FACILITY                              LOCATION                        SEGMENT(S)                         LEASED/OWNED
------------------------------------- ------------------------------- ---------------------------------- --------------------------
------------------------------------- ------------------------------- ---------------------------------- --------------------------
Sales Offices, Design Studios         California (2)                  Apparel                            Leased
------------------------------------- ------------------------------- ---------------------------------- --------------------------
                                      Illinois (1)                    Apparel, Other                     Leased
------------------------------------- ------------------------------- ---------------------------------- --------------------------
                                      Michigan (1)                    Automotive                         Leased
------------------------------------- ------------------------------- ---------------------------------- --------------------------
                                      New York (2)                    Apparel, Home Fashions, Other      Leased
------------------------------------- ------------------------------- ---------------------------------- --------------------------
                                      North Carolina (1)              Apparel, Home Fashions, Other      Owned
------------------------------------- ------------------------------- ---------------------------------- --------------------------
                                      China (1)                       Apparel                            Leased
------------------------------------- ------------------------------- ---------------------------------- --------------------------
                                      Germany (1)                     Automotive                         Leased
------------------------------------- ------------------------------- ---------------------------------- --------------------------
                                      Spain (1)                       Automotive                         Leased
------------------------------------- ------------------------------- ---------------------------------- --------------------------
Manufacturing                         New York (5)                    Apparel, Home Fashions             Owned (4), Leased (1)
------------------------------------- ------------------------------- ---------------------------------- --------------------------
                                      North Carolina (8)              Apparel, Automotive, Home          Owned (6), Leased (2)
                                                                      Fashions, Other
------------------------------------- ------------------------------- ---------------------------------- --------------------------
                                      Pennsylvania (2)                Apparel, Home Fashions, Other      Owned
------------------------------------- ------------------------------- ---------------------------------- --------------------------
                                      Brazil (1)                      Automotive                         Leased
------------------------------------- ------------------------------- ---------------------------------- --------------------------
                                      Mexico (1)                      Apparel, Automotive, Home          Owned
                                                                      Fashions, Other
------------------------------------- ------------------------------- ---------------------------------- --------------------------
                                      Portugal (1)                    Automotive                         Leased
------------------------------------- ------------------------------- ---------------------------------- --------------------------
                                      United Kingdom (3)              Automotive                         Owned
------------------------------------- ------------------------------- ---------------------------------- --------------------------
Outlet Stores                         New York (3)                    Home Fashions                      Leased
------------------------------------- ------------------------------- ---------------------------------- --------------------------
                                      North Carolina (1)              Home Fashions                      Leased
------------------------------------- ------------------------------- ---------------------------------- --------------------------
Warehouses                            New York (1)                    Apparel                            Leased
------------------------------------- ------------------------------- ---------------------------------- --------------------------
                                      North Carolina (5)              Apparel, Automotive, Home          Leased
                                                                      Fashions, Other
------------------------------------- ------------------------------- ---------------------------------- --------------------------
                                      Mexico(5)                       Apparel, Automotive, Home          Owned (2), Leased (3)
                                                                      Fashions, Other
------------------------------------- ------------------------------- ---------------------------------- --------------------------
                                      United Kingdom (1)              Automotive                         Leased
------------------------------------- ------------------------------- ---------------------------------- --------------------------

Management believes the facilities and manufacturing equipment are in good condition, well maintained, suitable and adequate for present production, based on the Company's recently-announced restructuring actions. Reference is made to
Note 3 of the Consolidated Financial Statements in the Annual Report, which note is incorporated herein by reference, for information regarding the restructuring actions. Many of the Company's manufacturing facilities are utilized by more than one segment. Utilization of the facilities fluctuates from time to time due to the seasonal nature of operations and market conditions. The Company defines full utilization primarily as five day, three shift production. On that basis, the manufacturing facilities are generally utilized approximately 80%. Fibers spinning operates on a continuous seven days per week. Cut-and-sew operations in home fashions were running five days, one to two shifts depending on the product.

ITEM 3.  LEGAL PROCEEDINGS

Reference is made to Note 12 of the Consolidated Financial Statements in the Annual Report, which note is incorporated herein by reference, for information regarding legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the Company's fourth quarter of fiscal 2000.


                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Reference is made to the information set forth on page 39 in the section entitled "Common Stock Market Prices and Dividends" in the Annual Report, filed as Exhibit 13 to this report, which page is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     (In thousands except per share data)            2000             1999            1998            1997            1996
                                                     ----             ----            ----            ----            ----
     RESULTS OF OPERATIONS
     ---------------------
     Net sales                                     $814,226         $856,838        $894,534        $894,709         $830,320
     (Loss) income before extraordinary item       (20,974)           10,230          33,146          43,238           33,978
     Net (loss) income                             (20,974)           10,230          30,206          43,238           33,978

     PER SHARE DATA (1)
     ---------------
     Basic:
        (Loss) income before extraordinary item      (1.11)             0.47            1.32            1.92             1.59
        Net (loss) income                            (1.11)             0.47            1.20            1.92             1.59



     Diluted:
        (Loss) income before extraordinary item      (1.11)             0.47            1.30            1.78             1.47
        Net (loss) income                            (1.11)             0.47            1.19            1.78             1.47

     Cash dividends                                    0.33             0.44            0.44            0.42             0.40

     BALANCE SHEET DATA
     ------------------
     Working capital                                213,110          127,660         211,278         213,974          177,658
     Total assets                                   724,212          753,431         794,500         729,796          728,830
     Long-term debt                                 262,845          146,137         176,872         134,560          209,435
     Stockholders' investment                       309,772          340,945         385,177         408,896          298,059

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information set forth on page 19 in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report, which page is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to information set forth on pages 21 through 38 of the Annual Report, which pages are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information to be included under the captions "Directors and Nominees" and "Additional Information" contained in the section entitled "ELECTION OF DIRECTORS", and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance", all as set forth in the Company's definitive proxy statement, which will be filed with the Commission on or about December 22, 2000 pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement"), is incorporated herein by reference.

     EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF DECEMBER 13, 2000)

Name                          Age    Office or Business Experience
----                          ---    -----------------------------


Charles A. Hayes              65     Chairman of the Board (since 1976); Chief
                                     Executive Officer (from 1976 to 1999);
                                     President and Chief Operating Officer (from
                                     1991 to 1995)


John A. Emrich                56     Member of the Board of Directors (since
                                     1995); President and Chief Executive
                                     Officer (since 2000); President and Chief
                                     Operating Officer (from 1995 to 1999);
                                     Senior Vice President and
                                     President/Automotive Business Unit (from
                                     1993 to 1995); Vice President/Planning and
                                     Vice President/Operations for the Apparel and Home Fashions Business Unit (from 1991 to 1993); Director of Operations with FAB
                                     Industries, Inc. (from 1990 to 1991) and holder of various executive positions with the Company (from 1985 to 1990).

Don A. Alexander              40     Vice President/Technology (since 1999);
                                     Director of Research, Institute of Textile
                                     Technology (from 1987 to 1999); formerly holder of various technical and managerial positions with Milliken & Company (from
                                     1985 to 1987).


Mark E. Cook                  41     Treasurer (since 1997); Director of
                                     Corporate Finance, Worthington Industries,
                                     Inc. (from 1995 to 1997); Director of
                                     Corporate Finance, Blount International,
                                     Inc. (from 1989 to 1995).


Nathan M. Dry                 55     Vice President (since 1999); Vice
                                     President/Product Development and Research
                                     (from 1997 to 1999); President of Dyeing and Printing Lumberton, Inc. (from 1990 to
                                     1996).


Robert A. Emken, Jr.          37     General Counsel and Secretary (since 1999);
                                     Associate Counsel (from 1991 to 1999);
                                     Associate, Womble Carlyle Sandridge & Rice,
                                     PLLC (from 1988 to 1991).


Byron J. McCutchen            53     Senior Vice President and President/Fibers
                                     (since 1995) and President /Industrial,
                                     Medical and Specialty (since 2000); Senior
                                     Vice President of Fibers (from 1994 to
                                     1995); Worldwide Business
                                     Manager-Dacron(R)Filament-E.I. DuPont Co.
                                     (from 1991 to 1994); and Specialty Business
                                     Manager- Dacron(R)-E.I. DuPont Co. (from
                                     1990 to 1991).


Richard E. Novak              57     Vice President/Human Resources (since
                                     1996); Principal of Nova Consulting Group
                                     (from 1994 to 1996); Senior Vice
                                     President/Human Resources of Joseph Horne
                                     Company, Inc. (from 1987 to 1994).


Richard J. Redpath            61     Vice President/Engineering (since 1999);
                                     Principal of The Evans Group (from 1997 to
                                     1998); Director of Engineering, Binney &
                                     Smith (from 1994-1997); Director of
                                     Engineering of Worldwide Johnson & Johnson
                                     (from 1988 to 1994).


Christopher J. Richard        44     Senior Vice President (since 1999); Vice
                                     President (from 1998-1999) and
                                     President/U.S. Automotive (since 1997);
                                     Vice President of Sales and Marketing,
                                     Garden State Tanning (from 1994 to 1997);
                                     holder of various executive positions with Collins & Aikman Corporation (from 1983 to
                                     1994).


Kim A. Thompson               42     Vice President and Chief Financial Officer
                                     (since 2000); Vice President/Corporate
                                     Controller (from 1997 to 2000); Director of
                                     Financial Reporting (from 1994 to 1997);
                                     holder of various executive positions with Collins and Aikman Corporation (from 1980 to 1994).

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


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS A PART OF THIS REPORT:

     1. FINANCIAL STATEMENTS (reference is made to pages 21 through 38 of the Annual Report, which pages are incorporated herein by reference):

         Report of Independent Public Accountants

         Consolidated Balance Sheets as of October 1, 2000 and October 3, 1999

         Consolidated Statements of Operations for the Years Ended October 1, 2000, October 3, 1999 and September 27, 1998

         Consolidated Statements of Stockholders' Investment for the Years Ended October 1, 2000, October 3, 1999 and September 27, 1998

         Consolidated Statements of Cash Flows for the Years Ended October 1, 2000, October 3, 1999 and September 27, 1998

         Notes to Consolidated Financial Statements

         Statement of Management's Responsibility


     2.  FINANCIAL STATEMENT SCHEDULE:

         Schedule II - Analysis of Valuation and Qualifying Accounts for the Years Ended October 1, 2000, October 3, 1999 and September 27, 1998

3. EXHIBITS:

EXHIBIT NO.           DESCRIPTION OF EXHIBIT
-----------           ----------------------

(3) (a) Restated Certificate of Incorporation of the Company, dated June 8, 1999 (incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 1999 (the "7/4/99 10-Q")).

(3) (b) Certificate of Correction of the Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit (3) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2000 (the "7/2/00 10-Q")).

(3) (c) By-Laws of the Company, as amended through January 1, 2000 (incorporated by reference to Exhibit (3) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2000 (the "1/2/00 10-Q")).

(4) (a) Rights Agreement dated as of July 26, 2000 between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K filed with the SEC on August 9, 2000).

(4) (b) Certificate of Amendment to the Designation of Series A Junior Participating Preferred Stock of Guilford Mills, Inc.

(4) (c) Form of Amended and Restated Note Agreement, dated November 6, 2000, entered into by and between Guilford Mills, Inc. and each of the purchasers named in the purchasers' schedule thereto (incorporated by reference to Exhibit 4.1 to the Company' Current Report on Form 8-K filed with the SEC on November 15, 2000 (the "11/16/00 8-K")).

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

(10) (f)*             Amendment to the 1991 Plan (incorporated by reference to
                      Exhibit (10)(f) to the Company's Annual Report on Form
                      10-K for the fiscal year ended September 27, 1998).

(10) (g)*             Amendment to the 1991 Plan (incorporated by reference to
                      Exhibit (10)(d) to the 7/4/99 10-Q).

(10) (h)*             Amendment to the 1991 Plan (incorporated by reference to
                      Exhibit (10) to the 1/2/00 10-Q).

(10) (i)*             Form of Stock Option Contract for key employees in the
                      1991 Plan (relating to incentive stock options)
                      (incorporated by reference to Exhibit 28 (b) to the Form
                      S-8).

(10) (j)*             Form of Stock Option Contract for Director participants in the 1991 Plan (incorporated by reference to Exhibit 28 (d) to the Form S-8).

(10) (k)*             Form of Stock Option Contract between the Company and
                      certain of its officers pursuant to the 1991 Plan
                      (incorporated by reference to Exhibit (10) (b) to the Quarterly Report on Form 10-Q for the fiscal quarter ended
                      June 29, 1997 (the "6/29/97 10-Q")).

(10) (l)*             Guilford Mills, Inc. 1989 Restricted Stock Plan (the
                      "Restricted Plan") (incorporated by reference to Exhibit
                      10 (b) (2) to the 1990 Annual Report).

(10) (m)*             Amendment to the Restricted Plan (incorporated by
                      reference to Exhibit (10) (g) to the Annual Report on Form
                      10-K for the fiscal year ended October 2, 1994 (the "1994
                      Annual Report")).

(10) (n)*             Amendment to the Restricted Plan (incorporated by
                      reference to Exhibit (10) (b) to the 3/30/97 10-Q).

(10) (o)*             Form of Restricted Stock Agreement between the
                      Company and certain of its officers pursuant to the Restricted Plan (incorporated by reference to Exhibit (10)
                      (a) to the 6/29/97 10-Q).

(10) (p)*             Amended and Restated Phantom Stock Agreement between
                      the Company and Charles A. Hayes dated September 21, 1994
                      (incorporated by reference to Exhibit (10) (m) to the 1994
                      Annual Report).

(10) (q)*             Guilford Mills, Inc. Non-Employee Director Stock Plan
                      (incorporated by reference to Exhibit (10) (b) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2000).

(10) (r)*             Form of Executive Retirement and Death Benefit Agreements
                      between the Company and certain of its executive officers and key employees (incorporated by reference to Exhibit
                      (10) (d) (1) to the 1990 Annual Report).

(10) (s)*             Form of Pension and Death Benefit Agreement between the
                      Company and certain of its executive officers and key employees (incorporated by reference to Exhibit (10) (d)
                      (2) to the 1990 Annual Report).

(10) (t)*             Form of Deferred Compensation Agreement between the
                      Company and certain of its officers and key employees
                      (incorporated by reference to Exhibit (10) (d) (3) to the 1990 Annual Report).

(10) (u)*             Guilford Mills, Inc. Excess Benefit Plan (incorporated by
                      reference to Exhibit (10) (a) to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 1996
                      ("12/29/96 10-Q")).

(10) (v)*             Guilford Mills, Inc. Trust for Non-Qualified Plans
                      (incorporated by reference to Exhibit (10) (b) to the 12/29/96 10-Q).

(10) (w)*             Guilford Mills, Inc. Senior Managers' Life Insurance Plan
                      and related Plan Agreement (incorporated by reference to Exhibit (10) (r) to the Annual Report on Form 10-K for the fiscal year ended June 28, 1992 ("1992 Annual Report")).

(10) (x)*             Guilford Mills, Inc. Senior Managers' Pre-Retirement Life
                      Insurance Agreement (incorporated by reference to Exhibit
                      (10) (s) to the 1992 Annual Report).

(10) (y)*             Guilford Mills, Inc. Senior Managers' Supplemental
                      Retirement Plan and related Plan Agreement (incorporated by reference to Exhibit (10) (t) to the 1992 Annual
                      Report).

(10) (z)*             Form of Severance Agreement between the Company and
                      certain of its officers (incorporated by reference to Exhibit (10) (b) to the 7/2/00 10-Q).

(10) (a)(a)*          Form of Severance Agreement between the Company and
                      certain of its employees (incorporated by reference to Exhibit (10) (c) to the 7/2/00 10-Q).

(10) (b)(b)*          Severance Agreement dated September 27, 2000 between the
                      Company and Terrence E. Geremski.

(10) (c)(c)           Stockholders' Agreement, dated as of April 30, 1991 by and among the Company, Maurice Fishman and Charles A. Hayes
                      (the "1991 Stockholders' Agreement") (incorporated by reference to Exhibit (10) (e) to the Company's Annual
                      Report on Form 10-K for the fiscal year ended June 30,
                      1991).

(10) (d)(d)           Amendment, dated June 29, 1994, to the 1991 Stockholders'
                      Agreement (incorporated by reference to Exhibit (10) (y) to the 1994 Annual Report).

(10) (e)(e)           Second Amendment, dated January 1, 1995, to the 1991
                      Stockholders' Agreement, (incorporated by reference to Exhibit (10)(y) to the Company's Annual Report on Form
                      10-K for the fiscal year ended October 1, 1995 (the "1995
                      Annual Report")).

(10) (f)(f)           Third Amendment, dated June 22, 1995, to the 1991
                      Stockholders' Agreement (incorporated by reference to Exhibit (10)(z) to the 1995 Annual Report).

(10) (g)(g)           Fourth Amendment, dated May 23, 1997, to the 1991
                      Stockholders' Agreement (incorporated by reference to Exhibit (10)(e) to the 6/29/97 10-Q).

(10) (h)(h)           Fifth Amendment, dated June 22, 1999, to the 1991
                      Stockholders' Agreement (incorporated by reference to Exhibit (10)(b) to the 7/4/99 10-Q).

(10) (i)(i)           Sixth Amendment, dated December 12, 2000, to the 1991
                      Stockholders' Agreement.

(10) (j)(j)           Stockholders' Agreement, dated as of June 22, 1990, by and among the Company, Charles A. Hayes, George Greenberg and
                      Maurice Fishman (the "1990 Stockholders' Agreement")
                      (incorporated by reference to Exhibit (10) (f) to the 1990
                      Annual Report).

(10) (k)(k)           Amendment, dated January 1, 1995, to the 1990
                      Stockholders' Agreement (incorporated by reference to Exhibit (10) (b)(b) to the 1995 Annual Report).

(10) (l)(l)           Second Amendment, dated June 22, 1995, to the 1990
                      Stockholders' Agreement (incorporated by reference to Exhibit (10)(c)(c) to the 1995 Annual Report).

(10) (m)(m)           Third Amendment, dated May 23, 1997, to the 1990
                      Stockholders' Agreement (incorporated by reference to Exhibit (10)(d) to the 6/29/97 10-Q).

(10) (n)(n)           Fourth Amendment, dated June 22, 1999, to the 1990
                      Stockholders' Agreement (incorporated by reference to Exhibit (10)(c) to the 7/4/99 10-Q).

(10) (o)(o)*          Summary of Short Term Incentive Plan (incorporated by
                      reference to Exhibit (10) (f)(f) to the 1997 Annual
                      Report).

(10) (p)(p)*          Management Compensation Trust Agreement between
                      the Company and North Carolina Trust Company dated July 1,
                      1991 (incorporated by reference to Exhibit (10) (y) to the 1992 Annual Report).

(10) (q)(q)*          Amendment to the Management Compensation Trust Agreement
                      between the Company and North Carolina Trust Company dated
                      April 1, 1992 (incorporated by reference to Exhibit (10)
                      (z) to the 1992 Annual Report).

(10) (r)(r)*          Second Amendment to the Management Compensation Trust
                      Agreement between the Company and North Carolina Trust
                      Company dated July 1, 1992 (incorporated by reference to
                      Exhibit (10) (a) (a) to the 1992 Annual Report).

(10) (s)(s)           Revolving Credit Agreement, dated May 26, 2000, among the
                      Company and the banks listed therein (incorporated by reference to Exhibit (10) (a) to the 7/2/00 10-Q).

(10) (t)(t)           First Amendment to Revolving Credit Agreement, dated
                      November 6, 2000, among the Company and the banks listed therein (incorporated by reference to Exhibit 10.1 to the 11/16/00 8-K).

(10) (u)(u)*          Amended and Restated Employment Agreement, dated February
                      25, 1998, by and among Raschel Fashion Interknitting,
                      Ltd., Hofmann Laces, Ltd., Curtains and Fabrics, Inc. and
                      Bruno Hofmann (incorporated by reference to Exhibit (10)
                      (a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1998).

(10) (v)(v)           Stock Purchase Agreement, dated August 6, 1999, between
                      Victor Posner and Guilford Mills, Inc. (incorporated by reference to Exhibit (10) (u)(u) to the Company's Annual
                      Report on Form 10-K for the fiscal year ended October 3,
                      1999).

(13) Annual Report to Stockholders of the Company for the fiscal year ended October 1, 2000 (only those portions of such report incorporated by reference to the Annual Report on Form 10-K are filed herewith).

(21)                  Subsidiaries of the Registrant.

(23)                  Consent of Independent Public Accountants.

(27)                  Financial Data Schedule.

*Items denoted with an asterisk represent management contracts or compensatory plans or arrangements.

(B) REPORTS ON FORM 8-K

Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 9, 2000, reporting the adoption of the Company's stockholders' rights plan

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GUILFORD MILLS, INC.

                                             By:  /s/ Kim A. Thompson
                                                  --------------------
                                                  Kim A. Thompson
                                                  Vice President and Chief
                                                  Financial Officer

Dated:  December  22, 2000

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

                  SIGNATURE                                        TITLE                                             DATE
                  ---------                                        -----                                             ----
/s/ Charles A. Hayes                                Chairman of the Board of Directors                         December 22, 2000
----------------------------------------------
Charles A. Hayes

                                                    Director; President and Chief Executive
                                                    Officer
/s/ John A. Emrich                                  (Principal Executive Officer)                              December 22, 2000
----------------------------------------------
John A. Emrich

                                                    Vice  President  and  Chief   Financial   Officer
/s/ Kim A. Thompson                                 (Principal Financial and Accounting Officer)               December 22, 2000
----------------------------------------------
Kim A. Thompson


/s/ George Greenberg                                Vice Chairman of the Board of Directors                    December 22, 2000
----------------------------------------------
George Greenberg


/s/ Tomokazu Adachi                                 Director                                                   December 22, 2000
----------------------------------------------
Tomokazu Adachi


/s/ Donald B. Dixon                                 Director                                                   December 22, 2000
----------------------------------------------
Donald B. Dixon


----------------------------------------------      Director                                                   December 22, 2000
Terrence E. Geremski


/s/ Paul G. Gillease                                Director                                                   December 22, 2000
----------------------------------------------
Paul G. Gillease


/s/ Stephen C. Hassenfelt                           Director                                                   December 22, 2000
----------------------------------------------
Stephen C. Hassenfelt


                  SIGNATURE                                        TITLE                                             DATE
                  ---------                                        -----                                             ----
/s/ Bruno Hofmann                                   Director                                                   December 22, 2000
----------------------------------------------
Bruno Hofmann


/s/ Sherry R. Jacobs                                Director                                                   December 22, 2000
----------------------------------------------
Sherry R. Jacobs


/s/ Stig A. Kry                                     Director                                                   December 22, 2000
----------------------------------------------
Stig A. Kry


/s/ Grant M. Wilson                                 Director                                                   December 22, 2000
----------------------------------------------
Grant M. Wilson


                                                    Director                                                   December 22, 2000
----------------------------------------------
Jacobo Zaidenweber


                           INDEX TO FORM 10-K SCHEDULE


Report of Independent Public Accountants..................................  F-1

Schedule II - Analysis of Valuation and Qualifying Accounts for the Years
Ended October 1, 2000, October 3, 1999 and September 27, 1998.............  F-2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Stockholders and Board of Directors of Guilford Mills, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in the Guilford Mills, Inc. Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 10, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule on page F-2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                   /s/ Arthur Andersen LLP
                                                   -----------------------
                                                   ARTHUR ANDERSEN LLP

Greensboro, North Carolina,
November 10, 2000.

                              GUILFORD MILLS, INC.

                                   SCHEDULE II
                  ANALYSIS OF VALUATION AND QUALIFYING ACCOUNTS

   For the Years Ended October 1, 2000, October 3, 1999 and September 27, 1998
                                 (In Thousands)

                                                                 Additions
                                                  Balance       Charged to
                                                 Beginning       Cost and                                        Balance End
                                                 of Period       Expenses          Deductions       Other         of Period
                                                 ---------       --------          ----------       -----         ---------
                                                                                          (1)            (2)
For the Year Ended September 27, 1998:
     Reserve deducted from assets to
     which it applies -
         Allowance for doubtful
         accounts.....................           $    9,488    $      2,578      $     (2,564)    $    (52)     $      9,450
                                                 ==========    ============      =============    =========     ============

     Restructuring reserve............           $       --          $2,962      $       (286)    $      --     $      2,676
                                                 ==========    ============      =============    =========     ============

For the Year Ended October 3, 1999:
     Reserve deducted from assets to
     which it applies -
         Allowance for doubtful
         accounts.....................           $    9,450    $     15,344      $     (7,442)    $      41     $     17,393
                                                 ==========    ============      =============    =========     ============

     Restructuring reserve............           $    2,676    $         --      $     (2,676)    $      --     $         --
                                                 ==========    ============      =============    =========     ============

For the Year Ended October 1, 2000:
     Reserve deducted from assets to
     which it applies -
         Allowance for doubtful
         accounts.....................           $   17,393    $     18,136      $    (24,396)    $    (53)     $     11,080
                                                 ==========    ============      =============    =========     ============

     Restructuring reserve............           $       --    $      9,742      $       (474)    $      --     $      9,268
                                                 ==========    ============      =============    =========     ============


(1) Deductions are for the purpose for which the reserve was created. Fiscal 1999 includes reversal of $470 of excess reserve into income.

(2)  Other amounts represent the effect of exchange rate fluctuations.