Form 10-Q
period 2000-12-31
GUILFORD MILLS INC
filed 2001-02-14
CIK 44471

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______ to ______

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


                  Number of shares of common stock outstanding
                        at December 31, 2000 - 19,194,295

                              GUILFORD MILLS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2000


                         PART I - FINANCIAL INFORMATION


Item 1.  Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by Guilford Mills, Inc. (the "Company" or "Guilford"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Condensed Consolidated Balance Sheet as of October 1, 2000 has been taken from the audited financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the year ended October 1, 2000.

The condensed consolidated financial statements included herein reflect all adjustments (none of which are other than normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the information included. For comparative purposes, certain amounts have been reclassified to conform with fiscal 2001 presentation. The following condensed consolidated financial statements are included:


         Consolidated Statements of Operations for the thirteen weeks ended
           December 31, 2000 and January 2, 2000

         Condensed Consolidated Balance Sheets as of December 31, 2000 and
           October 1, 2000

         Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended December 31, 2000 and January 2, 2000

         Condensed Notes to Consolidated Financial Statements

                              Guilford Mills, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Thirteen Weeks Ended December 31, 2000 and January 2, 2000
                      (In thousands except per share data)
                                   (Unaudited)


--------------------------------------------------------------------------------------------
                                                            DECEMBER 31,       January 2,
                                                                2000              2000
--------------------------------------------------------------------------------------------

NET SALES                                                    $ 173,558         $ 206,502

--------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
     Cost of goods sold                                        153,971           175,563
     Selling and administrative                                 20,905            25,808
     Restructuring charges                                       3,850                --
--------------------------------------------------------------------------------------------
                                                               178,726           201,371
--------------------------------------------------------------------------------------------

OPERATING (LOSS) INCOME                                         (5,168)            5,131
INTEREST EXPENSE                                                 5,980             4,471
OTHER INCOME, NET                                                  (90)           (4,084)
--------------------------------------------------------------------------------------------
(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) PROVISION            (11,058)            4,744

INCOME TAX (BENEFIT) PROVISION                                  (3,406)            1,717
--------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                            $  (7,652)        $   3,027
--------------------------------------------------------------------------------------------

NET (LOSS) INCOME PER SHARE:
     Basic                                                   $   (0.40)        $    0.16
     Diluted                                                     (0.40)             0.16
--------------------------------------------------------------------------------------------

DIVIDENDS PER SHARE                                          $      --         $    0.11
--------------------------------------------------------------------------------------------

See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      December 31, 2000 and October 1, 2000
                                 (In thousands)

-----------------------------------------------------------------------------------------------------------------
                                                                                 DECEMBER 31,        October 1,
                                                                                    2000               2000
                                                                                 (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                         $  19,737         $  23,874
Accounts receivable, net                                                            125,179           148,270
Inventories                                                                         119,492           127,550
Other current assets                                                                 29,097            23,165
-----------------------------------------------------------------------------------------------------------------

              Total current assets                                                  293,505           322,859
-----------------------------------------------------------------------------------------------------------------
Property, net                                                                       300,652           297,425
Other assets                                                                        107,144           103,928
-----------------------------------------------------------------------------------------------------------------
              Total assets                                                        $ 701,301         $ 724,212
-----------------------------------------------------------------------------------------------------------------

LIABILITIES
Short-term borrowings                                                             $  22,270         $  10,915
Current maturities of long-term debt                                                    519               530
Other current liabilities                                                            79,019            98,304
-----------------------------------------------------------------------------------------------------------------
              Total current liabilities                                             101,808           109,749
-----------------------------------------------------------------------------------------------------------------
Long-term debt                                                                      255,629           262,845
Other liabilities                                                                    41,810            41,846
-----------------------------------------------------------------------------------------------------------------
              Total long-term liabilities                                           297,439           304,691
-----------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' INVESTMENT
Common stock                                                                            655               655
Capital in excess of par                                                            120,371           120,371
Retained earnings                                                                   328,853           336,505
Accumulated other comprehensive loss                                                (17,798)          (17,164)
Other stockholders' investment                                                     (130,027)         (130,595)
-----------------------------------------------------------------------------------------------------------------
               Total stockholders' investment                                       302,054           309,772
-----------------------------------------------------------------------------------------------------------------
               Total liabilities and stockholders' investment                     $ 701,301         $ 724,212
-----------------------------------------------------------------------------------------------------------------

See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Thirteen Weeks Ended December 31, 2000 and January 2, 2000
                                 (In thousands)
                                   (Unaudited)



---------------------------------------------------------------------------------------------------------------------
                                                                                         DECEMBER 31,      January 2,
                                                                                             2000             2000
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                                                        $ (7,652)        $  3,027
     Depreciation and amortization                                                          13,999           16,857
     Other adjustments to net income, net                                                      129           (3,196)
 Net changes in operating assets and liabilities                                             6,078          (30,164)
---------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) operating activities                                 12,554          (13,476)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property                                                                  (15,608)         (14,868)
    Other investing activities, net                                                         (2,556)           1,671
---------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                              (18,164)         (13,197)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Short-term borrowings, net                                                              10,972           24,978
    Payments of long-term debt                                                             (45,500)            (219)
    Proceeds from issuance of long-term debt,
       net of deferred financing costs paid                                                 35,975               --
    Other financing activities, net                                                             --           (2,111)
---------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                            1,447           22,648
---------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                                             26              (32)
---------------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (4,137)          (4,057)


BEGINNING CASH AND CASH EQUIVALENTS                                                         23,874           22,554
---------------------------------------------------------------------------------------------------------------------

ENDING CASH AND CASH EQUIVALENTS                                                          $ 19,737         $ 18,497
---------------------------------------------------------------------------------------------------------------------


See accompanying condensed notes to consolidated financial statements.

                              GUILFORD MILLS, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                        (In thousands except share data)
                                   (Unaudited)


1. Reclassifications -- For comparative purposes, certain amounts for fiscal 2000 have been reclassified to conform to the fiscal 2001 presentation.

2. Seasonal Fluctuations -- Results for any portion of a year are not necessarily indicative of the results to be expected for a full year, due to seasonal aspects of the textile industry.

3. Foreign Currency Translation -- Translation gains or losses are reflected in the stockholders' investment section of the condensed consolidated balance sheet in accumulated other comprehensive loss.

4. Per Share Information -- Basic earnings per share information has been computed by dividing net income by the weighted average number of shares of common stock, par value $.02 per share, outstanding during the periods presented. The weighted average shares used in computing basic net income for the thirteen weeks ended December 31, 2000 and January 2, 2000 were 19,026,000 and 18,899,000, respectively.

Diluted earnings per share information also considers the dilutive effect of stock options and restricted stock grants. The weighted average shares used in computing diluted net income per share for the thirteen weeks ended December 31, 2000 and January 2, 2000 were 19,026,000 and 18,911,000, respectively.

The difference between the number of weighted average shares used to calculate basic and diluted earnings per share at January 2, 2000 was due entirely to the number of dilutive outstanding stock options and restricted stock. During the periods ended December 31, 2000 and January 2, 2000, outstanding stock options and shares of restricted stock of 2,513,000 and 2,019,000, respectively, were antidilutive and not included in the calculation of diluted net income per share.

The Company has authorized 1,000,000 shares of $1 par preferred stock. As of December 31, 2000 and October 1, 2000, no such shares were issued.

5. Inventories -- Inventories are carried at the lower of cost or market. Cost is determined by using the LIFO (last-in, first-out) method for the majority of inventories. Cost for all other inventories has been determined principally by the FIFO (first-in, first-out) method.

         Inventories at December 31, 2000 and October 1, 2000 consisted of the following:

                                                              December 31,       October 1,
                                                                  2000              2000
                                                                ---------         ---------
Finished Goods                                                  $  37,739         $  44,666
Raw Materials and work in process                                  89,728            87,196
Manufacturing supplies                                              8,684             8,640
                                                                ---------         ---------

Total inventories valued at FIFO cost                             136,151           140,502
Less - Adjustments to reduce FIFO cost to LIFO cost, net          (16,659)          (12,952)
                                                                ---------         ---------
     Total inventories                                          $ 119,492         $ 127,550
                                                                =========         =========

6. Accumulated Depreciation -- Accumulated depreciation at December 31, 2000 and October 1, 2000 was $525,107 and $511,633, respectively.

7. Comprehensive (Loss) Income -- For the thirteen weeks ended December 31, 2000 and January 2, 2000, total comprehensive (loss) income was $(8,286) and $1,276, respectively. Included in total comprehensive (loss) income for the first quarter of each year presented was net (loss) income of $(7,652) and $3,027, respectively, and foreign currency translation losses of $634 and $1,751, respectively.

8. Financial Instruments - During fiscal 2000, the Company adopted a policy to manage the exposure related to sales denominated in the foreign currencies through the use of forward foreign currency exchange contracts. For fiscal 2001, the Company has determined that its anticipated sales in the Euro are naturally hedged by anticipated Euro payables and therefore, no forward foreign currency exchange contracts have been purchased. In fiscal 2000, the Company purchased forward contracts with durations of less than 12 months that matched the anticipated receivable collections. For the period ended January 2, 2000 realized gains totaled $292. At January 2, 2000 the nominal amount of the remaining contracts was $39,794 and unrealized mark-to-market gains, recorded in other current assets in the balance sheet, were $1,826. These transactions did not qualify as hedges and, as a result, changes in the fair value of the contracts were recorded as other income in the statement of income.

9. Segment Information -- Segment information for the periods ended December 31, 2000 and January 2, 2000 was as follows:


PERIOD ENDED
DECEMBER 31, 2000                     APPAREL          AUTOMOTIVE        HOME FASHIONS          OTHER             TOTAL
                                   -------------     --------------    -----------------    -------------     -------------
External sales                         $60,632           $86,651           $16,805                $9,470          $173,558
Intersegment sales                                                                                26,394            26,394
Operating (loss) profit                 (4,668)            5,642            (4,215)               (1,927)           (5,168)
Interest expense                                                                                                     5,980
Other income, net                                                                                                      (90)
Loss before income taxes                                                                                           (11,058)
                                   =============     ==============    =================    =============     =============

PERIOD ENDED
JANUARY 2, 2000
External sales                         $74,743           $95,512           $25,548               $10,699          $206,502
Intersegment sales                                                                                28,657            28,657
Operating (loss) profit                 (2,201)            7,586            (1,357)                1,103             5,131
Interest expense                                                                                                     4,471
Other income, net                                                                                                   (4,084)
Income before income taxes                                                                                           4,744
                                   =============     ==============    =================    =============     =============

10. Other income -- Other income for the first quarter of fiscal 2001 included a $200 insurance settlement. For first quarter of fiscal 2000, other income included non-recurring gains of $3,048 for insurance carrier demutualizations and $2,118 in mark-to-market and realized foreign currency hedging.

11. Restructuring Charges -- During the fourth quarter of fiscal 2000, the Company recorded $9,268 as an accrued liability for severance costs and other obligations as a result of restructuring its apparel segment operations. During the first fiscal quarter of 2001, charges against the accrual totaled $1,547. The table below summarizes the restructuring accrual:

                                    October 1,                December 31,
                                   2000 reserve    Reserves   2000 reserve
                                      balance      utilized     balance
     ---------------------------------------------------------------------
      Severance and related
        employee benefit costs         $8,670       $1,547       $7,123
      Other costs                         598           --          598
     ---------------------------------------------------------------------
      Total                            $9,268       $1,547       $7,721
     =====================================================================

The Company also incurred additional restructuring costs of $3,850 during the first quarter of fiscal 2001, primarily related to equipment relocations within the affected facilities.

12. Recent Accounting Pronouncements -- As of October 2, 2000, the Company adopted SFAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". The impact of adopting this pronouncement was not material to the Company's financial statements.

13. Debt Refinancing -- On November 6, 2000, the Company's $130,000 revolving credit facility and $145,000 senior notes were amended so as to anticipate the consequences of the Company's restructuring actions. The amended agreements contain higher effective interest rates and more restrictive covenants than they contained before the amendments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the first quarter of fiscal 2001 were $173.6 million, a decrease of $32.9 million, or 15.9% from net sales of $206.5 million for the comparable period of the prior year.

Sales in the Automotive segment decreased 9.2% in the first quarter of fiscal 2001 to $86.7 million as compared to $95.5 million for the same quarter in the prior year. The Company's sales in this segment declined as a result of the decreased automobile production in both the U.S. and the U.K. Both nations have been affected by the worldwide economic slowdown during the quarter. The Company continues to be the dominant supplier of headliner fabric in the U.S. market.

Partially offsetting these decreases were increased sales in both Mexico and Brazil, as the Company has continued to increase its customer base in both nations.

Apparel segment sales for the first quarter ended December 31, 2000 declined 18.9% to $60.6 million from $74.7 million in the comparable quarter of the prior year. All sectors had year-over-year declines, due to low-priced imports, financial difficulties experienced by many of the Company's customers, the worldwide economic slowdown and the particularly weak U.S. retail market in the first quarter of this fiscal year. Intimate apparel fabric sales were lower due to the continued influx of imported garments. Intimate apparel lace was impacted by changing fashion trends. The swimwear sector declines were substantially in solid fabrics, where foreign competition has been most prevalent. In the ready-to-wear sector circular knits represented most of the decline. In addition, the Company's decision to exit certain product lines, such as robewear, sleepwear and velvet fabric for ready-to-wear, negatively impacted this segment.

Home Fashions segment sales for the quarter decreased 34.1% to $16.8 million from $25.5 million in the first quarter of the prior year. Fabric sales decreased $5.2 million, while direct-to-retail sales were down $3.5 million. Most of the decline in fabrics was top-of-bed, mattress ticking and furniture product lines, which have been impacted by competition from imports, inventory corrections and financial difficulties at a major customer. All direct-to-retail products experienced declines as weakness at two major retail customers resulted in significant inventory corrections.

First quarter sales in the Other segment, which includes specialty fabrics and fibers, declined 11.2% to $9.5 million as compared to $10.7 million in the first quarter of the previous year. The decline was primarily attributable to a decrease in the sales volume of hook and loop closure fabrics. This was partially offset by increases in Guilford Technical Textiles fabrics.

Gross margin for the first quarter of fiscal 2001, decreased to $19.6 million or 11.3% of net sales, from $30.9 million or 15.0% of net sales, for the same quarter a year ago. The decrease was predominately the result of the sales volume declines in all segments, which also caused underutilization of capacity, totaling $10.9 million. Fibers and lace home fashions vertical operations were negatively impacted as well. Decreased selling prices due to competition from low-priced apparel imports also impacted margins. In addition, the Company incurred $1.2 million in start-up costs for its new plant in Altamira, Mexico, as well as $0.6 million in run-out inefficiencies related to the previously announced apparel segment realignment actions. These factors have been partially offset by fixed overhead cost reductions as a result of the Company's realignment plan.

Selling and administrative expenses were $20.9 million or 12.0% of net sales, compared to $25.8 million or 12.5% of net sales, for the same quarter a year ago. The decrease from prior year was due primarily to savings resulting from the Company's restructuring plan, particularly decreased salary expenses and travel expenses, as well as lower professional fees.

During the first quarter of fiscal 2001, the Company recognized restructuring charges of $3.9 million. This consisted primarily of costs to relocate equipment. The Company ceased production at its Fishman facility in September, 2000 and is curtailing production at its Greenberg location, both in Greensboro, NC. The Company is opening a new, more cost-efficient plant in Altamira, Mexico.

Interest expense for the first quarter was $6.0 million compared to $4.5 million for the first quarter of last year. The increase in interest expense was attributable to significantly increased interest rates under the amended loan agreements, and, to a lesser extent, a slight increase in the Company's average borrowing levels.

For the quarter ended December 31, 2000, other income, net was $0.1 million compared to other income, net, of $4.1 million for the prior year's comparable period. Current year other income included a $0.2 million insurance settlement. Included in other income for the prior year were foreign currency hedging gains of $2.1 million and insurance demutualization gains of $3.0 million.

The income tax benefit for the first quarter of fiscal 2001 was $3.4 million, or 30.8% of loss before income tax benefit, compared to income tax provision of $1.7 million, or 36.2% of income before income tax provision for the same period a year ago. The fiscal 2001 effective rate was lower due to the ratio of tax credits to the Company's projected pre-tax results.

For the quarter ended December 31, 2000, net loss was $7.7 million, or $.40 per diluted share, compared to net income of $3.0 million, or $.16 per diluted share, for the same quarter a year ago.

Liquidity and Capital Requirements

At December 31, 2000, working capital was $191.7 million compared to $213.1 million at October 1, 2000. The decrease in working capital was primarily the result of lower inventory and lower accounts receivable associated with the Company's decreased revenues during the first quarter, as well as management's decision to reduce inventory levels. This was partially offset by a decrease in accrued liabilities resulting from severance, defined contribution, interest and property tax payments made during the quarter. In addition, other assets increased due to valued-added tax (VAT) receivable related to the Company's capital expenditures in Mexico.

Capital expenditures for the quarter were $15.6 million and included approximately $6.9 million of purchases related to the Company's new facility in Altamira, Mexico and realignment expenditures of $3.9 million. Depreciation expense was $13.2 million.

The Company maintains limited flexibility with respect to its working capital needs through a revolving credit facility of $130 million and the ability to receive advances of up to $30 million against its factored accounts receivable. At December 31, 2000, borrowing availability under the Company's revolving credit facility was $21.1 million, and availability under factored accounts receivable was $14.2 million.

The revolving credit facility and senior note agreements were amended on November 6, 2000 so as to anticipate the consequences of the Company's restructuring actions. The amended loan agreements have higher effective interest rates and more restrictive covenants than the previous agreements. The Company was in compliance with all the covenants under its debt agreements at December 31, 2000. The Company does not expect to be in compliance with all of its covenants as of April 1, 2001, the end of its second fiscal quarter, due to forecasted declines in earnings resulting from lower anticipated sales. The Company has initiated discussions with its lenders to obtain an appropriate amendment or waiver. The Company believes it will obtain an amendment or waiver.

Outlook

The U.S. economy experienced a slowdown during the Company's first fiscal quarter of 2001, particularly in retail sales and automobile production. Guilford's Automotive, Apparel and Home Fashions segments were all impacted by this slowdown. It is uncertain how long this downturn will continue, and whether it is merely a slowing of the previously fast-growing economy or the beginning of a national recession. Recent actions by the Federal Reserve Bank were taken in an effort to reverse the recent downturn, and many analysts expect the economy to grow stronger during the second half of calendar 2001.

Automotive industry analysts have predicted a 10-15% decline in U.S. automobile production for calendar 2001 from calendar 2000's record levels. Analysts are also projecting a similar downturn in U.K. automotive production. A significant decline in automobile production will impact the Company's automotive segment sales and profitability.

Consumer confidence reached 5-year lows by the end of calendar 2000. This lack of confidence has caused consumers to more carefully consider many purchases. The 2000 holiday season was weak at retail, and the Company's sales in the apparel and home fashions segments suffered as a result. A prolonged period of poor retail sales would further strain these segments, which are already pressured by low-priced foreign competition.

The Company's restructuring actions are proceeding according to plan. The Company's new plant in Altamira, Mexico will begin to produce fabric during the second fiscal quarter, and will continue to ramp up through the end of the fiscal year. Guilford expects to cease all production in the Greenberg facility by the end of the second quarter. These restructuring actions are expected to save the Company $35 million in fiscal 2001. The savings are weighted toward the second half of the fiscal year when much of the restructuring is expected to be completed.

The Company has initiated several actions to minimize the impact of the harsh economic environment. These include further fixed cost reductions, accelerated facility shutdowns, deferral of discretionary capital spending, marketing of real properties, extended employee layoffs and certain near-term strategic actions.

Contingencies

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

During fiscal 1992, the Company received a Notice of Violation from the North Carolina Division of Environmental Management concerning ground water contamination on or near one of its facilities. The Company voluntarily agreed to allow the installation of monitoring wells at the site, but denies that such contaminants originated from the Company's operations or property. The Company has removed underground storage tanks at all its U.S. facilities.

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

         7. domestic and foreign governmental regulations and trade policies

         8.       reliance on major customers

         9.       success of marketing, advertising and promotional campaigns

         10. inability to achieve cost reductions through consolidation and restructuring or

         11. inability to obtain financing on favorable terms or to obtain amendments or waivers with respect to noncompliance with certain covenants in loan agreements.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk for changes in interest rates and foreign currency exchange rates and has limited exposure to commodity price risk. The Company does not hold or issue any financial instruments for trading purposes. During the period ended December 31, 2000, the Company did not experience any material changes with respect to its sensitivity or management of interest rate or commodity price risk. However, the Company is subject to foreign currency risk primarily related to sales and expenditures and other transactions denominated in foreign currencies and investments in foreign subsidiaries. The Company manages the exposure related to this risk through forward foreign currency exchange contracts with durations generally less than 12 months. The changes in the market value of such contracts have a high correlation to the price changes in the currency of the related hedged transactions. The Company enters into forward foreign currency exchange contracts in the normal course of business to manage exposure against fluctuations in the purchase price of capital equipment and other transactions having firm commitments. On December 31, 2000, the Company had the following outstanding foreign currency forward contracts:



(1)               (2)              (3)           (4)            (5)
Forward
Currency          Nominal
Contracts         Amount           Average Rate  Fair Value     Gain (Loss)

(Hedge of Firm Commitments) (In thousands)
-----------------------------------------------------------------------------

Receive Swiss Francs/Pay U.S. Dollar
                    $767              1.7855        $839           $73
-----------------------------------------------------------------------------

Receive U.S. Dollar/Pay Swiss Francs
                   ($533)             1.7685       ($578)         ($45)
-----------------------------------------------------------------------------

Receive Euro/Pay Mexican Peso
                    $274             13.3157        $191          ($82)
-----------------------------------------------------------------------------

Receive U.S. Dollar/Pay British Pound
                  $8,144              1.4913      $8,104          ($40)
-----------------------------------------------------------------------------

(1)      Contracts generally mature within 12 months

(2)      Nominal contract amount as reflected in the underlying contract

(3) Weighted average contract rates represent the rates of exchange, stated in the currency sold, as reflected in the underlying contract

(4) Fair value equals the contract amount presented in U.S. dollar equivalents based upon the quarter-end exchange rates obtained from brokers or referenced from publicly available market information

(5) Gain(Loss) represents the net unrecognized gain(loss) based upon the quarter-end exchange rate

Effective in fiscal 2000, the Company adopted a policy to manage the exposure related to sales denominated in foreign currencies through the use of forward foreign currency exchange contracts. In fiscal 2000, these forward foreign currency exchange contracts covered approximately 75% of the Company's anticipated sales in the Euro, which represented the majority of the Company's foreign currency sales. The duration of these contracts was less than 12 months and matched the anticipated receivable collections. The Company has determined that its anticipated sales in the Euro for fiscal 2001 are naturally hedged by anticipated Euro payables.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings. Reference is made to Item 2 of Part I of this Quarterly Report under the heading titled "Contingencies" for the information required by this Item.

Items 2 - 3.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders. The Company's fiscal 2000 Annual Meeting of Stockholders was held on February 1, 2001. At such meeting, the stockholders elected Tomokazu Adachi, Grant M. Wilson and Dr. Jacobo Zaidenweber to serve as directors for a three-year term expiring at the first annual meeting of stockholders held after the Company's 2003 fiscal year. At the same meeting the stockholders also ratified the selection of Arthur Andersen LLP as independent auditors for the fiscal year ending September 30, 2001. The number of votes cast for, against or withheld, as well as the number of abstentions, as the case may be, with respect to each matter voted upon at the fiscal 2000 Annual Stockholders' Meeting is set forth below:

         (1) Election of Directors

             Director                     Votes For         Votes Withheld
             --------                     ---------         --------------
             Tomokazu Adachi             17,586,859                600,347
             Grant M. Wilson             17,555,062                632,144
             Dr. Jacobo Zaidenweber      17,608,699                578,507


         (2) Ratification of Selection of Auditors

             Votes For                Votes Against            Abstentions
             ---------                -------------            -----------
             18,051,032                     106,624                 29,550



Item 5.  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits:

       Not Applicable

(b) Reports on Form 8-K.

       The Company filed a Current Report on Form 8-K on November 16, 2000, relating to the amendment of its revolving credit and senior note agreements.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             GUILFORD MILLS, INC.
                                             (Registrant)


Date:   February 14, 2001                    /s/ Kim A. Thompson
                                             -----------------------------------
                                             Kim A. Thompson
                                             Vice President/
                                             Chief Financial Officer