Form 10-Q
period 2001-04-01
GUILFORD MILLS INC
filed 2001-05-16
CIK 44471

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 1, 2001

                                       OR

       [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______________ to ____________

                         Commission File Number 1-6922

                              GUILFORD MILLS, INC.

             (Exact name of Registrant as specified in its charter)

                  Delaware                        13-1995928
           ---------------------           ----------------------------
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

                  Number of shares of common stock outstanding
                         at April 27, 2001 - 19,231,354

                              GUILFORD MILLS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED APRIL 1, 2001


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

The condensed consolidated financial statements included herein reflect all adjustments (none of which are other than normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the information included. For comparative purposes, certain amounts for fiscal
2000 have been reclassified to conform with fiscal 2001 presentation. The following condensed consolidated financial statements are included:


         Consolidated Statements of Operations for the thirteen weeks ended April 1, 2001 and April 2, 2000

         Consolidated Statements of Operations for the twenty-six weeks ended April 1, 2001 and April 2, 2000

         Condensed Consolidated Balance Sheets as of April 1, 2001 and October 1, 2000

         Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended April 1, 2001 and April 2, 2000

         Condensed Notes to Consolidated Financial Statements


                              Guilford Mills, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Thirteen Weeks Ended April 1, 2001 and April 2, 2000
                      (In thousands except per share data)
                                   (Unaudited)


        -------------------------------------------------------------------------- --------------------- ---------------------
                                                                                          April 1,             April 2,
                                                                                            2001                 2000
        -------------------------------------------------------------------------- --------------------- ---------------------


        Net Sales                                                                       $ 166,343             $ 211,089

        Costs and Expenses:
                 Cost of goods sold                                                       157,733               178,380
                 Selling and administrative                                                21,637                25,881
                 Restructuring charges                                                      4,290                     -
        -------------------------------------------------------------------------- --------------------- ---------------------
                                                                                          183,660               204,261
        -------------------------------------------------------------------------- --------------------- ---------------------

        Operating (Loss) Income                                                           (17,317)                6,828
        Interest Expense                                                                    6,017                 4,692
        Other Income, Net                                                                    (381)               (2,506)

        -------------------------------------------------------------------------- --------------------- ---------------------
        (Loss) Income Before Income Tax (Benefit) Provision                               (22,953)                4,642

        Income Tax (Benefit) Provision                                                     (6,052)                1,868
        -------------------------------------------------------------------------- --------------------- ---------------------
        Net (Loss) Income                                                              $  (16,901)          $     2,774
        -------------------------------------------------------------------------- --------------------- ---------------------

        Net (Loss) Income Per Share:
                 Basic                                                              $      (0.89)         $       0.15
                 Diluted                                                                   (0.89)                 0.15
        -------------------------------------------------------------------------- --------------------- ---------------------

        Dividends Per Share                                                             $         -        $      0.11
        -------------------------------------------------------------------------- --------------------- ---------------------

          See accompanying condensed notes to consolidated financial statements.





                              Guilford Mills, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Twenty-Six Weeks Ended April 1, 2001 and April 2, 2000
                      (In thousands except per share data)
                                   (Unaudited)


        -------------------------------------------------------------------------- --------------------- ---------------------
                                                                                          April 1,             April 2,
                                                                                            2001                 2000
        -------------------------------------------------------------------------- --------------------- ---------------------

        Net Sales                                                                       $ 339,901             $ 417,591


        Costs and Expenses:
                 Cost of goods sold                                                       311,704               353,943
                 Selling and administrative                                                42,542                51,689
                 Restructuring charges                                                      8,140                     -
        -------------------------------------------------------------------------- --------------------- ---------------------
                                                                                          362,386               405,632
        -------------------------------------------------------------------------- --------------------- ---------------------

        Operating (Loss) Income                                                           (22,485)               11,959
        Interest Expense                                                                   11,997                 9,163
        Other Income, Net                                                                    (471)               (6,590)

        -------------------------------------------------------------------------- --------------------- ---------------------
        (Loss) Income Before Income Tax (Benefit) Provision                               (34,011)                9,386

        Income Tax (Benefit) Provision                                                     (9,458)                3,585
        -------------------------------------------------------------------------- --------------------- ---------------------
        Net (Loss) Income                                                              $  (24,553)          $     5,801
        -------------------------------------------------------------------------- --------------------- ---------------------

        Net (Loss) Income Per Share:
                 Basic                                                              $      (1.29)         $       0.31
                 Diluted                                                                   (1.29)                 0.31
        -------------------------------------------------------------------------- --------------------- ---------------------

        Dividends Per Share                                                             $         -        $      0.22
        -------------------------------------------------------------------------- --------------------- ---------------------

          See accompanying condensed notes to consolidated financial statements.






                              Guilford Mills, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        April 1, 2001 and October 1, 2000
                                 (In thousands)

        -------------------------------------------------------------------------- --------------------- ---------------------
                                                                                         April 1,             October 1,
                                                                                           2001                  2000
                                                                                       (Unaudited)
        -------------------------------------------------------------------------- --------------------- ---------------------

        Assets
        Cash and cash equivalents                                                      $    10,600           $    23,874
        Accounts receivable, net                                                           116,891               148,270
        Inventories                                                                        113,818               127,550
        Other current assets                                                                33,819                23,165
        -------------------------------------------------------------------------- --------------------- ---------------------

                 Total current assets                                                      275,128               322,859
        -------------------------------------------------------------------------- --------------------- ---------------------
        Property, net                                                                      304,454               298,687
        Other assets                                                                       109,991               102,666
        -------------------------------------------------------------------------- --------------------- ---------------------
                 Total assets                                                            $ 689,573             $ 724,212
        -------------------------------------------------------------------------- --------------------- ---------------------

        Liabilities
        Short-term borrowings                                                           $   18,587            $   10,915
        Current maturities of long-term debt                                                10,529                   530
        Other current liabilities                                                           77,742                98,304
        -------------------------------------------------------------------------- --------------------- ---------------------
                 Total current liabilities                                                 106,858               109,749
        -------------------------------------------------------------------------- --------------------- ---------------------
        Long-term debt                                                                     259,034               262,845
        Other liabilities                                                                   40,314                41,846
        -------------------------------------------------------------------------- --------------------- ---------------------
                 Total long-term liabilities                                               299,348               304,691
        -------------------------------------------------------------------------- --------------------- ---------------------

        Stockholders' Investment
        Common stock                                                                           655                   655
        Capital in excess of par                                                           120,142               120,371
        Retained earnings                                                                  311,952               336,505
        Accumulated other comprehensive loss                                               (19,957)              (17,164)
        Other stockholders' investment                                                    (129,425)             (130,595)
        -------------------------------------------------------------------------- --------------------- ---------------------
                 Total stockholders' investment                                            283,367               309,772
        -------------------------------------------------------------------------- --------------------- ---------------------
                 Total liabilities and stockholders' investment                          $ 689,573             $ 724,212
        -------------------------------------------------------------------------- --------------------- ---------------------


         See accompanying condensed notes to consolidated financial statements.




                              Guilford Mills, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Twenty-Six Weeks Ended April 1, 2001 and April 2, 2000
                                 (In thousands)
                                   (Unaudited)


        ---------------------------------------------------------------------------------- ----------------- ------------------
                                                                                               April 1,           April 2,
                                                                                                 2001               2000
        ---------------------------------------------------------------------------------- ----------------- ------------------

        Cash Flows From Operating Activities:
         Net (loss) income                                                                   $ (24,553)        $   5,801
         Depreciation and amortization                                                          28,013            33,240
         Other adjustments to net income, net                                                   (2,148)           (5,484)
         Net changes in operating assets and liabilities                                        10,663           (22,224)
        ---------------------------------------------------------------------------------- ----------------- ------------------
                Net cash provided by operating activities                                       11,975            11,333
        ---------------------------------------------------------------------------------- ----------------- ------------------

        Cash Flows From Investing Activities:
         Additions to property                                                                 (32,966)          (31,303)
         Other investing activities, net                                                        (3,413)            5,532
        ---------------------------------------------------------------------------------- ----------------- ------------------
                Net cash used in investing activities                                          (36,379)          (25,771)
        ---------------------------------------------------------------------------------- ----------------- ------------------
        Cash Flows From Financing Activities:
         Short-term borrowings, net                                                              7,433            12,382
         Payments of long-term debt                                                            (62,389)             (699)
         Proceeds from issuance of long-term debt, net of deferred financing costs paid         66,154               229
         Other financing activities, net                                                            --            (4,222)
        ---------------------------------------------------------------------------------- ----------------- ------------------
                Net cash provided by financing activities                                       11,198             7,690

        Effect of Exchange Rate Changes on Cash and
           Cash Equivalents                                                                        (68)             (192)

        ---------------------------------------------------------------------------------- ----------------- ------------------

        Net Decrease In Cash and Cash Equivalents                                              (13,274)           (6,940)

        Beginning Cash and Cash Equivalents                                                     23,874            22,554

        ---------------------------------------------------------------------------------- ----------------- ------------------

        Ending Cash and Cash Equivalents                                                      $ 10,600          $ 15,614
        ---------------------------------------------------------------------------------- ----------------- ------------------

        See accompanying condensed notes to consolidated financial statements.



                              GUILFORD MILLS, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  April 1, 2001
                        (In thousands except share data)
                                   (Unaudited)


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

4. Per Share Information -- Basic earnings per share information has been computed by dividing net income by the weighted average number of shares of common stock, par value $.02 per share, outstanding during the periods presented. The weighted average shares used in computing basic net income for the thirteen weeks ended April 1, 2001 and April 2, 2000 were 19,063,000 and 18,899,000, respectively. The weighted average shares used in computing basic net income for the twenty-six weeks ended April 1, 2001 and April 2, 2000 were 19,045,000 and 18,899,000, respectively.

Diluted earnings per share information also considers the dilutive effect of stock options and restricted stock grants. The weighted average shares used in computing diluted net income per share for the thirteen weeks ended April 1, 2001 and April 2, 2000 were 19,100,000 and 19,025,000, respectively. The weighted average shares used in computing diluted net income per share for the twenty-six weeks ended April 1, 2001 and April 2, 2000 were 19,054,000 and 18,968,000, respectively.

The difference between the number of weighted average shares used to calculate basic and diluted earnings per share was due entirely to the number of outstanding stock options and restricted stock. During the quarterly periods ended April 1, 2001 and April 2, 2000, outstanding stock options and shares of restricted stock of 1,890,000 and 1,986,000, respectively, were antidilutive and not included in the calculation of diluted net income per share. During the six-month periods ended April 1, 2001 and April 2, 2000, outstanding stock options and shares of restricted stock of 1,875,000 and 2,011,000, respectively, were antidilutive for either part or all of the period and not included in the calculation of diluted net income per share.

The Company has authorized 1,000,000 shares of $1 par preferred stock. As of April 1, 2001 and October 1, 2000, no such shares were issued.

5. Inventories -- Inventories are carried at the lower of cost or market. Cost is determined by using the LIFO (last-in, first-out) method for the majority of inventories. Cost for all other inventories has been determined principally by the FIFO (first-in, first-out) method.

        Inventories at April 1, 2001 and October 1, 2000 consisted of the following:

                                                                        April 1,           October 1,
                                                                         2001                 2000
                                                                   ------------------   -----------------

Finished Goods                                                       $  39,436            $  46,616
 Raw Materials and work in process                                      81,916               87,564
 Manufacturing supplies                                                  8,441                8,107
                                                                   ------------------   -----------------
 Total inventories valued at FIFO cost                                 129,793              142,287
 Less - Adjustments to reduce FIFO cost to LIFO cost, net              (15,975)             (14,737)
                                                                   ------------------   -----------------
      Total inventories                                               $113,818             $127,550
                                                                   ==================   =================

6. Accumulated Depreciation -- Accumulated depreciation at April 1, 2001 and October 1, 2000 was $526,561 and $511,633, respectively.

7. Comprehensive Income -- For the thirteen weeks ended April 1, 2001 and April 2, 2000, total comprehensive (loss) income was ($19,060) and $4,235, respectively. Included in total comprehensive (loss) income for the quarters were net (loss) income of ($16,901) and $2,774, respectively, and foreign currency translation (loss) gain of ($2,159) and $1,461, respectively. Comprehensive (loss) income was ($27,346) and $5,510, consisting of net (loss) income of ($24,553) and $5,801 and foreign currency translation losses of ($2,793) and ($291) for the six-month periods ended April 1, 2001 and April 2, 2000, respectively.

8. Financial Instruments -- During fiscal 2000, the Company adopted a policy to manage the exposure related to sales denominated in foreign currencies through the use of forward foreign currency exchange contracts. For fiscal 2001, the Company has determined that its anticipated sales in the Euro are naturally hedged by anticipated Euro payables and therefore, no forward foreign currency exchange contracts have been purchased. In fiscal 2000, the Company purchased forward contracts with durations of less than 12 months that matched the anticipated receivable collections. For the quarterly and six month periods ended April 2, 2000 realized gains totaled $838 and $1,130 respectively. At April 2, 2000 the nominal amount of the remaining contracts was $18,661 and unrealized mark-to-market gains, recorded in other current assets in the balance sheet, were $2,053. These transactions did not qualify as hedges and, as a result, changes in the fair value of the contracts were recorded as other income in the statement of income.

9. Segment Information -- Segment information for the quarterly periods ended April 1, 2001 and April 2, 2000 was as follows:



                                              Apparel          Automotive       Home Fashions           Other             Total
                                           -------------     --------------    ----------------    -------------     -------------
        April 1, 2001
        External sales                         $49,821          $ 81,637           $22,727              $12,158        $166,343
        Intersegment sales                                                                               25,243          25,243
        Operating loss                         (11,204)           (1,403)           (3,121)              (1,589)        (17,317)
        Interest expense                                                                                                  6,017
        Other income, net                                                                                                  (381)
        Loss before income taxes                                                                                        (22,953)
                                           =============     ==============    ================    =============     =============

        April 2, 2000
        External sales                         $71,901          $103,524           $23,279              $12,385        $211,089
        Intersegment sales                                                                               29,920          29,920
        Operating (loss) profit                 (1,284)            6,999             1,021                   92           6,828
        Interest expense                                                                                                  4,692
        Other income, net                                                                                                (2,506)
        Income before income taxes                                                                                        4,642
                                           =============     ==============    ================    =============     =============


Segment information for the six-month periods ended April 1, 2001 and April 2, 2000 was as follows:


                                              Apparel          Automotive        Home Fashions          Other             Total
                                           -------------     --------------    ----------------    -------------     -------------
        April 1, 2001
        External sales                        $110,453          $168,288             $39,531            $21,629        $339,901
        Intersegment sales                                                                               51,635          51,635
        Operating (loss) profit                (15,872)            4,239              (7,336)            (3,516)        (22,485)
        Interest expense                                                                                                 11,997
        Other income, net                                                                                                  (471)
        Loss before income taxes                                                                                        (34,011)
                                           =============     ==============    ================    =============     =============

        April 2, 2000
        External sales                        $146,644          $199,036             $48,827            $23,084        $417,591
        Intersegment sales                                                                               58,577          58,577
        Operating (loss) profit                 (3,485)           14,585                (336)             1,195          11,959
        Interest expense                                                                                                  9,163
        Other income, net                                                                                                (6,590)
        Income before income taxes                                                                                        9,386
                                           =============     ==============    ================    =============     =============


10. Other income -- Other income for the second quarter of fiscal 2001 included several small items. In the second quarter of fiscal 2000, other income included a hedging gain of $1,065 comprised of $227 of mark-to-market gain and $838 of realized gain, and a $2,479 gain from stock received from two of the Company's insurance carriers that demutualized. This income was partially offset by losses of $649 from equity investees. For the six months ended April 1, 2001, other income included a $200 insurance settlement. For the six months ended April 2, 2000, a hedging gain of $3,182, of which $2,053 was unrealized, and a demutualization gain of $5,527, were included in other income, partially offset by $2,231 in equity investee losses.

11. Restructuring Charges -- During the fourth quarter of fiscal 2000, the Company recorded $9,268 as an accrued liability for severance costs and other obligations as a result of restructuring its apparel segment operations. During the first six months of fiscal 2001, charges against the accrual totaled $3,326. The table below summarizes the restructuring accrual:


                                                             October 1,                      April 1,
                                                           2000 reserve      Reserves      2001 reserve
                                                              balance        utilized         balance
                          ------------------------------- ---------------- ------------- ------------------
                          Severance and related
                            employee benefit costs               $8,670        $3,166           $5,504
                          Other costs                               598           160              438
                          ------------------------------- ---------------- ------------- ------------------
                          Total                                  $9,268        $3,326           $5,942
                          ------------------------------- ---------------- ------------- ------------------


The Company also incurred additional restructuring costs of $4,290 during the second quarter of fiscal 2001, and $8,140 year to date, primarily related to equipment relocations within the affected facilities.

12. Debt Refinancing -- As previously announced by the Company, the Company was not in compliance with certain financial covenants in its loan agreements as of the end of its second fiscal quarter ended April 1, 2001. As of May 16, 2001, the Company had reached an agreement in principle with its lenders, pursuant to which, the lenders had agreed to waive such covenant non-compliance and to amend the Company's loan agreements. The Company and its lenders are in the process of finalizing definitive documents reflecting such waiver and amendments and expect to execute such definitive agreements within a matter of days. The debt remains classified as long-term.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the second quarter of fiscal 2001 decreased $44.8 million, or 21.2% to $166.3 million, compared to net sales of $211.1 million in the second quarter of the prior year. For the six-month period ended April 1, 2001, net sales were $339.9 million, a decrease of $77.7 million, or 18.6%, from net sales of $417.6 million for the six months ended April 2, 2000.

Sales in the Automotive segment decreased 21.2% in the second quarter of fiscal 2001 to $81.6 million as compared to $103.5 million for the same quarter in the prior year. North American automobile production declined sharply from last year's record levels as vehicle inventories were reduced and the national economy slowed. The Company's largest customer in Europe has suffered continued declining sales. Guilford's automotive fabric sales in Brazil and Mexico have increased due to increased car build and new fabric placements. Sales in the UK and Brazil have been negatively impacted by unfavorable currency exchange rate fluctuations. For the six months ended April 1, 2001, Automotive sales were $168.3 million compared to $199.0 million in the first six months of fiscal 2000, a decrease of 15.5%.

Apparel segment sales for the second quarter ended April 1, 2001, declined 30.7% to $49.8 million from $71.9 million in the comparable quarter of the prior year. The domestic apparel industry continued to be challenged by a soft retail market and low-priced imports. All of the apparel sectors experienced a sales decrease from the prior year. Sales of elastics/intimate apparel fabrics, including lace products, were lower than in the prior year as the Company's customers, faced with weaker retail sales, reduced existing inventory. Ready-to-wear fabric sales were down due to continued pressure from lower priced imports, as well as the Company's decision to exit circular knit fabric production in January, 2001, and to re-enter when production of these fabrics is shifted to the Company's new facility in Altamira, Mexico in the third quarter. Swimwear sales declined due to slower retail re-orders and the Company's restructuring actions which temporarily disrupted manufacturing. The Company exited domestic production of certain commodity fabrics as part of its restructuring plan and sales declined $7.5 million as a result. Apparel sales in the first half of fiscal 2001 were $110.5 million and decreased 24.7% from sales in the first half of fiscal 2000 of $146.7 million.

Sales in the Home Fashions segment for the second quarter of fiscal 2001 decreased 2.6% to $22.7 million from $23.3 million in the prior year. Direct-to-retail sales improved, mostly in bedding products, despite the current weak retail climate. This increase was more than offset by lower fabric sales in the top-of-bed, mattress ticking and furniture product lines. Home Fashions sales for the first six months were $39.5 million, a decrease of 19.1% from sales of $48.8 million in fiscal 2000. The decrease year to date was due to declines in fabrics for the top-of-bed, mattress ticking and furniture product lines during the first quarter, which were impacted by competition from imports, inventory corrections and financial difficulties at a major customer. All direct-to-retail products experienced declines in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000, as weakness at two major retail customers resulted in significant inventory corrections.

Second quarter sales in the Other segment, which includes specialty fabrics and fibers, decreased 1.6% to $12.2 million compared to $12.4 million in the second quarter of the previous year. This decrease was primarily attributable to lower sales volume of hook and loop closure fabrics in the European market, partially offset by increases in Guilford Technical Textiles sales. Fibers sales also increased. For the six months ended April 1, 2001, Other sales were $21.6 million and slightly lower than sales of $23.1 million in fiscal 2000.

Gross margin for the second quarter of fiscal 2001 decreased to $8.6 million or 5.2% of net sales, from $32.7 million or 15.5% of net sales, for the same quarter a year ago. The decrease was predominately the result of declining sales volume and reduced inventories in the Apparel and Automotive segments, causing capacity under-utilization. Pricing pressures brought on by the weak retail environment have also impacted margins. In addition, weak currencies in the UK and Brazil have impacted sales as reported in US dollars for those countries. Run-out inefficiencies associated with the plant closings and consolidations, along with start-up costs for the Company's new Mexican facility, negatively impacted gross margin by $4.3 million. The Company's reduced fixed overhead costs partially offset these declines. The effect of raw material price increases has been minimal. For the first six months, gross margin was $28.2 million or 8.3% of net sales, a decrease from prior year's gross margin of $63.7 million or 15.3% of net sales.

Selling and administrative expenses for the second quarter of fiscal 2001 were $21.6 million or 13.0% of net sales, compared to $25.9 million or 12.3% of net sales, for the same quarter a year ago. The decrease in absolute dollars resulted mostly from the downsizing of the Company's apparel and corporate overhead pursuant to its restructuring plan, as well as from an increased focus on cost-containment. Selling and administrative expenses for the first six-month period of fiscal 2001 were $42.5 million or 12.5% of net sales, compared to $51.7 million or 12.4% of net sales, for the same period a year ago.

During the second quarter of fiscal 2001, the Company recognized restructuring charges of $4.3 million. This consisted primarily of costs to relocate certain equipment and employee stay bonuses. The Company ceased production at its Fishman facility in September, 2000 and at its Greenberg location in March, 2001. Both of these plants are located in Greensboro, NC. Some production was moved to Company plants in Pine Grove, PA, Cobleskill, NY and Kenansville, NC, as well as the Company's new, more cost efficient plant in Altamira, Mexico. Year to date, the Company has recognized restructuring charges of $8.1 million. In addition, run-out inefficiencies, included in gross margin and selling and administrative expenses, totaled $1.5 million for the quarter and $2.1 million year-to-date.

Interest expense for the second quarter of fiscal 2001 was $6.0 million compared to $4.7 million for the second quarter last year. The increase in interest expense was attributable to substantially higher weighted average interest rates, as well as an overall slight increase in the level of debt. For the first six months of fiscal 2001, interest expense was $12.0 million versus $9.2 million in fiscal 2000.

For the quarter ended April 1, 2001, other income, net was $0.4 million compared to other income, net, of $2.5 million for the prior year's comparable period. Included in other income for the current year were several small items, while last year's amounts resulted from foreign currency hedging gains of $1.1 million and insurance demutualization gains of $2.5 million, partially offset by $0.6 million in losses from equity investees. For the six months ended April 1, 2001, other income, net was $0.5 million, including a $0.2 million insurance settlement. For the comparable period of fiscal 2000, other income, net was $6.6 million and included foreign currency hedging gains of $3.2 million and demutualization gains of $5.5 million, partially offset by equity investee losses of $2.2 million.

The income tax benefit for the first six months of fiscal 2001 was $9.5 million, or 27.8% of income before tax benefit, compared to a tax provision of $3.6 million, or 38.2% of income before tax provision for the same period a year ago. The estimated effective tax rate decreased year over year primarily as a result of the ratio of losses between U.S. and foreign operations, as well as the ratio of tax credits to the Company's projected pre-tax results.

For the quarter ended April 1, 2001, net loss was $16.9 million, or $0.89 per diluted share, compared to net income of $2.8 million, or $0.15 per diluted share, for the second quarter a year ago. Net loss for the six months ended April 1, 2001, was $24.6 million, or $1.29 per diluted share, compared to net income of $5.8 million, or $0.31 per diluted share, for the comparable six-month period in the prior year.

Liquidity and Capital Requirements

At April 1, 2001, working capital was $168.3 million compared to $213.1 million at October 1, 2000. The decrease in working capital was primarily the result of large decreases in accounts receivable and inventory, which were partially offset by decreases in accounts payable and accruals. The Company decreased inventory levels in response to sales declines and also given its focus on cash. Inventory turns on a historical basis was 4.2 at April 1, 2001, compared to 3.7 a year ago, while days sales outstanding improved to 54 at April 1, 2001, from 62 on April 2, 2000.

The Company generally maintains annual capital expenditures near the amount of depreciation expense. During fiscal 2001, capital expenditures of $33.0 million have exceeded depreciation expense of $26.0 million due to the Company's expansion in Mexico, as well as realignment-related expenses.

The Company maintains limited flexibility with respect to its working capital needs through a revolving credit facility of $130 million and the ability to receive advances of up to $40 million against its factored accounts receivable. At April 1, 2001, borrowing availability under the Company's revolving credit facility was $7.4 million, and availability under factored accounts receivable was $2.4 million. The Company's Senior Notes are due in December, 2008. Under certain circumstances, Guilford may be required to prepay the Senior Notes, prior to the Notes' maturity, upon refinancing of Guilford's revolving credit facility.

The Company's focus has been, and continues to be, cash management, even at the expense of operating results. Guilford has deferred all non-critical capital outlays, and is in the process of selling vacant and idled property.

As previously announced by the Company, the Company was not in compliance with certain financial covenants in its laon agreements as of the end of its second fiscal quarter ended April 1, 2001. As of May 16, 2001, the Company had reached an agreement in principle with its lenders, pursuant to which, the lenders had agreed to waive such covenant non-compliance and to amend the Company's loan agreements. The Company and its lenders are in the process of finalizing definitive documents reflecting such waiver and amendments and expect to execute such definitive agreements within a matter of days. The principal changes in the amendments are expected to include: (1) mandatory commitment reductions of $10 million in fiscal 2001 and $25 million in fiscal 2002, and (2) increased pricing. Under the agreement in principle, the lender group has agreed to relax prior limitations on certain types of other indebtedness such as factor lines and purchase money debt, thereby providing Guilford with other financing options. The Company expects to satisfy commitment reduction requirements through operating improvements, continued prudent cash management and property sales.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk for changes in interest rates and foreign currency exchange rates and has limited exposure to commodity price risk. The Company does not hold or issue any financial instruments for trading purposes. During the period ended April 1, 2001, the Company did not experience any material changes with respect to its sensitivity or management of interest rate or commodity price risk. However, the Company is subject to foreign currency risk primarily related to sales and expenditures and other transactions denominated in foreign currencies and investments in foreign subsidiaries. The Company manages the exposure related to this risk through forward exchange contracts with durations generally less than 12 months. The changes in the market value of such contracts have a high correlation to the price changes in the currency of the related hedged transactions. The Company enters into forward currency exchange contracts in the normal course of business to manage exposure against fluctuations in the purchase price of capital equipment and other transactions having firm commitments. On April 1, 2001, the Company had the following outstanding foreign currency forward contracts:


        (1)               (2)               (3)               (4)              (5)
      Forward
      Currency       Nominal Amount      Average            Fair              Gain
     Contracts                             Rate             Value            (Loss)

  (Hedge of Firm Commitments) (In thousands)
---------------------------------------------------------------------- ----------------

  Receive Swiss Francs/Pay U.S. Dollar
                              $257            1.6613             $249             ($8)
----------------- ----------------- ----------------- ---------------- ----------------

  Receive Euro/Pay Mexican Peso
                              $140           13.6132              $91            ($49)
----------------- ----------------- ----------------- ---------------- ----------------

  Receive U.S. Dollar/Pay British Pound
                            $7,789            1.4264           $7,755            ($35)
----------------- ----------------- ----------------- ---------------- ----------------

(1)      Contracts generally mature within 12 months
(2)      Nominal contract amount as reflected in the underlying contract
(3)      Weighted  average  contract  rates  represent  the rates of  exchange, stated in the  currency sold, as  reflected  in  the underlying contract
(4)      Fair value equals the contract amount presented in U.S. dollar equivalents based upon the quarter-end exchange rates obtained from brokers or referenced from publicly available market information
(5)      Gain (Loss) represents the net unrecognized gain (loss) based upon the quarter-end exchange rate


  Effective in fiscal 2000, the Company adopted a policy to manage the exposure related to sales denominated in foreign currencies through the use of forward exchange contracts. In fiscal 2000, these forward exchange contracts covered approximately 75% of the Company's anticipated sales in the Euro, which represented the majority of the Company's foreign currency sales. The duration of these contracts was less than 12 months and matched the anticipated receivable collections. The Company has determined that its anticipated sales in the Euro for fiscal 2001 are naturally hedged by anticipated Euro payables.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings. Reference is made to Item 2 of Part I of this Quarterly Report under the heading titled "Contingencies"for the information required by this Item.

Items 2 - 5.  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.


(a)      Exhibits

       (10)(a) Amendments to the Guilford Mills, Inc. 1991 Stock Option Plan (these amendments are being filed solely to correct certain typographical errors contained in the amendments originally filed as Exhibit 99.1 to a Current Report on Form 8-K filed on March 30, 2001).

       (10)(b) Amendments to the Guilford Mills, Inc. Non-Employee Director Stock Plan

(b)      Reports on Form 8-K.

       The Company filed a Current Report on Form 8-K on March 30, 2001, relating to the amendment of its 1991 Stock Option Plan.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


GUILFORD MILLS, INC.
(Registrant)


Date:   May 16, 2001                     By:        /s/ Kim A. Thompson
                                                    --------------------------
                                                        Kim A. Thompson
                                                        Vice President/
                                                        Chief Financial Officer

EXHIBIT INDEX


Exhibit Number                 Description


(10)(a) Amendments (effective as of February 1, 2001) to the Guilford Mills, Inc. 1991 Stock Option Plan

(10)(b)                        Amendments  to  the  Guilford  Mills,  Inc.  Non-
                               Employee Director Stock Plan

                                 EXHIBIT (10)(a)


                     AMENDMENTS TO THE GUILFORD MILLS, INC.
                             1991 STOCK OPTION PLAN



         The Guilford Mills, Inc. 1991 Stock Option Plan (the "Option Plan) is hereby amended as follows:

1. The third paragraph of Article I of the Option Plan is amended and restated to read as follows:

                  The stock options ("Options"), stock appreciation rights ("Rights") and the Stock Awards (as defined in Article XXIX hereof) offered pursuant to the Plan are a matter of separate inducement and are not in lieu of any salary or other compensation for the services of any key employee, consultant or director.

2. The first sentence of the first paragraph of Article II of the Option Plan is amended and restated to read as follows:

                  The total number of shares of common stock of the Company which may be purchased or acquired pursuant to Stock Awards or the exercise of Options or Rights granted under the Plan shall not exceed, in the aggregate, Two Million Seven Hundred Fifty Thousand (2,750,000) shares of the authorized common stock, $.02 par value per share, of the Company (the "Shares"), such number to be subject to adjustment as provided in Article XVIII hereof.

3. The second sentence of the second paragraph of Article II of the Option Plan is amended and restated to read as follows:

                  If and to the extent that Options or Rights granted under the Plan expire or terminate without having been exercised or are cancelled for any reason, the Shares covered by such expired, terminated or cancelled Options or Rights may again be subject to an Option or Right under the Plan.

4. The third and fourth paragraphs of Article II of the Option Plan are amended and restated to read as follows:

                  Except as provided in Articles X through XIV and XXV and XXVIII hereof, the Company may, from time to time during the period beginning on August 29, 1991 (the "Effective Date") and ending on August 28, 2006 (the "Termination Date"), grant to certain key employees, consultants and directors of the Company, or certain key employees of and consultants to any subsidiary corporation or parent corporation of the Company now existing or hereafter formed or acquired, Incentive Options and/or Non-Qualified Options and/or Rights and/or Stock Awards under the terms hereinafter set forth.
                  Provisions of the Plan that pertain to Stock Awards, Options or Rights granted to an employee or a consultant shall apply to Stock Awards, Options, Rights or any combination thereof.

5. The third paragraph of Article III of the Option Plan is amended and restated to read as follows:

                  Subject to the express provisions of the Plan, including without limitation, Articles X through XIV hereof, the Board of Directors, the Executive Committee or the Option Committee, as the case may be, shall have authority, in its sole discretion, to determine the employees and consultants to whom Stock Awards, Options or Rights shall be granted, the date upon which such Stock Awards, Options or Rights shall be granted, the number of Shares which shall be subject to each Option or Right, the purchase price or exercise price of each Option or Right, and the other terms and provisions thereof (which need not be identical). In determining the number of Shares granted under a Stock Award or Shares for which Options or Rights are to be granted to each employee or consultant, the length of such employee's or consultant's service, the amount of the employee's or consultant's earnings and his responsibilities and duties shall be given careful consideration by the Board of Directors, the Executive Committee or the Option Committee, as the case may be.

6. The second sentence of paragraph four of Article III of the Option Plan is amended and restated to read as follows:

                  The Board of Directors, the Executive Committee or the Option Committee, as the case may be, also shall have the authority to require, in its sole discretion, as a condition of the granting of any such Stock Award, Option or Right, that the employee agree (a) not to sell or otherwise dispose of Shares granted under a Stock Award or acquired pursuant to the exercise of such Option or Right for a period of six (6) months following the date of the acquisition of such Stock Award, Option or Right and (b) that in the event of termination of employment of such employee, other than as a result of dismissal without cause, such employee will not, for a period to be fixed at the time of the grant of the Stock Award, Option or Right, enter into any other employment or participate directly or indirectly in any other business or enterprise which is competitive with the business of the Company or any subsidiary corporation or parent corporation of the Company, or enter into any employment in which such employee will be called upon to utilize special knowledge obtained through employment with the Company or any subsidiary corporation or parent corporation thereof.

7. The third sentence of paragraph six of Article III of the Option Plan is amended and restated to read as follows:

                  No member or former member of the Board of Directors, the Executive Committee or the Option Committee, as the case may be, shall be liable for any action or determination made in good faith with respect to the Plan or any award of Options, Rights or Stock Awards granted hereunder.

8. Paragraph two of Article IV of the Option Plan is amended and restated to read as follows:

                  The Plan does not create a right in any employee or consultant to participate in the Plan nor does it create a right in any employee or consultant to have any Stock Awards, Options or Rights granted to him or her.

9. The first sentence of Article X of the Option Plan is amended and restated to read as follows:

                  Subject to the terms and conditions of Articles X through XIV hereof, commencing with the Annual Meeting of stockholders of the Company to be held in February, 2000, each person who is elected or re-elected at, or otherwise continues his or her service on the Board immediately after, the Annual Meeting of stockholders of the Company and, commencing with the Annual Meeting of stockholders of the Company held in February, 2001, each person who will be retiring from his or her service on the Board effective with such Annual Meeting, shall automatically be granted on the date of such Annual Meeting of stockholders an Option to purchase 4,000 Shares, subject to adjustment as provided in Article XVII hereof.

10. The first sentence of paragraph one of Article XX of the Option Plan is amended and restated to read as follows:

                  Except as hereinafter provided, the Board of Directors, the Executive Committee or the Option Committee, as the case may be, may require an employee or director as a condition upon the grant of any Stock Award or exercise of any Option or Right granted hereunder, to execute and deliver to the Company
                  (a) stock powers with respect to Shares granted under a Stock Award or Shares underlying a particular Option or Right and required to be held by a custodian, and (b) a written statement, in form satisfactory to the Board of Directors, the Executive Committee or the Option Committee, as the case may be, in which the employee or director represents and warrants that Shares are being acquired for such person's own account for investment purposes only and not with a view to the resale or distribution thereof.

11. Paragraph two of Article XX of the Option Plan is amended and restated to read as follows:

                  Nothing herein shall be construed as requiring the Company to register Shares granted under a Stock Award or Shares subject to any Option or Right under the Securities Act. In addition, if at any time the Board of Directors, the Executive Committee or the Option Committee, as the case may be, shall determine, in its sole discretion, that the listing or qualification of the Shares granted under a Stock Award or Shares subject to such Option or Right on any securities exchange or under any applicable law, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition of, or in connection with, the granting of a Stock Award, an Option or Right, or the issue of Shares thereunder, such Option or Right may not be exercised or Stock Award granted in whole or in part unless such listing, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Board of Directors, the Executive Committee or the Option Committee, as the case may be.

12. The following sentence is added to the existing Article XXII of the Option Plan:

                  Additionally, all payments or distributions of Stock Awards made pursuant to the Plan shall be net of any amounts required to be withheld pursuant to the applicable federal, state and local tax withholding requirements.

13. Article XXV of the Option Plan is amended and restated to read as follows:

                  The Board of Directors may at any time suspend or terminate the Plan. The Plan, unless sooner terminated under Article XXVIII or by action of the Board of Directors, shall terminate at the close of business on the Termination Date. Stock Awards, Options and Rights may not be granted while the Plan is suspended or after it is terminated. Rights and obligations under any Stock Award, Option or Right granted while the Plan is in effect shall not be altered or impaired by suspension or termination of the Plan, except upon the consent of the person to whom the Stock Award, Option or Right was granted. The power of the Board of Directors, the Executive Committee or the Option Committee, as the case may be, to construe and administer any Stock Awards, Options or Rights granted prior to the termination or suspension of the Plan under Article III nevertheless shall continue after such termination or during such suspension.

14. Article XXVI of the Option Plan is amended and restated to read as follows:

                  The Plan, such Stock Awards, Options and Rights as may be granted hereunder and all related matters shall be governed by, and construed and enforced in accordance with the laws of the State of Delaware as from time to time in effect.

15.      The following  paragraph is added as a new Article  XXIX to the  Option
         Plan:

                  XXIX.  STOCK AWARDS
                  The Board of Directors, the Executive Committee or the Option Committee, as the case may be, may, from time to time, grant stock awards consisting of Shares ("Stock Awards") under the Plan. Stock Awards shall be subject to such terms and conditions as the Board of Directors, the Executive Committee or the Option Committee determines appropriate, including, without limitation, restrictions on the sale or other disposition of such Shares, the right of the Company to reacquire such shares for no consideration upon termination of such recipient's employment within a specified period, and conditions requiring that the Shares be earned in whole or in part upon the achievement of performance goals established by the Board of Directors, the Executive Committee or the Option Committee over a designated period of time. The Board of Directors, the Executive Committee or the Option Committee may require any participant to deliver a duly signed stock power, endorsed in blank, relating to the Shares covered by such Stock Award. The Board of Directors, the Executive Committee or the Option Committee may also require that the stock certificates evidencing such Shares be held in custody or bear restrictive legends until the restrictions therein shall have lapsed. Any Stock Award shall specify whether the recipient of such Stock Award shall have, with respect to the Shares subject to such Stock Award, all of the rights of a holder of Shares, including the right to receive dividends and to vote Shares.

                                 EXHIBIT (10)(b)

                                AMENDMENTS TO THE
                              GUILFORD MILLS, INC.
                        NON-EMPLOYEE DIRECTOR STOCK PLAN

         The Guilford Mills, Inc. Non-Employee Director Stock Plan (the "Plan") is hereby amended as follows:

1. Section 9(a) of the Plan is amended and restated in its entirety, in order to increase the number of shares of Common Stock that may be delivered to Participants under the Plan from 100,000 to 250,000, to read as follows:

              Subject to any adjustments made in accordance with Section 9(b) hereof, the maximum number of shares of Common Stock that may be delivered to Participants and their beneficiaries under this Plan shall be equal to 250,000 shares of Common Stock, which may be authorized and unissued or treasury shares.
2. The first sentence of Section 4(a) of the Plan is deleted in its entirety and the following is substituted in its place:

              Each Participant who will be serving as a member of the Board immediately following an annual meeting of the Company's stockholders (an "Annual Meeting") (whether as a result of election, re-election or continuation of service) and each Participant who will be retiring from the Board effective with an Annual Meeting shall be automatically granted on the date of such Annual Meeting a number of restricted stock units ("RSUs") determined as set forth below.