Form 10-Q
period 2001-07-01
GUILFORD MILLS INC
filed 2001-08-15
CIK 44471

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 1, 2001

                                       OR

         [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______________ to _____________

                          Commission File Number 1-6922

                              GUILFORD MILLS, INC.

             (Exact name of Registrant as specified in its charter)

              Delaware                                13-1995928
       -------------------------                ----------------------------
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


                  Number of shares of common stock outstanding
                          at July 27, 2001 - 18,658,204

                              GUILFORD MILLS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JULY 1, 2001


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


         Consolidated Statements of Operations for the thirteen weeks ended July
           1, 2001 and July 2, 2000

         Consolidated Statements of Operations for the thirty-nine weeks ended
           July 1, 2001 and July 2, 2000

         Condensed Consolidated Balance Sheets as of July 1, 2001 and
           October 1, 2000

         Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended July 1, 2001 and July 2, 2000

         Condensed Notes to Consolidated Financial Statements


                              Guilford Mills, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Thirteen Weeks Ended July 1, 2001 and July 2, 2000
                      (In thousands except per share data)
                                   (Unaudited)


        -------------------------------------------------------------------------- --------------------- ---------------------
                                                                                          July 1,              July 2,
                                                                                            2001                 2000
        -------------------------------------------------------------------------- --------------------- ---------------------

        Net Sales                                                                       $ 158,098             $ 211,678

        Costs and Expenses:
                 Cost of goods sold                                                       152,010               185,548
                 Selling and administrative                                                21,992                23,805
                 Restructuring charges                                                      4,576                     -
        -------------------------------------------------------------------------- --------------------- ---------------------
        -------------------------------------------------------------------------- --------------------- ---------------------
                                                                                          178,578               209,353
        -------------------------------------------------------------------------- --------------------- ---------------------

        Operating (Loss) Income                                                           (20,480)                2,325
        Interest Expense                                                                    6,422                 5,010
        Other Expense, Net                                                                     18                 1,744

        -------------------------------------------------------------------------- --------------------- ---------------------
        Loss Before Income Tax Benefit                                                    (26,920)               (4,429)

        Income Tax Benefit                                                                 (6,567)               (1,832)
        -------------------------------------------------------------------------- --------------------- ---------------------
        Net Loss                                                                      $   (20,353)          $    (2,597)
        -------------------------------------------------------------------------- --------------------- ---------------------

        Net Loss Per Share:
                 Basic                                                             $       (1.06)         $      (0.14)
                 Diluted                                                                   (1.06)                (0.14)
        -------------------------------------------------------------------------- --------------------- ---------------------

        Dividends Per Share                                                        $            -         $       0.11
        -------------------------------------------------------------------------- --------------------- ---------------------

          See accompanying condensed notes to consolidated financial statements.



                              Guilford Mills, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Thirty-Nine Weeks Ended July 1, 2001 and July 2, 2000
                      (In thousands except per share data)
                                   (Unaudited)


        -------------------------------------------------------------------------- --------------------- ---------------------
                                                                                          July 1,              July 2,
                                                                                            2001                 2000
        -------------------------------------------------------------------------- --------------------- ---------------------

        Net Sales                                                                       $ 497,999             $ 629,269

        Costs and Expenses:
                 Cost of goods sold                                                       463,690               539,424
                 Selling and administrative                                                64,534                75,494
                 Restructuring charges                                                     12,716                     -
        -------------------------------------------------------------------------- --------------------- ---------------------
                                                                                          540,940               614,918
        -------------------------------------------------------------------------- --------------------- ---------------------

        Operating (Loss) Income                                                           (42,941)               14,351
        Interest Expense                                                                   18,419                14,173
        Other Income, Net                                                                    (429)               (4,779)

        -------------------------------------------------------------------------- --------------------- ---------------------
        (Loss) Income Before Income Tax (Benefit) Provision                               (60,931)                4,957

        Income Tax (Benefit) Provision                                                    (16,025)                1,753
        -------------------------------------------------------------------------- --------------------- ---------------------
        Net (Loss) Income                                                             $   (44,906)          $     3,204
        -------------------------------------------------------------------------- --------------------- ---------------------

        Net (Loss) Income Per Share:
                 Basic                                                             $       (2.35)          $      0.17
                 Diluted                                                                   (2.35)                 0.17
        -------------------------------------------------------------------------- --------------------- ---------------------

        Dividends Per Share                                                            $           -        $     0.33
        -------------------------------------------------------------------------- --------------------- ---------------------

          See accompanying condensed notes to consolidated financial statements.




                              Guilford Mills, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        July 1, 2001 and October 1, 2000
                                 (In thousands)

        -------------------------------------------------------------------------- --------------------- ---------------------
                                                                                         July 1,              October 1,
                                                                                           2001                  2000
                                                                                       (Unaudited)
        -------------------------------------------------------------------------- --------------------- ---------------------

        Assets
        Cash and cash equivalents                                                      $    15,689           $    23,874
        Accounts receivable, net                                                           114,347               148,270
        Inventories                                                                        102,126               127,550
        Other current assets                                                                34,094                23,165
        -------------------------------------------------------------------------- --------------------- ---------------------

                 Total current assets                                                      266,256               322,859
        -------------------------------------------------------------------------- --------------------- ---------------------
        Property, net                                                                      303,896               298,687
        Other assets                                                                       107,850               102,666
        -------------------------------------------------------------------------- --------------------- ---------------------
                 Total assets                                                            $ 678,002             $ 724,212
        -------------------------------------------------------------------------- --------------------- ---------------------

        Liabilities
        Short-term borrowings                                                           $   29,665            $   10,915
        Current maturities of long-term debt                                                10,416                   530
        Other current liabilities                                                           68,511                98,304
        -------------------------------------------------------------------------- --------------------- ---------------------
                 Total current liabilities                                                 108,592               109,749
        -------------------------------------------------------------------------- --------------------- ---------------------
        Long-term debt                                                                     266,429               262,845
        Other liabilities                                                                   38,805                41,846
        -------------------------------------------------------------------------- --------------------- ---------------------
                 Total long-term liabilities                                               305,234               304,691
        -------------------------------------------------------------------------- --------------------- ---------------------

        Stockholders' Investment
        Common stock                                                                           655                   655
        Capital in excess of par                                                           120,142               120,371
        Retained earnings                                                                  291,599               336,505
        Accumulated other comprehensive loss                                               (19,045)              (17,164)
        Other stockholders' investment                                                    (129,175)             (130,595)
        -------------------------------------------------------------------------- --------------------- ---------------------
                 Total stockholders' investment                                            264,176               309,772
        -------------------------------------------------------------------------- --------------------- ---------------------
                 Total liabilities and stockholders' investment                          $ 678,002             $ 724,212
        -------------------------------------------------------------------------- --------------------- ---------------------


         See accompanying condensed notes to consolidated financial statements.



                              Guilford Mills, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Thirty-Nine Weeks Ended July 1, 2001 and July 2, 2000
                                 (In thousands)
                                   (Unaudited)


        ---------------------------------------------------------------------------------- ----------------- ------------------
                                                                                               July 1,             July 2,
                                                                                                 2001               2000
        ---------------------------------------------------------------------------------- ----------------- ------------------

      Cash Flows From Operating Activities:
         Net (loss) income                                                                    $  (44,906)              $ 3,204
             Depreciation and amortization                                                        41,231                50,091
             Other adjustments to net (loss) income, net                                           3,509                (5,479)
         Net changes in operating assets and liabilities                                           9,823               (28,555)
        ---------------------------------------------------------------------------------- ----------------- ------------------
                Net cash provided by operating activities                                          9,657                19,261
        ---------------------------------------------------------------------------------- ----------------- ------------------
        ---------------------------------------------------------------------------------- ----------------- ------------------

        Cash Flows From Investing Activities:
         Additions to property                                                                   (44,029)              (45,854)
         Other investing activities, net                                                          (1,733)                5,811
        ---------------------------------------------------------------------------------- ----------------- ------------------
                Net cash used in investing activities                                            (45,762)              (40,043)
        ---------------------------------------------------------------------------------- ----------------- ------------------
        Cash Flows From Financing Activities:
         Short-term borrowings, net                                                               18,093              (105,507)
         Payments of long-term debt                                                              (84,489)                 (707)
         Proceeds from issuance of long-term debt, net of deferred financing costs paid           94,371               122,456
         Other financing activities, net                                                              --                (6,333)
        ---------------------------------------------------------------------------------- ----------------- ------------------
                Net cash  provided by financing activities                                        27,975                 9,909
        ---------------------------------------------------------------------------------- ----------------- ------------------

        Effect of Exchange Rate Changes on Cash and
           Cash Equivalents                                                                          (55)                 (467)

        ---------------------------------------------------------------------------------- ----------------- ------------------

        Net Decrease In Cash and Cash Equivalents                                                 (8,185)              (11,340)


        Beginning Cash and Cash Equivalents                                                       23,874                22,554

        ---------------------------------------------------------------------------------- ----------------- ------------------

        Ending Cash and Cash Equivalents                                                        $ 15,689             $  11,214
        ---------------------------------------------------------------------------------- ----------------- ------------------

        See accompanying condensed notes to consolidated financial statements.


                              GUILFORD MILLS, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 1, 2001
                        (In thousands except share data)
                                   (Unaudited)


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

4. Per Share Information -- Basic earnings per share information has been computed by dividing net income by the weighted average number of shares of common stock, par value $.02 per share, outstanding during the periods presented. The weighted average shares used in computing basic net income for the thirteen weeks ended July 1, 2001 and July 2, 2000 were 19,134,000 and 18,899,000, respectively. The weighted average shares used in computing basic net income for the thirty-nine weeks ended July 1, 2001 and July 2, 2000 were 19,075,000 and 18,899,000, respectively.

Diluted earnings per share information also considers the dilutive effect of stock options and restricted stock grants. The weighted average shares used in computing diluted net income per share for the thirteen weeks ended July 1, 2001 and July 2, 2000 were 19,184,000 and 18,939,000, respectively. The weighted average shares used in computing diluted net income per share for the thirty-nine weeks ended July 1, 2001 and July 2, 2000 were 19,097,000 and 18,958,000, respectively.

The difference between the number of weighted average shares used to calculate basic and diluted earnings per share was due entirely to the number of outstanding stock options and restricted stock. During the quarterly periods ended July 1, 2001 and July 2, 2000, outstanding stock options and shares of restricted stock of 1,597,000 and 1,956,000, respectively, were antidilutive and not included in the calculation of diluted net income per share. During the nine-month periods ended July 1, 2001 and July 2, 2000, outstanding stock options and shares of restricted stock of 1,597,000 and 2,011,000, respectively, were antidilutive for either part or all of the period and not included in the calculation of diluted net income per share.

The Company has authorized 1,000,000 shares of $1 par preferred stock. As of July 1, 2001 and October 1, 2000, no such shares were issued.

5. Inventories -- Inventories are carried at the lower of cost or market. Cost is determined by using the LIFO (last-in, first-out) method for approximately one half of inventories. Cost for all other inventories has been determined principally by the FIFO (first-in, first-out) method.

Inventories at July 1, 2001 and October 1, 2000 consisted of the following:


                                                                        July 1,            October 1,
                                                                         2001                 2000
                                                                   ------------------   -----------------

 Finished Goods                                                       $  40,868            $  46,616
 Raw Materials and work in process                                       67,852               87,564
 Manufacturing supplies                                                   8,192                8,107

                                                                   ------------------   -----------------

 Total inventories valued at FIFO cost                                  116,912              142,287
 Less - Adjustments to reduce FIFO cost to LIFO cost, net               (14,786)             (14,737)
                                                                   ------------------   -----------------

      Total inventories                                               $ 102,126            $ 127,550
                                                                   ==================   =================


6. Accumulated Depreciation -- Accumulated depreciation at July 1, 2001 and October 1, 2000 was $536,735 and $511,633, respectively.

7. Comprehensive Loss -- For the thirteen weeks ended July 1, 2001 and July 2, 2000, total comprehensive loss was ($19,441) and ($6,312), respectively. Included in total comprehensive loss for the quarters were net loss of ($20,353) and ($2,597), respectively, and foreign currency translation gain (loss) of $912 and ($3,715), respectively. Comprehensive loss was ($46,787) and ($809), consisting of net (loss) income of ($44,906) and $3,204 and foreign currency translation losses of ($1,881) and ($4,013) for the nine-month periods ended July 1, 2001 and July 2, 2000, respectively.

8. Financial Instruments -- During fiscal 2000, the Company adopted a policy to manage the exposure related to sales denominated in foreign currencies through the use of forward foreign currency exchange contracts. For fiscal 2001, the Company has determined that its anticipated sales in the Euro are naturally hedged by anticipated Euro payables and therefore, no forward foreign currency exchange contracts have been purchased. In fiscal 2000, the Company purchased forward contracts with durations of less than 12 months that matched the anticipated receivable collections. For the quarterly and nine-month periods ended July 2, 2000 realized gains totaled $931 and $2,061 respectively. At July 2, 2000 the nominal amount of the remaining contracts was $6,965 and unrealized mark-to-market gains, recorded in other current assets in the balance sheet, were $742. These transactions did not qualify as hedges and, as a result, changes in the fair value of the contracts were recorded as other income in the statement of income.

9. Segment Information -- Segment information for the quarterly periods ended July 1, 2001 and July 2, 2000 was as follows:


                                              Apparel          Automotive        Home Fashions           Other             Total
                                           -------------     --------------    ----------------    -------------     -------------
        July 1, 2001
        External sales                         $38,290           $88,011           $20,493              $11,304          $158,098
        Intersegment sales                                                                               23,516            23,516
        Operating (loss) profit                (16,910)            2,963            (2,650)              (3,883)          (20,480)
        Interest expense                                                                                                    6,422
        Other expense, net                                                                                                     18
        Loss before income taxes                                                                                          (26,920)
                                           =============     ==============    ================    =============     =============

        July 2, 2000
        External sales                         $74,296           $99,312           $26,349              $11,721          $211,678
        Intersegment sales                                                                               27,863            27,863
        Operating (loss) profit                 (3,462)            5,909               808                 (930)            2,325
        Interest expense                                                                                                    5,010
        Other expense, net                                                                                                  1,744
        Loss before income taxes                                                                                           (4,429)
                                           =============     ==============    ================    =============     =============

Segment information for the nine-month periods ended July 1, 2001 and July 2, 2000 was as follows:


                                              Apparel          Automotive        Home Fashions           Other             Total
                                           -------------     --------------    ----------------    -------------     -------------
        July 1, 2001
        External sales                        $148,743          $256,299           $60,025              $32,932          $497,999
        Intersegment sales                                                                               75,152            75,152
        Operating (loss) profit                (32,782)            7,202            (9,986)              (7,375)          (42,941)
        Interest expense                                                                                                   18,419
        Other income, net                                                                                                    (429)
        Loss before income taxes                                                                                          (60,931)
                                           =============     ==============    ================    =============     =============

        July 2, 2000
        External sales                        $220,940          $298,348           $75,176              $34,805          $629,269
        Intersegment sales                                                                               86,439            86,439
        Operating (loss) profit                 (6,948)           20,487               470                  342            14,351
        Interest expense                                                                                                   14,173
        Other income, net                                                                                                  (4,779)
        Income before income taxes                                                                                          4,957
                                           =============     ==============    ================    =============     =============

10. Other Expense/Income -- Other expense for the third quarter of fiscal 2001 included several small items that approximately offset one another. Other expense for the third quarter of fiscal 2000 included a hedging loss of $380 comprised of $1,311 of mark-to-market loss and $931 of realized gain and a $1,008 loss related to the Company's investment in an equity investee. For the nine months ended July 1, 2001, other income again included several small items. For the nine months ended July 2, 2000, a hedging gain of $2,802, of which $742 was unrealized, a demutualization gain of $5,530, and a loss of $2,991 related to the Company's investment in an equity investee were included in other income.

11. Restructuring Charges -- During the fourth quarter of fiscal 2000, the Company recorded $9,268 as an accrued liability for severance costs and other obligations as a result of realigning its apparel segment operations. During the first nine months of fiscal 2001, charges against the accrual totaled $5,957. The table below summarizes the restructuring accrual:


                                                      October 1,        Additional                          July 1,
                                                     2000 reserve     3rd quarter 2001     Reserves      2001 reserve
                                                       balance          accrual (1)        utilized         balance
                    ------------------------------- --------------- -------------------- ------------- ------------------
                    Severance and related
                      employee benefit costs              $8,670            $1,136         ($5,729)           $4,077

                    Other costs                              598               -              (228)              370

                    ------------------------------- --------------- -------------------- ------------- ------------------
                    Total                                 $9,268            $1,136         ($5,957)           $4,447
                    ------------------------------- --------------- -------------------- ------------- ------------------

                    (1) Additional restructuring items not included in fiscal 2000 accrual

The Company incurred total restructuring costs of $4,576 during the third quarter of fiscal 2001, and $12,716 year to date, primarily related to equipment relocations within the affected facilities.

12. Debt Refinancing -- The Company was not in compliance with certain financial covenants in its senior secured loan agreements as of July 1, 2001 and does not expect to be in compliance as of September 30, 2001. The Company has received a permanent waiver for the third fiscal quarter and a pre-emptive waiver, through October 31, 2001, of the anticipated fourth fiscal quarter financial covenant non-compliance. The Company is currently in active negotiations with its lenders for purposes of entering into definitive amendments to its loan agreements, modifying existing financial covenants and otherwise permitting the Company to implement its initiatives. The lenders have indicated that they intend to continue negotiations toward reaching mutually acceptable terms in the near future. If such negotiations are not successfully concluded by October 31, 2001, the Company would be in default under its loan agreements. The Company believes that prior to such default it could likely obtain a commitment for alternative financing, which may be in the form of debt and/or equity. If the Company were unable to obtain such a commitment, it would have to consider all other available options. The debt remains classified as long-term.

13. Recent Accounting Pronouncement - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement supersedes Accounting Principles Board ("APB") Opinion No. 17 "Intangible Assets". SFAS No. 142 establishes new standards for measuring the carrying value of goodwill related to acquired companies. Management is currently analyzing the impact of adopting SFAS No. 142, which will become effective for the Company on October 1, 2001.

14. Subsequent Event - Subsequent to the end of the third quarter, the Company announced additional restructuring actions in its apparel segment. The Company will cease production of apparel and home fashions fabrics in its Pine Grove, Pennsylvania operation. The facility will be downsized but will be retained as an industrial fabrics operation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Net sales for the third quarter of fiscal 2001 decreased $53.6 million, or 25.3% to $158.1 million, compared to net sales of $211.7 million in the third quarter of the prior year. For the nine-month period ended July 1, 2001, net sales were $498.0 million, a decrease of 20.9% from net sales of $629.3 million for the nine months ended July 2, 2000.

Sales in the Automotive segment decreased 11.4% in the third quarter of fiscal 2001 to $88.0 million as compared to $99.3 million for the same quarter in the prior year. North American automobile production has declined from last year's record levels as the slowing national economy has caused vehicle manufacturers to reduce inventory levels. The Company's largest customer in Europe has suffered continued declining market share, while the overall car build in Europe has fallen. Guilford's automotive fabric sales in Brazil have increased due to increased car build and new fabric placements, while sales in Mexico are equal to last year's levels. Sales in the UK and Brazil have been negatively impacted by unfavorable currency exchange rate fluctuations. For the nine months ended July 1, 2001, Automotive sales were $256.3 million compared to $298.4 million in the first nine months of fiscal 2000, a decrease of 14.1%.

Apparel segment sales for the third quarter ended July 1, 2001 declined 48.5% to $38.3 million from $74.3 million in the comparable quarter of the prior year. The domestic apparel industry continued to be severely impacted by a soft retail environment and low-priced imports. All of the apparel sectors experienced a sales decrease from the prior year. Sales of elastics/intimate apparel fabrics, including lace products, were 42.3% lower than in the prior year as the Company's customers, faced with weaker retail sales, reduced existing inventory. Ready-to-wear fabric sales were down 56.8% due to continued pressure from lower priced imports, as well as the Company's decision to temporarily exit circular knit fabric production in January 2001. The Company resumed production of these fabrics during the third quarter after production was shifted to the Company's new facility in Altamira, Mexico. Swimwear sales declined 34.6% as retail sales continued to be lower due to the slowing U.S. economy. Apparel sales in the first nine months of fiscal 2001 were $148.8 million and decreased 32.6% from sales in the first nine months of fiscal 2000 of $220.9 million.

Sales  in the Home  Fashions  segment  for the  third  quarter  of  fiscal  2001 decreased 22.3% to $20.5 million from $26.4 million in the prior year. This decrease was primarily due to lower fabric sales in the top-of-bed, mattress ticking and furniture product lines, which were impacted by low priced imports. Also contributing to the shortfall was lower direct-to-retail sales, mostly in window curtains sales, as a result of weakness at two major retail customers who responded by lowering inventory levels. Home Fashions sales for the first nine months were $60.0 million, a decrease of 20.2% from sales of $75.2 million in fiscal 2000.

Third quarter sales in the Other segment, which includes specialty fabrics and fibers, decreased 3.4% to $11.3 million compared to $11.7 million in the third quarter of the previous year. This decrease was primarily attributable to lower sales volume of hook and loop closure fabrics in the European market, partially offset by increases in Guilford Technical Textiles sales. Fibers sales also increased as the Company externally marketed products which were previously consumed internally. For the nine months ended July 1, 2001, Other sales were $32.9 million and 5.5% lower than sales of $34.8 million in fiscal 2000.

Gross margin for the third quarter of fiscal 2001 decreased to $6.1 million or 3.9% of net sales, from $26.1 million or 12.3% of net sales, for the same quarter a year ago. The decrease was predominately the result of declining sales volume in the Apparel, Automotive and Home Fashions segments and the Company's corresponding reduction in production and inventory. The gross margin impact from volume declines year over year was $23.0 million. The Company's previous Apparel segment realignment actions eliminated capacity and fixed manufacturing overhead as a consequence of closing two facilities, one in September 2000 and one in March 2001. While manufacturing overhead costs declined $10.7 million year over year, continuing volume declines have caused further capacity underutilization. Additionally, the Company's start up of its new Altamira, Mexico facility has resulted in a gross margin loss of $3.1 million for the quarter. The weak retail environment and fierce competition has created pricing pressures, which have also contributed to lower margins. Finally, the Company has experienced operating inefficiencies and higher than normal defect rates at its apparel facility in New York, which faced a number of difficult transition issues in connection with the realignment actions. For the first nine months, gross margin was $34.3 million or 6.9% of net sales, a decrease from prior year's gross margin of $89.8 million or 14.3% of net sales.

Selling and administrative expenses for the third quarter of fiscal 2001 were $22.0 million or 13.9% of net sales, compared to $23.8 million or 11.2% of net sales, for the same quarter a year ago. The decrease in dollars from prior year was due primarily to reduced headcount in Apparel and Corporate operations and a Company-wide effort to reduce overhead costs. Partially offsetting these decreases were increased research and development efforts in both the U.S. and U.K. automotive business units. Selling and administrative expenses for the first nine-month period of fiscal 2001 were $64.5 million or 13.0% of net sales, compared to $75.5 million or 12.0% of net sales, for the same period a year ago.

During the third quarter of fiscal 2001, the Company recognized restructuring charges of $4.6 million. This consisted primarily of costs to relocate certain equipment and employee stay bonuses. The Company ceased production at its Fishman facility in September 2000 and at its Greenberg location in March 2001. Both of these plants are located in Greensboro, NC. Some production was moved to Company plants in Pine Grove, PA, Cobleskill, NY and Kenansville, NC, as well as the Company's new, more cost efficient plant in Altamira, Mexico. Year to date, the Company has recognized restructuring charges of $12.7 million. In addition, run-out inefficiencies, included in gross margin and selling and administrative expenses, totaled $1.3 million for the quarter and $3.4 million year-to-date.

Interest expense for the third quarter of fiscal 2001 was $6.4 million compared to $5.0 million for the third quarter of last year. The increase in interest expense was attributable to an overall increase in the level of debt and higher weighted average interest rates. For the first nine months of fiscal 2001, interest expense was $18.4 million versus $14.2 million in fiscal 2000. The increase was again the result of an overall higher debt level and higher interest rates.

For the quarter ended July 1, 2001, other expense, net was zero compared to other expense, net, of $1.7 million for the prior year's comparable period. Included in other expense for the prior year were foreign currency hedging losses of $0.4 million and losses from equity investees of $1.0 million. For the nine months ended July 1, 2001, other income, net was $0.4 million and included several small items. For the comparable period of fiscal 2000, other income was $4.8 million, comprised primarily of an insurance demutualization gain of $5.5 million and a hedging gain of $2.8 million, partially offset by $3.0 million in equity investee losses.

The income tax benefit for the first nine months of fiscal 2001 was $16.0 million, or 26.3% of loss before income tax benefit, compared to income taxes of $1.8 million, or 35.3% of income before income taxes for the same period a year ago. The effective tax rate decreased year over year primarily as a result of the ratio of losses between U.S. and foreign operations.

For the quarter ended July 1, 2001, net loss was $20.4 million, or $1.06 per diluted share, compared to net loss of $2.6 million, or $0.14 per diluted share, for the third quarter a year ago. Net loss for the nine months ended July 1, 2001 was $44.9 million, or $2.35 per diluted share, compared to net income of $3.2 million, or $0.17 per diluted share, for the comparable nine-month period in the prior year.


Liquidity and Capital Requirements

At July 1, 2001, working capital was $157.7 million compared to $213.1 million at October 1, 2000. The decrease in working capital was primarily the result of decreases in accounts receivable and inventory, which were partially offset by decreases in accounts payable and accrued liabilities. The Company decreased inventory levels in response to sales declines and also given its focus on cash. Inventory turn on a historical basis was 5.1 at July 1, 2001, compared to 3.7 a year ago, while days sales outstanding improved to 57 at July 1, 2001, from 63 on July 2, 2000.

The continued decline in the Company's business has resulted in limited liquidity. There was no availability under the revolving credit facility of $130 million at quarter end. The Company also funds working capital needs by receiving advances against its factored accounts receivable. The Company had advances outstanding of $25.1 million at quarter end. Advances are limited to $40.0 million under the Company's senior secured loan agreements. Availability under the revolving credit facility and factored accounts receivable ranged from $5.0 million to $13.5 million during the third quarter. The Company has continued to manage its liquidity by eliminating discretionary spending and deferring non-critical capital expenditures, and through life insurance policy surrender proceeds. The Company has continued to pay its trade creditors in a timely manner.

The Company continues to closely manage working capital and capital spending and has remained liquid throughout the third quarter. The Company has reduced inventories by more than $25 million since year-end. As a result of the limited liquidity, the Company's senior secured lenders have amended the Company's loan agreements to defer previously scheduled mandatory commitment reductions of $7.5 million to October 31, 2001 when the Company projects it will have sufficient cash to prepay such amount. The Company was not in compliance with certain financial covenants in its senior secured loan agreements as of July 1, 2001 and does not expect to be in compliance as of September 30, 2001. The Company has received a permanent waiver for the third fiscal quarter and a pre-emptive waiver, through October 31, 2001, of the anticipated fourth fiscal quarter financial covenant non-compliance. The Company is currently in active negotiations with its lenders for purposes of entering into definitive amendments to its loan agreements, modifying existing financial covenants and otherwise permitting the Company to implement its initiatives. The lenders have indicated that they intend to continue negotiations toward reaching mutually acceptable terms in the near future. If such negotiations are not successfully concluded by October 31, 2001, the Company would be in default under its loan agreements. The Company believes that prior to such default it could likely obtain a commitment for alternative financing, which may be in the form of debt and/or equity. If the Company were unable to obtain such a commitment, it would have to consider all other available options. The debt remains classified as long-term.

The Company's $145 million Senior Notes are due in December 2008. Under certain circumstances, Guilford may be required to prepay the Senior Notes, prior to the Notes' maturity, upon refinancing of Guilford's revolving credit facility.


Restructuring

The Company had previously announced that it expected a positive operating margin in the second half of fiscal 2001 based upon the assumption that sales would continue at first half rates while realizing the full benefits of the previous apparel strategic realignment. This strategic realignment of the apparel operations was designed to match capacity to expected demand and reduce costs by moving production from old, inefficient facilities to newer cost-efficient focused factories. The actions resulted in the elimination of two facilities and the consolidation of remaining products into two existing domestic facilities and the Company's new operation in Altamira, Mexico. The realignment plan, which was substantially completed during the second quarter of fiscal 2001, yielded higher than expected fixed cost reductions. However, sales, especially in the Apparel Segment, have trended downward and have caused further capacity underutilization. Given the worsening conditions and the still bleak economic forecasts, Guilford has announced it will take additional actions.

Consequently, the Company will cease production of apparel and home fashions fabrics in its Pine Grove, Pennsylvania operation. The facility will be downsized but will be retained as an industrial fabrics operation. The Company is dedicating appropriate resources to the marketing and continuing development of these technical products. Because the technical fabric requirements mirror those of automotive fabrics, the operation will be managed by the Automotive group. The Company's facility in Mexico City, which produces many of the same apparel and home fashions fabrics as Pine Grove, has capacity to service existing customers which cut and sew in Mexico. Current orders will be produced in the U.S. and future orders will be produced in Mexico City. These actions are expected to result in a headcount reduction of approximately 275 associates from both manufacturing and selling and administrative areas. Related restructuring costs of approximately $2.0 million, or $0.07 per diluted share, will be recorded in the fourth quarter of fiscal 2001. The Company continues to evaluate its remaining apparel operations in the U.S., which include a dyeing and finishing operation, a printing plant and a circular knitting facility.


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

This Form 10-Q may be deemed to contain forward-looking statements and other projections within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company assumes no obligations to update or revise any such forward-looking statements. Such statements could be subject to risk and uncertainty that exist in the operations of the Company and the business environment that could render actual outcomes and results materially different from those predicted. These risks and uncertainties include, without limitation, and in no particular order, the following factors:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk for changes in interest rates and foreign currency exchange rates and has limited exposure to commodity price risk. The Company does not hold or issue any financial instruments for trading purposes. During the third quarter ended July 1, 2001, the Company did not experience any material changes with respect to its sensitivity or management of interest rate or commodity price risk. However, the Company is subject to foreign currency risk primarily related to sales and expenditures and other transactions denominated in foreign currencies and investments in foreign subsidiaries. The Company manages the exposure related to this risk through forward exchange contracts with durations generally less than 12 months. The changes in the market value of such contracts have a high correlation to the price changes in the currency of the related hedged or anticipated transactions to which they relate. On July 1, 2001, the Company had the following outstanding foreign currency forward contracts:


                         (1)                (2)                (3)                 (4)                 (5)
                       Forward
                      Currency            Nominal            Average                                   Gain
                      Contracts            Amount              Rate             Fair Value            (Loss)

                (Hedge of Firm Commitments) (In thousands)
                --------------------------------------------------------------------------------------------------
                Receive U.S. Dollar/Pay British Pound
                                           5,927                 1.4129          5,927                   -
                -------------------- ----------------- ------------------- ------------------- -------------------
                Receive Euro/Pay Mexican Peso
                                             153                13.6132            120                 (33)
                -------------------- ----------------- ------------------- ------------------- -------------------

        (1) Contracts  generally  mature within 12 months
        (2) Nominal contract amount as reflected  in the  underlying  contract
        (3) Weighted average contract rates represent the rates of exchange as reflected in the underlying contract
        (4) Fair value equals the contract amount presented in U.S. dollar equivalents based upon the July 1, 2001 exchange rates obtained from brokers or referenced from publicly available market information
        (5) Gain/(loss) on firm commitments represents the net unrecognized gain/(loss) based upon the July 1, 2001 exchange rate. Gain on anticipatory commitments represents the unrealized gain in other income based upon the July 1, 2001 exchange rate

Effective in fiscal 2000, the Company adopted a policy to manage the exposure related to sales denominated in foreign currencies through the use of forward exchange contracts. In fiscal 2000, these forward exchange contracts covered approximately 75% of the Company's anticipated sales in the Euro, which represented the majority of the Company's foreign currency sales. The duration of these contracts was less than 12 months and matched the anticipated receivable collections. The Company has determined that its anticipated sales in the Euro for fiscal 2001 are naturally hedged by anticipated Euro payables.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
         ------------------
Reference is made to Item 2 of Part I of this Quarterly Report under the heading titled "Contingencies" for the information required by this Item.

Items 2 - 5.  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

(a)      Exhibits

10(a) Third Amendment to Credit Agreement, dated as of June 29, 2001, among Guilford Mills, Inc., Wachovia Bank, N.A. ("Wachovia"), as administrative agent, First Union National Bank ("FUNB") as syndication agent, Bank One, NA as documentation agent, and the banks listed therein.

10(b) Fourth Amendment to Credit Agreement, dated as of July 31, 2001, among Guilford Mills, Inc., Wachovia, as administrative agent, FUNB, as syndication agent, Bank One, NA, as documentation agent and the banks listed therein.

10(c) Fifth Amendment to Credit Agreement, dated as of August 7, 2001, among Guilford Mills, Inc., Wachovia, as administrative agent, FUNB, as syndication agent, Bank One, NA, as documentation agent and the banks listed therein.

10(d) Agreement, dated June 22, 2001 between Guilford Mills, Inc. and Bruno Hofmann.

(b)      Reports on Form 8-K.

On May 18, 2001, the Company filed a Current Report on Form 8-K reporting on the amendment of the Company's revolving credit and senior note agreements.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


GUILFORD MILLS, INC.
(Registrant)


Date:   August 15, 2001         By:  /s/ Kim A. Thompson
                                     ---------------------------
                                         Kim A. Thompson
                                         Vice President/
                                         Chief Financial Officer

EXHIBIT INDEX


Exhibit Number           Description


(10)(a) Third Amendment to Credit Agreement, dated as of June 29, 2001, among Guilford Mills, Inc., Wachovia Bank, N.A. ("Wachovia"), as administrative agent, First Unio National Bank ("FUNB") as syndication agent, Bank One, NA as documentation agent, and the banks listed therein.

(10)(b) Fourth Amendment to Credit Agreement, dated as of July 31, 2001, among Guilford Mills, Inc., Wachovia, as administrative agent, FUNB, as syndication agent, Bank One, NA, as documentationagent and the banks listed therein.

(10)(c) Fifth Amendment to Credit Agreement, dated as of Augus 7, 2001, among Guilford Mills, Inc., Wachovia, as administrative agent, FUNB, as syndication agent, Bank One, NA, as documentation agent and the banks listed therein.

(10)(d) Agreement dated June 22, 2001 between Guilford Mills, Inc. and Bruno Hofmann.

                                 EXHIBIT (10)(a)

                       THIRD AMENDMENT TO CREDIT AGREEMENT

THIS THIRD AMENDMENT TO CREDIT AGREEMENT (this "Third Amendment") is dated and effective as of June 29, 2001 among GUILFORD MILLS, INC. (the "Borrower"), WACHOVIA BANK, N.A., as Administrative Agent, FIRST UNION NATIONAL BANK, as Syndication Agent, BANK ONE, NA, as Documentation Agent and WACHOVIA BANK, N.A., FIRST UNION NATIONAL BANK, BANK ONE, NA, and BRANCH BANKING AND TRUST COMPANY, as Banks (collectively, the "Banks");
                              W I T N E S S E T H :

WHEREAS, the Borrower, the Administrative Agent, the Syndication Agent, the Documentation Agent and the Banks executed and delivered that certain Credit Agreement, dated as of May 26, 2000, as amended by First Amendment to Credit Agreement dated as of November 6, 2000 and Second Amendment to and Waiver under Credit Agreement dated as of May 15, 2001 (as so amended, the "Credit Agreement"); WHEREAS, the Borrower has requested and the Administrative Agent and the Banks have agreed to certain amendments to the Credit Agreement, subject to the terms and conditions hereof; NOW, THEREFORE, for and in consideration of the above premises and other good and valuable consideration, the receipt and sufficiency of which hereby is acknowledged by the parties hereto, the Borrower, the Administrative Agent and the Banks hereby covenant and agree as follows:

     Definitions. Unless otherwise specifically defined herein, each term used herein which is defined in the Credit Agreement shall have ----------- the meaning assigned to such term in the Credit Agreement. Each reference to "hereof", "hereunder", "herein" and "hereby" and each other similar reference and each reference to "this Agreement" and each other similar reference contained in the Credit Agreement shall from and after the date hereof refer to the Credit Agreement as amended hereby.
      Amendment to Section 1.01. Section 1.01 of the Credit Agreement hereby is amended by (i) amending and restating each of the following definitions which previously were contained in Section 1.01 of the Credit Agreement and (ii) adding to the Credit Agreement the following definitions which were not previously contained in
         Section 1.01 of the Credit Agreement. "Commitment Reduction Date" means each of July 31, 2001, August 31, 2001, September 30, 2001 and September 30, 2002. "Prepayment Reserve" means an amount equal to $2,500,000.

     Amendments to Section 2.01. (a) Section 2.01(a) of the Credit Agreement hereby is amended by deleting it in its entirety and substituting the following therefor:
         (a) Each Bank severally agrees, on the terms and conditions set forth herein, to make Loans (which may be, at the option of the Borrower and subject to the terms and conditions hereof, Syndicated Foreign Currency Loans or Syndicated Dollar Loans, and Syndicated Dollar Loans may be Domestic Loans or Euro-Dollar Loans) to the Borrower from time to time before the Termination Date; provided that,
                  (i) immediately after each such Loan is made, the sum of (x) the aggregate outstanding principal amount of the Syndicated Dollar Loans and the Dollar Equivalent of the aggregate principal amount of the Syndicated Foreign Currency Loans by such Bank shall not exceed (y) the amount of its Commitment,
                  (ii) the sum of (x) the aggregate outstanding principal amount of all Syndicated Dollar Loans and Swing Loans and the Dollar Equivalent of the aggregate principal amount of the Syndicated Foreign Currency Loan and Swing Loans which are Foreign Currency Loans shall not exceed (y) the aggregate amount of
                  (A) the Commitments minus (B) the Prepayment Reserve, and
                  (iii) the Dollar Equivalent of the aggregate outstanding principal amount of all Foreign Currency Loans shall not exceed $25,000,000.
         The Dollar Equivalent of each Foreign Currency Loan on the date each Foreign Currency Loan is disbursed shall be deemed to be the amount of the Foreign Currency Loan outstanding for the purpose of calculating the unutilized portion of the Commitment on the date of disbursement. Each Syndicated Borrowing under this Section shall be in an aggregate principal amount of (A) in the case of Fixed Rate Borrowings, $5,000,000 (or the Dollar Equivalent thereof in any Foreign Currency) or any larger multiple of $1,000,000 (or the Dollar Equivalent thereof in any Foreign Currency) and (B) in the case of Base Rate Borrowings, $2,000,000 or any larger multiple of $1,000,000 (except that in either case any such Syndicated Borrowing may be in the aggregate amount of the Unused Commitments) and shall be made from the several Banks ratably in proportion to their respective Commitments. Within the foregoing limits, the Borrower may borrow under this Section, repay or, to the extent permitted by Section 2.09, prepay Syndicated Loans and reborrow under this Section at any time before the Termination Date. Notwithstanding the foregoing, if there shall occur on or prior to the date of any Foreign Currency Loan any change in national or international financial, political or economic conditions or currency exchange rates or exchange controls which would in the opinion of the Administrative Agent make it impracticable to make such Foreign Currency Loan, then the Administrative Agent shall forthwith give notice thereof to the Borrower and the Banks, and such Foreign Currency Loan shall be made on such date as a Domestic Loan, unless the Borrower notifies the Administrative Agent at least two Domestic Business Days before such date that it elects not to borrow on such date.
         (b) Section 2.01 of the Credit Agreement hereby is further amended by adding the following additional clause (c) which was not previously contained in Section 2.01 of the Credit Agreement: (c) Prepayment Reserve. The amount of the Prepayment Reserve may be permanently reduced at any time and from time to time by the Administrative Agent by the "Waived Amount" set forth in a Notice of Prepayment Reserve Participation Waiver (as that term is defined in the Intercreditor Agreement) received by the Administrative Agent from the Required Secured Parties (as such term is defined in the Intercreditor Agreement). Immediately after the purchase of the Prepayment Reserve Participation Amount (as such term is defined in the Intercreditor Agreement) as a result of a Notice of Prepayment Reserve Participation Call (as such term is defined in the Intercreditor Agreement), the Prepayment Reserve shall automatically be permanently reduced to $-0-.

     Amendment to Section 2.08. Section 2.08 of the Credit Agreement hereby is amended by deleting it in its entirety and substituting the following therefore:
SECTION 2.08 Mandatory Reduction and Termination of Commitments.
The Commitments shall terminate on the Termination Date and any Loans then outstanding (together with accrued interest thereon) shall be due and payable on such date. The aggregate amount of the Commitments shall be reduced on each Commitment Reduction Date to the amount set forth below for such Commitment Reduction Date, or to such higher amount as shall be equal to the principal amount of the Loans outstanding on such date as a result of the provisions of, and after giving effect to the prepayment described in, the proviso contained in the first sentence of Section 2.10(a).

                 ---------------------------------------- ----------------------------------------
                 COMMITMENT REDUCTION DATE                NEW COMMITMENT LEVEL1
                 ---------------------------------------- ----------------------------------------
                 ---------------------------------------- ----------------------------------------
                 July 31, 2001                            $125,000,000
                 ---------------------------------------- ----------------------------------------
                 ---------------------------------------- ----------------------------------------
                 August 31, 2001                          $122,500,000
                 ---------------------------------------- ----------------------------------------
                 ---------------------------------------- ----------------------------------------
                 September 30, 2001                       $120,000,000
                 ---------------------------------------- ----------------------------------------
                 ---------------------------------------- ----------------------------------------
                 September 30, 2002                       $95,000,000
                 ---------------------------------------- ----------------------------------------
2 Prior to giving effect to prepayment sharing provisions of Section 2.10(a).

               In the event that there is a Prepayment Reserve in effect on any Commitment Reduction Date, then the "New Commitment Level" set forth in the immediately preceding table above (prior to giving effect to prepayment sharing provisions of Section 2.10(a) as set forth in footnote 1 to the term "New Commitment Level") shall mean the relevant amount scheduled in the immediately preceding table plus the amount of the Prepayment Reserve in effect on such Commitment Reduction Date.
               In addition, concurrently with the delivery of the annual financial statements of the Borrower pursuant to Section 5.01(a) (but in no event later than the date such financial statements are required to be delivered pursuant to such Section, if they have not been timely delivered) (each such date being a "Cash Flow Certificate Delivery Date"), the Borrower shall certify to the Administrative Agent the amount of Consolidated Excess Cash Flow for the Fiscal Year then ended and the Commitments shall be reduced by an aggregate principal amount equal to 75% of such Consolidated Excess Cash Flow for such Fiscal Year, or to such higher amount as shall be equal to the principal amount of the Loans outstanding on such date as a result of the provisions of, and after giving effect to the prepayment described in, the proviso contained in the first sentence of Section 2.10(a).
               In addition, the aggregate amount of the Commitments shall be permanently reduced by the amount of each prepayment made for the account of the Banks pursuant to Section 2.10(c) through (k); provided, however, that reductions in the Commitments as a result of prepayments pursuant to
      Section 2.10(d) and (e) shall be made only as and when the aggregate amount of such prepayments since the last Commitment reduction under
      Section 2.10(d) and (e) exceeds $500,000. Each reduction pursuant to this
      Section 2.08 shall be applied to reduce the Commitments of the several Lenders ratably. No optional reduction of the Commitments pursuant to
      Section 2.09 shall reduce the amount of any subsequent mandatory reduction pursuant to this Section 2.08(b).
               (c) Immediately after the purchase of the Prepayment Reserve Participation Amount (as that term is defined in the Intercreditor Agreement) by the Banks, the amount of the aggregate Commitments then in effect shall automatically be permanently reduced, on a pro rata basis, by an amount equal to the amount of the Prepayment Reserve in effect immediately prior to the purchase of the Prepayment Reserve Participation Amount.

   Restatement of Representations and Warranties. Since May 15, 2001, there has been no event, act, condition or occurrence having a Material Adverse Effect. The Borrower hereby restates and renews each and every other representation and warranty heretofore made by it in the Credit Agreement and the other Loan Documents as fully as if made on the date hereof and with specific reference to this Third Amendment and all other loan documents executed and/or delivere in connection herewith.
 Effect of Amendment. Except as set forth expressly hereinabove, all terms of the Credit Agreement and the other Loan Documents shall be and remain in full force and effect, and shall constitute the legal, valid, binding and enforceable obligations of the Borrower. The amendments contained herein shall be deemed to have prospective application only, unless otherwise specifically stated herein.
    Ratification.           The Borrower hereby restates, ratifies and reaffirms
                            each and every term, covenant and condition set
                            forth in the Credit Agreement and the other Loan
                            Documents effective as of the date hereof.
     Counterparts.  This  Third  Amendment  may be  executed  in any  number  of
counterparts   and  by  different   parties  hereto  in  separate counterparts
and delivered by facsimile transmission, each of which when so executed and delivered (including by facsimile transmission) shall be deemed to be an original and all of which counterparts, taken together, shall constitute but one and the same instrument.
     Section References. Section titles and references used in this Third Amendment shall be without substantive meaning or content of any kind whatsoever and are not a part of the agreements among the parties hereto evidenced hereby.
   No Default. To induce the Administrative Agent and the Banks to enter into this Third Amendment and to continue to make advances pursuant to the Credit Agreement, the Borrower hereby acknowledges and agrees that, as of the date hereof, and after giving effect to the terms hereof, there exists (i) no Default or Event of Default and (ii) no right of offset, defense, counterclaim claim or objection in favor of the Borrower arising out of or with respect to any of the Loans or other obligations of the Borrower owed to the Banks under the Credit Agreement.
     Further Assurances. The Borrower agrees to take such further actions as the Administrative Agent shall reasonably request in connection herewith to evidence the amendments herein contained.
     Governing Law. This Third Amendment shall be governed by and construed and interpreted in accordance with, the laws of the State of Georgia.
Conditions Precedent. This Third Amendment shall become effective only upon receipt by the Administrative Agent of the following items:
     (a) from each of the parties hereto of either (i) 6 duly executed counterparts of this Third Amendment signed by such party, and of the Consent and Reaffirmation of Guarantors at the end hereof signed by each Guarantor, or
(ii) a facsimile transmission of an executed counterpart of this Third Amendment with the 6 original counterparts to be sent to counsel for the Administrative Agent by overnight courier,
     (b) payment of $2,500,000 in immediately available funds to be applied, pro rata, to the payment of the outstanding principal balance of the Syndicated Loans, and
     (c) from each of the Secured Parties of either (i) 6 duly executed counterparts of the Second Amendment to Intercreditor Agreement in substantially the form of Annex 1 hereto, or (ii) a facsimile transmission of an executed counterpart of the Second Amendment to Intercreditor Agreement with the 6 original counterparts to be sent to counsel for the Administrative Agent by overnight courier.

IN WITNESS WHEREOF, the Borrower, the Administrative Agent and each of the Banks has caused this Third Amendment to be duly executed, under seal, by its duly authorized officer as of the day and year first above written.

GUILFORD MILLS, INC.,
as Borrower


By: _____/s/ Mark E. Cook______
----------------
Title: Treasurer

WACHOVIA BANK, N.A.,
as Administrative Agent and as a Bank


By: ____/s/ Linda Harris_______
----------------
Title: Sr. Vice President

FIRST UNION NATIONAL BANK,
as Syndication Agent and as a Bank


By: ____/s/ Colleen McCullum___
--------------------
Title: Sr. Vice President

BANK ONE, NA,
as Documentation Agent and as a Bank


By: ____/s/ C. Dianne Wooley___
--------------------
Title: First Vice President

BRANCH BANKING AND TRUST COMPANY,
as a Bank


By: /s/ Richard C. F. Spencer
-------------------------
Title: Sr. Vice President

               CONSENT, REAFFIRMATION AND AGREEMENT OF GUARANTORS

Each of the undersigned (i) acknowledges receipt of the foregoing Third Amendment to Credit Agreement (the "Third Amendment"), (ii) consents to the execution and delivery of the Third Amendment described therein by the parties thereto, (iii) reaffirms all of its obligations and covenants under the Amended and Restated Guaranty dated as of November 6, 2000 executed by it, and (iv) agrees that none of such obligations and covenants shall be affected by the execution and delivery of the Third Amendment. This Consent and Reaffirmation may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which counterparts, taken together, shall constitute but one and the same instrument.

GOLD MILLS, Inc., a Delaware corporation (SEAL)
RASCHEL FASHION INTERKNITTING, LTD.,
a New York corporation (SEAL)
CURTAINS AND FABRICS, INC.,
a New York corporation (SEAL)
GUILFORD INTERNATIONAL, INC.,
a U.S. Virgin Islands corporation (SEAL)
GFD FABRICS, INC.,
a North Carolina corporation (SEAL)
GFD SERVICES, INC.,
a Delaware corporation (SEAL)
MEXICAN INDUSTRIES OF NORTH
CAROLINA, INC.,
a North Carolina corporation (SEAL)
HOFMANN LACES, LTD.,
a New York corporation (SEAL)
ADVISORY RESEARCH SERVICES, INC.
a North Carolina corporation (SEAL)
GUILFORD MILLS (MICHIGAN), INC.
a Michigan corporation (SEAL)
GUILFORD AIRMONT, INC.,
a North Carolina corporation (SEAL)
GOLD MILLS FARMS, INC.,
a New York corporation (SEAL)
GMI COMPUTER SALES, INC.
a North Carolina corporation (SEAL)


By: /s/ Mark E. Cook
Title: Vice President

TWIN RIVERS TEXTILE PRINTING AND FINISHING, a North Carolina general partnership

By: Advisory Research Services, Inc.
a General Partner


By: /s/ Mark E. Cook
Title: Vice President

                 ANNEX I TO THIRD AMENDMENT TO CREDIT AGREEMENT


        SECOND AMENDMENT TO AMENDED AND RESTATED INTERCREDITOR AGREEMENT


SECOND AMENDMENT TO AMENDED AND RESTATED INTERCREDITOR AGREEMENT ("Second Amendment"), dated and effective as of June 29, 2001, among Wachovia Bank, N.A., in its capacity as collateral agent hereunder (the "Collateral Agent"), each of the holders of the Senior Note Holders specified on the signature pages hereof and each of the Banks specified on the signature pages hereof . WHEREAS, the Collateral Agent and the Senior Note Holders and Banks party hereto executed and delivered that certain Amended and Restated Intercreditor Agreement dated as of November 6, 2000, as amended by that certain First Amendment thereto dated as of May 15, 2001 (the "Intercreditor Agreement"; capitalized terms used herein without definition have the meanings given them or incorporated by reference in the Intercreditor Agreement); WHEREAS, the parties desire to amend the Intercreditor Agreement in accordance with the terms and conditions set forth below; NOW, THEREFORE, the parties hereto agree as follows: 1. Amendments to Definitions. The definition contained in the Intercreditor Agreement hereby are amended by adding the following new definitions:
     "June 2001 Syndicated Loan Prepayment" means the $2,500,000 prepayment of principal with respect to the Bank Obligations described in clause (b) of paragraph 13 of the Third Amendment.
     "Third Amendment" means the Third Amendment to Credit Agreement dated June 29, 2001, pertaining to the Credit Agreement. 2. New Section 26. The Intercreditor Agreement is hereby amended by adding thereto a new Section 26 which was not previously contained in the Intercreditor Agreement as follows:
         26. June 2001 Syndicated Loan Prepayment and Postponement of Sharing Payment. The parties hereto acknowledge and agree that the June 2001 Syndicated Loan Prepayment shall constitute a Sharing Payment under this Agreement. The parties hereto further agree that the obligation of the Banks to purchase participations in the Senior Note Obligations under Section 2 of this Agreement with respect to and as a result of the Banks' receipt of the June 2001 Syndicated Loan Prepayment shall be postponed until the earlier to occur of the following (the date such earlier event occurs on is referred to herein as the "Postponement Termination Date"):
         (i) September 15, 2001;
         (ii) the date on which the Company becomes subject to any Bankruptcy Proceeding;
         (iii) the date on which the Collateral Agent receives a Notice of Prepayment Reserve Participation Call (as that term is defined below); or (iv) the date on which the Collateral Agent receives a Notice of Prepayment Reserve Participation Waiver (as that term is defined below).
         "Notice of Prepayment Reserve Participation Call" means a notice executed by the Required Secured Parties substantially in the form attached hereto as Exhibit A. "Notice of Prepayment Reserve Participation Waiver" means a notice executed by the Required Secured Parties substantially in the form attached hereto as Exhibit B.
         On a Postponement Termination Date occurring on any of the dates described in the immediately preceding clauses (i), (ii) and (iii), as provided in Section 2 of this Agreement, the Banks shall promptly purchase from the Senior Note Holders participations in the outstanding principal amount of the Senior Notes (excluding any Make-Whole Excess Amount) in an aggregate amount equal to 52.73% of the Prepayment Reserve then in effect (such purchased amount is referred to herein as the "Prepayment Reserve Participation Amount"). On a Postponement Termination Date occurring on the date described in the immediately preceding clause (iv), the Senior Note Holders hereby agree that the Banks shall have no obligation to purchase participations in the Senior Note Obligations under Section 2 of this Agreement with respect to and as a result of the Banks' receipt of the June 2001 Syndicated Loan Prepayment in the amount of such Senior Note Obligations specified in such Notice of Prepayment Reserve Participation Waiver as the "Waived Amount".
         3. Exhibits A and B. Exhibits A and B attached hereto hereby are added to the Intercreditor Agreement as Exhibits A and B respectively.
         3. Conditions Precedent. This Second Amendment shall be effective upon execution and delivery of a counterpart hereof by each party hereto and of the Consent and Reaffirmation of the Company and the Guarantors at the end hereof by the parties thereto.

IN WITNESS WHEREOF, the parties hereto have caused this Second Amendment to be duly executed as of the day and year first above written.

COLLATERAL AGENT:
WACHOVIA BANK, N.A.
By:
Name:Linda Harris
Title: Sr. Vice President

BANKS:
WACHOVIA BANK, N.A.
By:
Name:Linda Harris
Title: Sr. Vice President

FIRST UNION NATIONAL BANK
By:
Name: Colleen McCullum
Title: Sr. Vice President

BANK ONE, NA
(Main Office Chicago)
By:
Name: C. Dianne Wooley
Title: Sr. Vice President

BRANCH BANKING AND TRUST COMPANY
By:
Name: Richard C. F. Spencer
Title: Vice President

NOTEHOLDERS:
THE PRUDENTIAL INSURANCE
COMPANY OF AMERICA
By:
Name: Thomas E. Luther, CFA
Title: Vice President

THE VARIABLE ANNUITY LIFE
INSURANCE COMPANY
By:
Name: Julia S. Tucker
Title: Vice President

AMERICAN GENERAL ANNUITY
INSURANCE COMPANY
By:
Name: Julia S. Tucker
Title: Vice President

MASSACHUSETTS MUTUAL LIFE
INSURANCE COMPANY
By: David L. Babson & Company Inc. as
Investment Adviser
By:
Name: Thomas S. Li
Title: Managing Director

C. M. LIFE INSURANCE COMPANY
By: David L. Babson & Company Inc. as
Investment Sub-Adviser
By:
Name: Thomas S. Li
Title: Managing Director

           CONSENT AND REAFFIRMATION OF THE COMPANY AND THE GUARANTORS


Each of the undersigned, although not a party thereto, (i) consents to the execution and delivery of the Second Amendment to Amended and Restated Intercreditor Agreement to which this Consent And Reaffirmation of the Company and the Guarantors is attached (the "Second Amendment"), and (ii) reaffirms all of its obligations and covenants under the Acknowledgment and Agreement at the end of the Intercreditor Agreement executed by it. This Consent and Reaffirmation of the Company and the Guarantors may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which counterparts, taken together, shall constitute but one and the same instrument. IN WITNESS WHEREOF, the party below has caused this Consent And Reaffirmation of the Company and the Guarantors to be duly executed as of the date first above written.

GUILFORD MILLS, INC.
By:
------------------
Name: Mark E. Cook
Title: Treasurer

CURTAINS AND FABRICS, INC.
By:
----------------
Name: Mark E. Cook
Title: Vice President

GOLD MILLS, INC.
By:
----------------
Name: Mark E. Cook
Title: Vice President

RASCHEL FASHION INTERKNITTING, LTD.
By:
----------------
Name: Mark E. Cook
Title: Vice President
GUILFORD INTERNATIONAL, INC.,
a U.S. Virgin Islands corporation
GFD FABRICS, INC.,
a North Carolina corporation
GFD SERVICES, INC.,
a Delaware corporation
Name: Mark E. Cook
Title: Vice President
MEXICAN INDUSTRIES OF NORTH
CAROLINA, INC. a North Carolina corporation (SEAL)
HOFMANN LACES, LTD.,
a New York corporation (SEAL)
ADVISORY RESEARCH SERVICES, INC.
a North Carolina corporation (SEAL)
GUILFORD MILLS (MICHIGAN), INC.
a Michigan corporation (SEAL)
GUILFORD AIRMONT, INC.,
a North Carolina corporation (SEAL)
GOLD MILL FARMS, INC.,
a North Carolina corporation (SEAL)
GMI COMPUTER SALES, INC.
a North Carolina corporation (SEAL)

Name: Mark E. Cook
Title: Vice President

TWIN RIVERS TEXTILE PRINTING AND FINISHING, a North Carolina general partnership

By: Advisory Research Services, Inc.
a General Partner

Name: Mark E. Cook
Title: Vice President

                                    EXHIBIT A

         FORM OF NOTICE OF PREPAYMENT RESERVE PARTICIPATION CALL



Wachovia Bank, N.A., as Collateral Agent
191 Peachtree Street, N.E.
Atlanta, Georgia  30303-1757
Attention:  Syndications Group

         Re: Amended and Restated Intercreditor Agreement dated as of November 6, 2000, as amended by that certain First Amendment thereto dated as of May 15, 2001, and that certain Second Amendment thereto dated as of June 29, 2001,(the "Intercreditor Agreement"; capitalized terms used herein without definition have the meanings given them or incorporated by reference in the Intercreditor Agreement) with Wachovia Bank, N.A., as collateral agent (the "Collateral Agent") for itself and certain other lenders party thereto with respect to certain outstanding debt of Guilford Mills, Inc.

Gentlemen:

         Unless otherwise defined herein, capitalized terms used herein shall have the meanings attributable thereto in the Intercreditor Agreement.

         The undersigned Required Secured Parties hereby authorize and direct the Collateral Agent to (i) notify the Banks to purchase a participation in the Senior Note Obligations in an amount equal to $[insert Prepayment Reserve Participation Amount] with respect to the June 2001 Syndicated Loan Payment, and
(ii) to reduce the Prepayment Reserve (defined in the Credit Agreement) by an amount equal to $[insert same amount inserted above].


[INSERT REQUIRED SECURED PARTY SIGNATURE
BLOCKS]


By: .........
--------------------------------------
Title: .........
--------------------------------------

                                    EXHIBIT B

                   FORM OF NOTICE OF PREPAYMENT RESERVE WAIVER


Wachovia Bank, N.A., as Collateral Agent
191 Peachtree Street, N.E.
Atlanta, Georgia  30303-1757
Attention:  Syndications Group

         Re: Amended and Restated Intercreditor Agreement dated as of November 6, 2000, as amended by that certain First Amendment thereto dated as of May 15, 2001, and that certain Second Amendment thereto dated as of June 29, 2001,(the "Intercreditor Agreement"; capitalized terms used herein without definition have the meanings given them or incorporated by reference in the Intercreditor Agreement) with Wachovia Bank, N.A., as collateral agent (the "Collateral Agent") for itself and certain other lenders party thereto with respect to certain outstanding debt of Guilford Mills, Inc.

Gentlemen:

         Unless otherwise defined herein, capitalized terms used herein shall have the meanings attributable thereto in the Intercreditor Agreement.

         The undersigned Required Secured Parties hereby (i) notify the Collateral Agent that the "Waived Amount" equals $[____________________], and
(ii) authorize and direct the Collateral Agent to reduce the Prepayment Reserve (defined in the Credit Agreement) by an amount equal to $[insert same amount inserted above].


[INSERT REQUIRED SECURED PARTY SIGNATURE
BLOCKS]


By: .........
--------------------------------------
Title: .........
--------------------------------------

                                 EXHIBIT (10)(b)

                      FOURTH AMENDMENT TO CREDIT AGREEMENT

THIS FOURTH AMENDMENT TO CREDIT AGREEMENT (this "Fourth Amendment") is dated and effective as of July 31, 2001 among GUILFORD MILLS, INC. (the "Borrower"), WACHOVIA BANK, N.A., as Administrative Agent, FIRST UNION NATIONAL BANK, as Syndication Agent, BANK ONE, NA, as Documentation Agent and WACHOVIA BANK, N.A., FIRST UNION NATIONAL BANK, BANK ONE, NA, and BRANCH BANKING AND TRUST COMPANY, as Banks (collectively, the "Banks");
                              W I T N E S S E T H :

WHEREAS, the Borrower, the Administrative Agent, the Syndication Agent, the Documentation Agent and the Banks executed and delivered that certain Credit Agreement, dated as of May 26, 2000, as amended by First Amendment to Credit Agreement dated as of November 6, 2000, Second Amendment to and Waiver under Credit Agreement dated as of May 15, 2001, and Third Amendment to Credit Agreement (the "Third Amendment") dated as of June 29, 2001 (as so amended, the "Credit Agreement"); WHEREAS, the Borrower has requested and the Administrative Agent and the Banks have agreed to certain amendments to the Credit Agreement, subject to the terms and conditions hereof; NOW, THEREFORE, for and in consideration of the above premises and other good and valuable consideration, the receipt and sufficiency of which hereby is acknowledged by the parties hereto, the Borrower, the Administrative Agent and the Banks hereby covenant and agree as follows:
     Definitions. Unless otherwise specifically defined herein, each term used herein which is defined in the Credit Agreement shall have ----------- the meaning assigned to such term in the Credit Agreement. Each reference to "hereof", "hereunder", "herein" and "hereby" and each other similar reference and each reference to "this Agreement" and each other similar reference contained in the Credit Agreement shall from and after the date hereof refer to the Credit Agreement as amended hereby.
     1. Amendment to Section 1.01. Section 1.01 of the Credit Agreement hereby is amended by deleting the definition of "Commitment Reduction Dates" and substituting the following therefor: "Commitment Reduction Date" means each of August 13, 2001, August 31, 2001, September 30, 2001 and September 30, 2002.
     2. Amendment to Section 2.02(a). Section 2.02(a) of the Credit Agreement hereby is amended by deleting it in its entirety and substituting the following therefor:
         (a) The Borrower shall give the Administrative Agent notice (a "Notice of Borrowing"), which shall be substantially in the form of Exhibit E, prior to 12:00 noon (Atlanta, Georgia time) for Dollar Borrowings, and 9:30 A.M. (Atlanta, Georgia time) for Foreign Currency Borrowings, on the same Domestic Business Day of each Base Rate Borrowing and at least 3 Euro-Dollar Business Days before each Euro-Dollar Borrowing, and at least 3 Foreign Currency Business Days before each Foreign Currency Borrowing, specifying:
                  (i) the date of such Borrowing, which shall be a Domestic Business Day in the case of a Domestic Borrowing, a Euro-Dollar Business Day in the case of a Euro-Dollar Borrowing, or a Foreign Currency Business Day in the case of a Foreign Currency Borrowing,
                  (ii) the aggregate amount of such Borrowing,
                  (iii) whether the Loans comprising such Borrowing are to be Syndicated Loans or Swing Loans, whether they are to be Base Rate Loans, Euro-Dollar Loans or Foreign Currency Loans, and if such Loans are to be Foreign Currency Loans, specifying the Foreign Currency, and
                  (iv) in the case of a Fixed Rate Borrowing, the duration of the Interest Period applicable thereto, subject to the provisions of the definition of Interest Period; provided that if one or more Commitment Reduction Dates are scheduled to occur during the Interest Period so selected, and as a result thereof (but for this proviso) the Borrower shall become obligated to prepay or repay all or any portion of the Loans on any of such Commitment Reduction Dates pursuant to
         Section 2.08(b), then a portion of such Fixed Rate Borrowing which is equal to the amount of the Loans that would otherwise be so prepaid or repaid on any of such Commitment Reduction Dates either (A) shall have applicable thereto an Interest Period or Interest Periods, as selected by the Borrower, ending on or before the Commitment Reduction Date on which Loans corresponding in amount to such portion would otherwise be prepaid or repaid, or (B) shall instead be made as a Base Rate Borrowing.

     Amendment to Section 2.02(c). Section 2.02(c) of the Credit Agreement hereby is amended by deleting it in its entirety and substituting the following therefor:
         (c) Not later than 11:00 A.M., or 2:00 P.M., with respect to Base Rate Borrowings, (Atlanta, Georgia time) on the date of each Syndicated Borrowing, each Bank shall (except as provided in paragraph (d) of this Section) make available its ratable share of such Syndicated Borrowing, in Federal or other funds immediately available in Atlanta, Georgia, to the Administrative Agent at its address referred to in Section 9.01, which funds shall be in Dollars, if such Borrowing is a Dollar Borrowing, and in the applicable Foreign Currency, if such Borrowing is a Foreign Currency Borrowing, determined pursuant to Section 9.01. Unless the Administrative Agent determines that any applicable condition specified in Article III has not been satisfied, the Administrative Agent will make the funds so received from the Banks available to the Borrower at the Administrative Agent's aforesaid address. Unless the Administrative Agent receives notice from a Bank, at the Administrative Agent's address referred to in or specified pursuant to Section 9.01, no later than 4:00 P.M. (local time at such address) on the Domestic Business Day before the date of a Syndicated Borrowing stating that such Bank will not make a Syndicated Loan in connection with such Syndicated Borrowing, the Administrative Agent shall be entitled to assume that such Bank will make a Syndicated Loan in connection with such Syndicated Borrowing and, in reliance on such assumption, the Administrative Agent may (but shall not be obligated to) make available such Bank's ratable share of such Syndicated Borrowing to the Borrower for the account of such Bank. If the Administrative Agent makes such Bank's ratable share available to the Borrower and such Bank does not in fact make its ratable share of such Syndicated Borrowing available on such date, the Administrative Agent shall be entitled to recover such Bank's ratable share from such Bank or the Borrower (and for such purpose shall be entitled to charge such amount to any account of the Borrower maintained with the Administrative Agent), together with interest thereon for each day during the period from the date of such Syndicated Borrowing until such sum shall be paid in full at a rate per annum equal to the rate at which the Administrative Agent determines that it obtained (or could have obtained) overnight Federal funds to cover such amount for each such day during such period, provided that (i) any such payment by the Borrower of such Bank's ratable share and interest thereon shall be without prejudice to any rights that the Borrower may have against such Bank and (ii) until such Bank has paid its ratable share of such Syndicated Borrowing, together with interest pursuant to the foregoing, it will have no interest in or rights with respect to such Syndicated Borrowing for any purpose hereunder. If the Administrative Agent does not exercise its option to advance funds for the account of such Bank, it shall forthwith notify the Borrower of such decision. Unless the Administrative Agent determines that any applicable condition specified in Article III has not been satisfied, Wachovia will make available to the Borrower at Wachovia's Lending Office the amount of any such Borrowing which is a Swing Loan Borrowing.

     Amendment to Section 2.08. Section 2.08 of the Credit Agreement hereby is amended by deleting it in its entirety and substituting the following therefor:
SECTION 2.08 Mandatory Reduction and Termination of Commitments.
         (a) The Commitments shall terminate on the Termination Date and any Loans then outstanding (together with accrued interest thereon) shall be due and payable on such date. (b) The aggregate amount of the Commitments shall be reduced on each Commitment Reduction Date to the amount set forth below for such Commitment Reduction Date, or to such higher amount as shall be equal to the principal amount of the Loans outstanding on such date as a result of the provisions of, and after giving effect to the prepayment described in, the proviso contained in the first sentence of Section 2.10(a).

                 ---------------------------------------- ----------------------------------------
                 COMMITMENT REDUCTION DATE                NEW COMMITMENT LEVEL3
                 ---------------------------------------- ----------------------------------------
                 ---------------------------------------- ----------------------------------------

                 August 13, 2001                          $125,000,000
                 ---------------------------------------- ----------------------------------------
                 ---------------------------------------- ----------------------------------------
                 August 31, 2001                          $122,500,000
                 ---------------------------------------- ----------------------------------------
                 ---------------------------------------- ----------------------------------------
                 September 30, 2001                       $120,000,000
                 ---------------------------------------- ----------------------------------------
                 ---------------------------------------- ----------------------------------------
                 September 30, 2002                       $95,000,000
                 ---------------------------------------- ----------------------------------------
4 Prior to giving effect to prepayment sharing provisions of Section 2.10(a).

               In the event that there is a Prepayment Reserve in effect on any Commitment Reduction Date, then the "New Commitment Level" set forth in the immediately preceding table above (prior to giving effect to prepayment sharing provisions of Section 2.10(a) as set forth in footnote 1 to the term "New Commitment Level") shall mean the relevant amount scheduled in the immediately preceding table plus the amount of the Prepayment Reserve in effect on such Commitment Reduction Date.
               In addition, concurrently with the delivery of the annual financial statements of the Borrower pursuant to Section 5.01(a) (but in no event later than the date such financial statements are required to be delivered pursuant to such Section, if they have not been timely delivered) (each such date being a "Cash Flow Certificate Delivery Date"), the Borrower shall certify to the Administrative Agent the amount of Consolidated Excess Cash Flow for the Fiscal Year then ended and the Commitments shall be reduced by an aggregate principal amount equal to 75% of such Consolidated Excess Cash Flow for such Fiscal Year, or to such higher amount as shall be equal to the principal amount of the Loans outstanding on such date as a result of the provisions of, and after giving effect to the prepayment described in, the proviso contained in the first sentence of Section 2.10(a).
               In addition, the aggregate amount of the Commitments shall be permanently reduced by the amount of each prepayment made for the account of the Banks pursuant to Section 2.10(c) through (k); provided, however, that reductions in the Commitments as a result of prepayments pursuant to
      Section 2.10(d) and (e) shall be made only as and when the aggregate amount of such prepayments since the last Commitment reduction under
      Section 2.10(d) and (e) exceeds $500,000. Each reduction pursuant to this
      Section 2.08 shall be applied to reduce the Commitments of the several Lenders ratably. No optional reduction of the Commitments pursuant to
      Section 2.09 shall reduce the amount of any subsequent mandatory reduction pursuant to this Section 2.08(b).
         (c) Immediately after the purchase of the Prepayment Reserve Participation Amount (as that term is defined in the Intercreditor Agreement) by the Banks, the amount of the aggregate Commitments then in effect shall automatically be permanently reduced, on a pro rata basis, by an amount equal to the amount of the Prepayment Reserve in effect immediately prior to the purchase of the Prepayment Reserve Participation Amount.

   Termination of Borrower's Right to Request Foreign Currency Loans. Notwithstanding Section 2.01(a) or any other provision of the Credit Agreement, as amended hereby, the parties hereto agree that on and after the date of this Fourth Amendment, (i) the Borrower may not request, without the prior written consent of the Administrative Agent any Foreign Currency Loans, and (ii) at the end of each Interest Period for any Foreign Currency Loan outstanding on the date of this Fourth Amendment, such Foreign Currency Loan shall be automatically refinanced with a Refunding Loan made as a Syndicated Dollar Loan which shall be a Base Rate Loan unless a Notice of
                                   Borrowing is delivered requesting the same as
a Euro-Dollar Loan.
   Restatement of Representations and Warranties. Since May 15, 2001, there has been no event, act, condition or occurrence having a Material Adverse Effect. The Borrower hereby restates and renews each and every other representation and warranty heretofore made by it in the Credit Agreement and the other Loan Documents as fully as if made on the date hereof and with specific reference to this Fourth Amendment and all other loan documents executed and/or delivered in connection herewith, except as noted in Section 12 hereof. Effect of Amendment. Except as set forth expressly hereinabove, all terms of the Credit Agreement and the other Loan Documents shall be and remain in full force and effect, and shall constitute the legal, valid, binding and enforceable obligations of the Borrower. The amendments contained herein shall be deemed to have prospective application only, unless otherwise specifically stated herein.
     Ratification. The Borrower hereby restates, ratifies and reaffirms each and every term, covenant and condition set forth in the Credit Agreement and the other Loan Documents effective as of the date hereof.
     Counterparts.  This  Fourth  Amendment  may be  executed  in any  number of counterparts and by different parties hereto in separate counterparts and delivered by facsimile transmission, each of which when so executed and delivered (including by facsimile transmission) shall be deemed to be an original and all of which counterparts, taken together, shall constitute but one and the same instrument.
     Section References. Section titles and references used in this Fourth Amendment shall be without substantive meaning or content of any kind whatsoever and are not a part of the agreements among the parties hereto evidenced hereby.
     No Default. To induce the Administrative Agent and the Banks to enter into this Fourth Amendment and to continue to make advances pursuant to the Credit Agreement, the Borrower hereby acknowledges and agrees that, as of the date hereof, and after giving effect to the terms hereof, and except as previously disclosed to the Banks, there exists (i) no Default or Event of Default and (ii) no right of offset, defense, counterclaim, claim or objection in favor of the Borrower arising out of or with respect to any of the Loans or other obligations of the Borrower owed to the Banks under the Credit Agreement. Further
Assurances. The Borrower agrees to take such further actions as the Administrative Agent shall reasonably request in connection herewith to evidence the amendments herein contained.
     Governing Law. This Fourth Amendment (and, notwithstanding any provision to the contrary, all prior amendments to the Credit Agreement) shall be governed by and construed and interpreted in accordance with, the laws of the State of New York.
  Conditions Precedent. This Fourth Amendment shall become effective only upon receipt by the Administrative Agent, from each of the parties hereto of either (i) 6 duly executed counterparts of this Fourth Amendment signed by such party, and of the Consent and
     Reaffirmation of Guarantors at the end hereof signed by each Guarantor,  or
(ii)  a  facsimile  transmission  of an  executed  counterpart  of  this  Fourth
Amendment with the 6 original counterparts to be sent to counsel for the Administrative Agent by overnight courier. Borrower Acknowledgement and Agreement Regarding Payments Made In Connection with the Postponement of Commitment Reductions. The Borrower hereby acknowledges and agrees that in consideration of the Banks agreeing in the Third Amendment to the amendment postponing the Commitment Reduction Date under Section 2.08 of the Credit Agreement for the month ending on June 30, 2001, the Borrower has made principal payments under paragraph 13(b) of the Third Amendment that would have been due and payable under Section 2.08 on such date but for such postponement of such Commitment Reduction Date.
     Borrower Representation, Warranty and Agreement Regarding Cash With Securities Intermediaries. The Borrower hereby represents and warrants that it does not have cash held with any securities intermediaries in an aggregate amount in excess of $25,000, and agrees that it will not maintain cash held with any securities intermediaries in an aggregate amount in excess of $25,000, unless a control agreement satisfactory to the Collateral Agent and the Required Secured Parties has been entered into among the Borrower, the Collateral Agent and such securities intermediary, granting to the Collateral Agent, for the ratable benefit of the Secured Parties, to secure the Secured Obligations, a first priority perfected Lien in all assets held by such securities intermediary in the name of the Borrower, including, without limitation, all securities, financial assets, investment property, securities entitlements, instruments, monies and rights of payment deposited and collected therein from time to time.

IN WITNESS WHEREOF, the Borrower, the Administrative Agent and each of the Banks has caused this Fourth Amendment to be duly executed, under seal, by its duly authorized officer as of the day and year first above written.

GUILFORD MILLS, INC.,
as Borrower


By: _____/s/ Mark E. Cook______
----------------
Title: Treasurer

WACHOVIA BANK, N.A.,
as Administrative Agent and as a Bank


By: ____/s/ Linda Harris_______
----------------
Title: Sr. Vice President

FIRST UNION NATIONAL BANK,
as Syndication Agent and as a Bank


By: ____/s/ Colleen McCullum___
--------------------
Title: Sr. Vice President

BANK ONE, NA,
as Documentation Agent and as a Bank


By: ____/s/ C. Dianne Wooley___
--------------------
Title: First Vice President

BRANCH BANKING AND TRUST COMPANY,
as a Bank


By: /s/ Richard C. F. Spencer
-------------------------
Title: Sr. Vice President

               CONSENT, REAFFIRMATION AND AGREEMENT OF GUARANTORS

Each of the undersigned (i) acknowledges receipt of the foregoing Fourth Amendment to Credit Agreement (the "Fourth Amendment"), (ii) consents to the execution and delivery of the Fourth Amendment described therein by the parties thereto, (iii) reaffirms all of its obligations and covenants under the Amended and Restated Guaranty dated as of November 6, 2000 executed by it, and (iv) agrees that none of such obligations and covenants shall be affected by the execution and delivery of the Fourth Amendment. This Consent and Reaffirmation may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which counterparts, taken together, shall constitute but one and the same instrument.

GOLD MILLS, Inc., a Delaware corporation (SEAL)
RASCHEL FASHION INTERKNITTING, LTD.,
a New York corporation (SEAL)
CURTAINS AND FABRICS, INC.,
a New York corporation (SEAL)
GUILFORD INTERNATIONAL, INC.,
a U.S. Virgin Islands corporation (SEAL)
GFD FABRICS, INC.,
a North Carolina corporation (SEAL)
GFD SERVICES, INC.,
a Delaware corporation (SEAL)
MEXICAN INDUSTRIES OF NORTH
CAROLINA, INC.,
a North Carolina corporation (SEAL)
HOFMANN LACES, LTD.,
a New York corporation (SEAL)
ADVISORY RESEARCH SERVICES, INC.
a North Carolina corporation (SEAL)
GUILFORD MILLS (MICHIGAN), INC.
a Michigan corporation (SEAL)
GUILFORD AIRMONT, INC.,
a North Carolina corporation (SEAL)
GOLD MILLS FARMS, INC.,
a New York corporation (SEAL)
GMI COMPUTER SALES, INC.
a North Carolina corporation (SEAL)


By: /s/ Mark E. Cook______
-------------------------
Title: ____Vice President____
--------------

TWIN RIVERS TEXTILE PRINTING AND FINISHING, a North Carolina general partnership

By: Advisory Research Services, Inc.
a General Partner


By: /s/ Mark E. Cook
Title: Vice President

                                 EXHIBIT (10)(c)

                       FIFTH AMENDMENT TO CREDIT AGREEMENT

     THIS FIFTH AMENDMENT TO CREDIT AGREEMENT (this "Fifth Amendment") is dated and effective as of August 7, 2001 among GUILFORD MILLS, INC. (the "Borrower"), WACHOVIA BANK, N.A., as Administrative Agent, FIRST UNION NATIONAL BANK, as Syndication Agent, BANK ONE, NA, as Documentation Agent and WACHOVIA BANK, N.A., FIRST UNION NATIONAL BANK, BANK ONE, NA, and BRANCH BANKING AND TRUST COMPANY, as Banks (collectively, the "Banks");
                              W I T N E S S E T H :

WHEREAS, the Borrower, the Administrative Agent, the Syndication Agent, the Documentation Agent and the Banks executed and delivered that certain Credit Agreement, dated as of May 26, 2000, as amended by First Amendment to Credit Agreement dated as of November 6, 2000, Second Amendment to and Waiver under Credit Agreement dated as of May 15, 2001, Third Amendment to Credit Agreement dated as of June 29, 2001 and Fourth Amendment to Credit Agreement dated as of July 31, 2001 (as so amended, the "Credit Agreement"); WHEREAS, the Borrower has requested and the Administrative Agent and the Banks have agreed to certain amendments to the Credit Agreement pertaining to the prepayments made to the Agent on August 3, 2001 from the sale of Equipment in Cobleskill, New York, subject to the terms and conditions hereof; NOW, THEREFORE, for and in consideration of the above premises and other good and valuable consideration, the receipt and sufficiency of which hereby is acknowledged by the parties hereto, the Borrower, the Administrative Agent and the Banks hereby covenant and agree as follows:
     Definitions. Unless otherwise specifically defined herein, each term used herein which is defined in the Credit Agreement shall have ----------- the meaning assigned to such term in the Credit Agreement. Each reference to "hereof", "hereunder", "herein" and "hereby" and each other similar reference and each reference to "this Agreement" and each other similar reference contained in the Credit Agreement shall from and after the date hereof refer to the Credit Agreement as amended hereby.
     3. Amendment to Section 1.01. Section 1.01 of the Credit Agreement hereby is amended by amending and restating the definition ------------------------- of "Prepayment Reserve", as follows. "Prepayment Reserve" means an amount equal to $2,964,379. Restatement of Representations and Warranties. Since May 15, 2001, there has been no event, act, condition or occurrence having a Material Adverse Effect. The Borrower hereby restates and renews each and every other representation and warranty heretofore made by itin the Credit Agreement and the other Loan Documents (including, without limitation, in Section 17 of the Fourth Amendment to Credit Agreement dated as of July 31, 2001), as fully as if made on the date hereof and with specific reference to this Fifth Amendment and all other loan documents executed and/or delivered in connection herewith. Effect of Amendment. Except as set forth expressly hereinabove, all terms of the Credit Agreement and the other Loan Documents (including, without limitation, in Sections 6, 16 and 17 of the Fourth Amendment to Credit Agreement dated as of July 31, 2001) shall be and remain in full force and effect, and shall constitute the legal, valid, binding and enforceable obligations of the Borrower. The amendments contained herein shall be deemed to have prospective application only, unless otherwise specifically stated herein.
     Ratification. The Borrower hereby restates, ratifies and reaffirms each and every term, covenant and condition set forth in the Credit Agreement and the other Loan Documents effective as of the date hereof.
     Counterparts. This Fifth Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts and delivered by facsimile transmission, each of which when so executed and delivered (including by facsimile transmission) shall be deemed to be an original and all of which counterparts, taken together, shall constitute but one and the same instrument.
     Section References. Section titles and references used in this Fifth Amendment shall be without substantive meaning or content of any kind whatsoever and are not a part of the agreements among the parties hereto evidenced hereby.
     No Default. To induce the Administrative Agent and the Banks to enter into this Fifth Amendment and to continue to make advances pursuant to the Credit
Agreement, the Borrower hereby acknowledges and agrees that, as of the date hereof, and except as previously disclosed to the Banks, after giving effect to the terms hereof, there exists (i) no Default or Event of Default and (ii) no right of offset, defense, counterclaim, claim or objection in favor of the Borrower arising out of or with respect to any of the Loans or other obligations of the Borrower owed to the Banks under the Credit Agreement.
     Further Assurances. The Borrower agrees to take such further actions as the Administrative Agent shall reasonably request in connection herewith to evidence the amendments herein contained.
     Governing Law. This Fifth Amendment shall be governed by and construed and interpreted in accordance with, the laws of the State of Georgia.
     Conditions Precedent. This Fifth Amendment shall become effective only upon receipt by the Administrative Agent of the followin items: (a) from each of the parties hereto of either (i) 6 duly executed counterparts of this Fifth Amendment signed by such party, and of the Consent and Reaffirmation of Guarantors at the end hereof signed by each Guarantor, or (ii) a facsimile transmission of an executed counterpart of this Fifth Amendment with the 6 original counterparts to be sent to counsel for the Administrative Agent by overnight courier, and (b) from each of the Secured Parties of either (i) 6 duly executed counterparts of a Third Amendment to Intercreditor Agreement in form and substance satisfactory to the Agent and the Banks, or (ii) a facsimile transmission of an executed counterpart of such Third Amendment to Intercreditor Agreement, with the 6 original counterparts to be sent to counsel for the Administrative Agent by overnight courier.

IN WITNESS WHEREOF, the Borrower, the Administrative Agent and each of the Banks has caused this Fifth Amendment to be duly executed, under seal, by its duly authorized officer as of the day and year first above written.

GUILFORD MILLS, INC.,
as Borrower


By: ____/s/ Mark E. Cook____
---------------- --
Title: Treasurer

WACHOVIA BANK, N.A.,
as Administrative Agent and as a Bank


By: ____/s/ Linda Harris_________
-----------------------------
Title: Sr. Vice President

FIRST UNION NATIONAL BANK,
as Syndication Agent and as a Bank


By: ___/s/ Colleen McCullum____
--------------------
Title: Sr. Vice President

BANK ONE, NA,
as Documentation Agent and as a Bank


By: ____/s/ C. Dianne Wooley___
-----------------------
Title: First Vice President

BRANCH BANKING AND TRUST COMPANY, as a Bank


By: ___/s/ Richard C. F. Spencer__
-------------------------
Title: Senior Vice President

               CONSENT, REAFFIRMATION AND AGREEMENT OF GUARANTORS

Each of the undersigned (i) acknowledges receipt of the foregoing Fifth Amendment to Credit Agreement (the "Fifth Amendment"), (ii) consents to the execution and delivery of the Fifth Amendment described therein by the parties thereto, (iii) reaffirms all of its obligations and covenants under the Amended and Restated Guaranty dated as of November 6, 2000 executed by it, and (iv) agrees that none of such obligations and covenants shall be affected by the execution and delivery of the Fifth Amendment. This Consent and Reaffirmation may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which counterparts, taken together, shall constitute but one and the same instrument.

GOLD MILLS, Inc., a Delaware corporation (SEAL)
RASCHEL FASHION INTERKNITTING, LTD.,
a New York corporation (SEAL)
CURTAINS AND FABRICS, INC.,
a New York corporation (SEAL)
GUILFORD INTERNATIONAL, INC.,
a U.S. Virgin Islands corporation (SEAL)
GFD FABRICS, INC.,
a North Carolina corporation (SEAL)
GFD SERVICES, INC.,
a Delaware corporation (SEAL)
MEXICAN INDUSTRIES OF NORTH
CAROLINA, INC.,
a North Carolina corporation (SEAL)
HOFMANN LACES, LTD.,
a New York corporation (SEAL)
ADVISORY RESEARCH SERVICES, INC.
a North Carolina corporation (SEAL)
GUILFORD MILLS (MICHIGAN), INC.
a Michigan corporation (SEAL)
GUILFORD AIRMONT, INC.,
a North Carolina corporation (SEAL)
GOLD MILLS FARMS, INC.,
a New York corporation (SEAL)
GMI COMPUTER SALES, INC.
a North Carolina corporation (SEAL)


By: /s/ Mark E. Cook______
-------------------------
Title: ____Vice President____
--------------

TWIN RIVERS TEXTILE PRINTING AND FINISHING, a North Carolina general partnership

By: Advisory Research Services, Inc.
a General Partner


By: /s/ Mark E. Cook______
-------------------------
Title: ____Vice President____
--------------

                                 EXHIBIT (10)(d)

                                    AGREEMENT

THIS AGREEMENT is entered into this 22nd day of June, 2001 by and between GUILFORD MILLS, INC., a Delaware corporation ("Guilford" or the "Company"), and BRUNO HOFMANN ("Hofmann").

                                   WITNESSETH:

     WHEREAS, pursuant to a Stock Purchase Agreement, dated January 12, 1996, between Guilford and Hofmann, as amended by Amendment No. 1, dated as of January 17, 1996 (collectively, the "Purchase Agreement"), Guilford purchased from Hofmann 100% of the issued and outstanding shares of common stock of each of
Hofmann Laces, Ltd., Raschel Fashion Interknitting, Ltd. and Curtains and Fabrics, Inc. (collectively, the "Hofmann Companies") (the foregoing transaction, the "Acquisition"); and

         WHEREAS, pursuant to the Purchase Agreement, the purchase price for the common stock of the Hofmann Companies (the "Purchase Price") consisted of (i) a cash payment made at the closing of the Acquisition, (ii) the delivery at the closing of the Acquisition of 300,000 shares of Company common stock and (iii) a contingent amount to be paid in accordance with a specific formula based upon Guilford's price-earnings' multiple and the Hofmann Companies' average annual after-tax net income for the five year period ending on December 31, 2000 (the "Contingent Payment"); and

         WHEREAS, after the consummation of the Acquisition, Hoffmann purchased in various open market transactions shares of the Company common stock and currently beneficialy owns an aggregate of 573,150 shares of Company common stock; and

         WHEREAS, Guilford and Hoffmann entered into a Second Amendment to Stock Purchase Agreement, dated February 25, 1998 (the Purchase Agreement as so amended, the "Stock Purchase Agreement"), pursuant to which the amount of the Contingent Payment was fixed at $34,452,955 (the "Adjusted Contingent Payment"), and $17,000,000 of which was paid to Hoffmann on February 25, 1998 and the balance of which was paid to Hoffmann on October 1, 1998; and

         WHEREAS, Hoffmann entered into an Amended and Restated Employment Agreement, dated February 25, 1998, with the Hofmann Companies (the "Employment Agreement"); and

         WHEREAS, based upon the financial performance of the Hofmann Companies since the Adjusted Contingent Payment was made and other circumstances, the parties believe that it would be equitable and appropriate to enter into this Agreement.

         NOW, THEREFORE, in consideration of the mutual covenants and conditions contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

         1.       Transfer of Shares; Payment by Hofmann.
                  --------------------------------------

(a) Subject to the terms and provisions contained herein, on the Effective Date, as hereinafter defined, provided Hofmann has not revoked this Agreement pursuant to Section 7 hereof, Hofmann shall transfer to Guilford all of Hofmann's right, title and interest in and to 573,150 shares (the "Shares") of common stock, par value $.02 per share, of the Company (the "Common Stock").

(b) On the Payment Date, as hereinafter defined, Hofmann shall pay to Guilford the amount of the Spread, as hereinafter defined, such amount to be paid by certified or bank cashier's check or by the wire transfer of immediately available funds. The term "Spread" shall mean (i) the product of 275,000, as the same may be adjusted as set forth herein (the "Factor") and (ii) the excess, if any, of $7.50, as the same may be adjusted as set forth herein (the "Target Price"), over the fair market value per share of Common Stock on the date (the "Measurement Date") that is the earlier of (A) June 8, 2003 or (B) the date which Hofmann designates in a writing delivered to the Company, provided that any date so designated shall not be a date more than two business days prior to the date the Company receives such written designation. The Spread shall in no event exceed Two Million Sixty-Two Thousand Five Hundred Dollars ($2,062,500.00.) Notwithstanding anything to the contrary contained herein, if on any trading date after the date hereof and prior to the Measurement Date, the fair market value per share of Common Stock on such trading date exceeds the Target Price, then Hofmann shall not be required to pay Guilford the Spread or any portion thereof. In the event of any change in the number of outstanding shares of Common Stock through merger, re-capitalization, stock dividend, stock split, split-up, spin-off or other like change in the capital structure of Guilford prior to the Measurement Date, appropriate adjustments shall be made to the Target Price and the Factor for purposes of the calculation in the second sentence of this Section 1(b) in order to take into account the effect of such change in capital structure on the Target Price and the Factor so as to prevent the dilution or enlargement of the rights or obligations of either party in connection with the payment of the Spread in accordance with the formula in the second sentence of this Section 1(b). (The parties acknowledge and agree that any such adjustments to the Target Price and the Factor shall be made as if the Target Price represented the exercise price of an employee stock option and the Factor represented the number of shares of Common Stock subject to such option. By way of illustration, if the Company effected a three-for-two stock split of its Common Stock prior to the Measurement Date, then the Target Price would be reduced to $5.00 and the Factor would be increased to 412,500.) If, prior to the Measurement Date, (i) Hofmann dies, (ii) Guilford shall commence a voluntary case or other proceeding seeking liquidation, reorganization or other relief with respect to itself or its debts under any bankruptcy, insolvency or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property, or shall consent to any such relief or to the appointment of or taking possession by any such official in an involuntary case or other proceeding commenced against it, or (iii) an involuntary case or other proceeding shall be commenced against Guilford seeking liquidation, reorganization or other relief with respect to it or its debts under any bankruptcy, insolvency or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property, and such involuntary case or other proceeding shall remain undismissed and unstayed for a period of 60 days, then payment of the Spread, or any portion thereof shall not be due and payable and neither Hofmann nor any of his heirs, executors or administrators shall have any liability or obligation to make any such payment.

(c) Within ten business days after the Measurement Date, Guilford shall furnish to Hofmann a reasonably detailed calculation of the Spread. If Hofmann has any objections to the calculation of the Spread, he shall furnish in writing a description of such objections to the Company within ten business days after receipt of such calculation. If Hofmann does not timely provide a written notice of objection, then the calculation of the Spread furnished to Hofmann by the Company shall be binding and conclusive on the parties hereto. If Hofmann does timely provide a written notice of objection, then Hofmann and the Company shall negotiate in an attempt to resolve the stated objections to the calculation of the Spread. If Hofmann and the Company cannot mutually agree on the calculation of the Spread within ten business days after the Company's receipt of Hofmann's written notice of objections, then a final determination of the Spread shall be made by a nationally recognized firm of independent certified public accountants jointly selected by Hofmann and the Company. The determination of the Spread by the accounting firm so selected, which determination shall be made within 15 days after such firm's selection, shall be binding and conclusive on Hofmann and the Company for the purposes hereof. The fees and expenses of the jointly selected accounting firm shall be borne equally by Hofmann and the Company. The Spread shall be due and payable to the Company on or before the fifth business day (the "Payment Date") after the calculation of the Spread is finally determined in accordance with the provisions of this Section 1(c).

(d) If shares of Common Stock are listed on a national securities exchange in the United States on any date on which the fair market value per share is to be determined hereunder, the fair market value per share shall be deemed to be the average of the high and low quotations at which shares are sold on such national securities exchange on the date of determination. If the shares of Common Stock are listed on a national securities exchange in the United States on the date of determination, but the shares are not traded on such date, the fair market value per share shall be deemed to be the average of the closing bid and asked quotations for such shares as quoted on such national securities exchange on the date of determination. If such national securities exchange is not open for business on the date the fair market value per share is to be determined or the shares of Common Stock were not traded on such date and no bid and asked quotations were recorded, the fair market value per share shall be determined as of the closest preceding date on which such exchange shall have been open for business and shares of the Common Stock were traded. If shares of Common Stock are listed on more than one national securities exchange in the United States on the date on which the fair market value per share is to be determined, the Company, in its sole discretion, shall determine which national securities exchange shall be used for the purpose of determining the fair market value per share. If a public market shall exist for shares of Common Stock but such stock is not listed on a national securities exchange in the United States, the fair market value per share shall be deemed to be the average of the bid and asked quotations in the over-the-counter market for such shares on the date of determination. If there is no bid and asked quotation for such shares on the date of determination, the fair market value per share shall be determined as of the closest preceding date on which there were bid and asked quotations for such shares. If the shares of Common Stock are not listed on a national securities exchange in the United States and a public market does not exist for the Common Stock, the fair market value per share shall be determined by the Board of Directors of the Company in good faith. If the Board of Directors of the Company makes such a determination in accordance with the preceding sentence, then the Board shall furnish to Hofmann a reasonably detailed calculation of that fair market value per share determination and Hofmann shall have an opportunity to state objections to the Board's determination in accordance with the following provisions. If Hofmann has any objections to the calculation, then he shall furnish in writing a description of such objections to the Company within ten business days after receipt of the Board's calculation. If Hofmann does not timely provide a written notice of objection, then the calculation of the fair market value per share of Common Stock as determined by the Board and furnished to Hofmann shall be binding and conclusive on the parties hereto. If Hofmann does timely provide a written notice of objection, then Hofmann and the Company shall negotiate in an attempt to resolve the stated objections to the fair market value per share calculation. If Hofmann and the Company cannot mutually agree on the calculation of the fair market value per share of Common Stock within ten business days after the Company's receipt of Hofmann's written notice of objections, then a final determination of the fair market value per share shall be made by a nationally recognized investment banking firm jointly selected by Hofmann and the Company. The determination of the fair market value per share by the investment banking firm so selected, which determination shall be made within 15 days after such firm's selection, shall be binding and conclusive on Hofmann and the Company for purposes hereof. The fees and expenses of the jointly selected investment banking firm shall be borne equally by Hofmann and the Company.

     2. Representations and Warranties of Hofmann. Hofmann represents and warrants to the Company that:

(a) Hofmann has the full legal right, power, authority and capacity to execute, deliver and perform this Agreement and to assign, transfer and deliver the Shares as provided in this Agreement, and the delivery of the Shares to the Company hereunder will convey to the Company good and marketable title to the Shares, free and clear of any and all liens, pledges, encumbrances, charges, agreements or claims of any kind whatsoever, except as otherwise expressly provided in Section 2(c) hereof.

(b) Hofmann has duly executed and delivered this Agreement and this Agreement constitutes Hofmann's legal, valid and binding obligation, enforceable against him in accordance with its terms.

(c) Hofmann is the sole beneficial owner of the Shares, free and clear of any and all covenants, conditions, restrictions, voting trust agreements, liens, pledges, encumbrances, charges, security interests, options, agreements or claims of any kind whatsoever (the foregoing collectively hereinafter referred to as the "Charges") and upon transfer and delivery of the Shares to the Company as contemplated hereby, the Company will acquire good and marketable title to the Shares free of any Charges (it being acknowledged and agreed that the parties shall take whatever steps are reasonably necessary to remove the restrictive stock legend placed on certificates evidencing any of the Shares by virtue of Section 1.2(d) of the Stock Purchase Agreement). The Shares represent all of the shares of Common Stock which Hofmann beneficially owns, as such term is defined in Section 5.1 of the Stock Purchase Agreement.

(d) Hofmann's execution, delivery and performance of this Agreement will not (i) result in a default or breach of any agreement, contract or any other instrument or obligation to which he is a party or subject or (ii) violate any law, order, writ, injunction, decree, statute, rule or regulation applicable to him. No consent, approval, authorization or filing with any persons or entities on Hofmann's part is required in connection with the execution or delivery of this Agreement or the consummation of the transactions contemplated hereby (except for any filings required pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended).

(e) Hofmann is not a party to, subject to or bound by, any agreement, judgement, order, writ, injunction or decree of any court or governmental body or agency which could prevent the performance of this Agreement.

(f) No person or entity is entitled to any brokerage commission or similar payment from Hofmann in connection with the transactions contemplated hereby.

     3. Representations and Warranties of the Company. The Company represents and warrants to Hofmann that:

(a) The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware.

(b) The Company has all requisite corporate power and authority to execute, deliver and perform its obligations under this Agreement.

(c) The execution, delivery and performance of this Agreement by the Company and the consummation of the transactions contemplated hereby have been duly and validly authorized by all requisite corporate action on the part of the Company.

(d) This Agreement has been duly executed and delivered by the Company and will constitute the legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms.

(e) The execution, delivery and performance of this Agreement by the Company will not (i) violate, conflict with or constitute a default under any term or provision of the certificate of incorporation or bylaws of the Company, (ii) result in a default or breach of any agreement, contract or any other instrument or obligation to which the Company is a party or subject, or (iii) violate any law, order, writ, injunction, decree, statute, rule or regulation applicable to the Company. No consent, approval, authorization or filing with any persons or entities on the part of the Company is required in connection with the execution or delivery of this Agreement or the consummation of the transactions contemplated hereby, except for any consents which have already been obtained.

(f) The Company is not a party to, subject to or bound by, any agreement, judgment, order, writ, injunction or decree of any court or governmental body or agency which could prevent the performance of this Agreement.

4.       Conditions to Closing; Closing.

     (a) The obligation of the Company to consummate the transactions contemplated by this Agreement on the date of Closing is, at the option of the Company, subject to the satisfaction of the following conditions:
     (i) Each of the  representations  and  warranties  of Hofmann  contained in
Section 2 hereof shall be true and correct as of the date of Closing with the same force and effect as though the same had been made on and as of the date of Closing, except for changes therein permitted or contemplated hereby. (ii) No action or proceeding shall have been instituted or threatened or claim or demand made against Hofmann before any court or other governmental body, seeking to restrain or prohibit or to obtain substantial damages with respect to the consummation of the transactions contemplated hereby. (iii) No action or proceeding shall have been instituted or threatened or claim or demand made against the Company before any court or other governmental body seeking to restrain or prohibit or to obtain substantial damages with respect to the consummation of the transactions contemplated hereby. (iv) The Company shall have received from Hofmann a certificate to the effect set forth in subparagraphs (i) and (ii) above, dated the date of Closing. (v) Hofmann shall not have revoked this Agreement pursuant to Section 7 hereof.
     (b) The obligation of Hofmann to consummate the transactions contemplated by this Agreement on the date of Closing is, at the option of Hofmann, subject to the satisfaction of the following conditions: (i) Each of the representations and warranties of the Company contained in Section 3 hereof shall be true and correct as of the date of Closing with the same force and effect as though the same had been made on and as of the date of Closing, except for changes permitted or contemplated hereby. (ii) No action or proceeding shall have been instituted or threatened or claim or demand made against the Company before any court or other governmental body, seeking to restrain or prohibit or to obtain substantial damages with respect to the consummation of the transactions contemplated hereby. (iii) No action or proceeding shall have been instituted or threatened or claim or demand made against Hofmann before any court or other governmental body seeking to restrain or prohibit or to obtain substantial damages with respect to the consummation of the transactions contemplated hereby. (iv) Hofmann shall have received a certificate to the effect set forth in subparagraphs (i) and (ii) above, dated the date of Closing, signed by a duly authorized officer of the Company.
     (c) The closing of the transfer and assignment of the Shares contemplated by Section 1(a) hereof and all other transactions contemplated by this Agreement (the "Closing") shall be effective as of 2:00 p.m. on the Effective Date, or if the Effective Date is not a business day, then the next business day immediately after the Effective Date, provided Hofmann has not revoked this Agreement pursuant to Section 7 hereof, and shall take place at the offices of Weil, Gotshal & Manges, LLP, 767 Fifth Avenue, New York, New York. At the Closing, Hofmann shall deliver, or shall cause to be delivered, to Guilford (i) one or more certificates representing the Shares duly endorsed in blank or accompanied by stock powers executed in blank (or, at Guilford's request, Hofmann shall arrange for transfer of the Shares to a brokerage account designated by Guilford) and (ii) the certificate required by Section 4(a)(iv) hereof. At the Closing, the Company shall deliver, or shall cause to be delivered, to Hofmann the certificate required by Section 4(b)(iv) hereof.
     (d) Hofmann shall be responsible for the payment of any brokerage commission or similar payment which may be due any broker(s) representing him in connection with the transactions contemplated by this Agreement and shall indemnify and hold the Company harmless from and against any and all liability for any such commissions or payments.

5.       Indemnification.
------------------------

(a) Hofmann shall indemnify and hold the Company harmless from and against any and all losses, claims, liabilities, obligations, damages, assessments, judgments, costs, deficiencies and expenses, including, without limitation, any reasonable legal or other expenses for investigating, preparing or defending any action, suit, or proceeding or any threatened action, suit or proceeding (collectively, the "Losses"), arising from, relating to or in connection with any breach of a representation and warranty or non-fulfillment of any agreement or covenant on his part under the terms of this Agreement.

(b) The Company shall indemnify and hold Hofmann harmless from and against any all Losses arising from, relating to or in connection with any breach of a representation and warranty or non-fulfillment of any agreement or covenant on the part of the Company under the terms of this Agreement.

(c) If any legal proceedings shall be instituted or any claim or demand shall be asserted by any person in respect of which payment may be sought by one party hereto from another party under the provisions of this Section 5, the party seeking indemnification shall promptly cause written notice of the assertion of any claim of which it has knowledge which is covered by this indemnity to be forwarded to the other party. Such other party shall have the right, at its option and at its own expense (i) to be represented by counsel of its choice who must be reasonably satisfactory to the party seeking indemnification and (ii) to defend against, negotiate, settle or otherwise deal with any proceeding, claim or demand which relates to any Loss indemnified against hereunder; provided, however, that no settlement shall be made without the prior written consent of the party seeking indemnification, which consent shall not be unreasonably withheld. Notwithstanding the preceding sentence, the party seeking indemnification may participate in any such proceeding with counsel of its choice and at its expense; provided, however, that if defendants in any such action include both the party seeking indemnification and the indemnifying party, and the party seeking indemnification shall have been advised by its counsel that there may be bona fide legal defenses available to the party seeking indemnification which are different from or in addition to those available to the indemnifying party, the party seeking indemnification shall have the right to employ its own counsel in such action, and in such event, the reasonable fees and expenses of such counsel shall be borne by the indemnifying party. To the extent the indemnifying party elects not to defend such proceeding, claim, or demand and the party seeking indemnification defends against, settles or otherwise deals with any such proceeding, claim or demand, which settlement may be made without the consent of the indemnifying party, the party seeking indemnification shall act reasonably in accordance with its good faith business judgment. The parties hereto agree to cooperate fully with each other in connection with the defense, negotiation or settlement of any such legal proceeding, claim or demand. After any final judgment or award shall have been rendered by a court, arbitration board or administrative agency of competent jurisdiction and the expiration of the time in which to appeal therefrom, or a settlement shall have been consummated, or the party seeking indemnification and the indemnifying party shall have arrived at a mutually binding agreement with respect to each separate matter indemnified by the indemnifying party hereunder, the party seeking indemnification shall forward to the indemnifying party notice of any sums due and owing by it or him, as the case may be, with respect to such matter and such indemnifying party shall be obligated for all of the sums so owing to the other party within ten days after the date of such notice.

(d) The representations, warranties, covenants and agreements of the parties contained in this Agreement shall survive the execution and delivery of this Agreement, notwithstanding any investigation made by or on behalf of the parties hereto.

     6. Amendment of Stock Purchase Agreement. Section 5.1 of the Stock Purchase Agreement is hereby deleted in its entirety and the following is substituted in its place:

                  The Seller covenants that from and after June 8, 2001 until December 31, 2003 neither he, any affiliate (as defined herein) of the Seller, nor any group (as defined herein) of which the Seller or any affiliate of the Seller becomes a member, shall (i) individually or collectively acquire, or offer, propose or agree to acquire beneficial ownership (as defined herein) of any shares of Common Stock or (ii) propose or publicly announce or otherwise disclose an intent to propose, or enter into or agree to enter into, singly or with any other person or directly or indirectly, (x) any form of business combination, acquisition, or other transaction relating to the Buyer or any affiliate thereof, (y) any form of restructuring, recapitalization or similar transaction with respect to the Buyer or any such affiliate, or (z) any demand, request or proposal to amend, waive or terminate this Section 5.1, (iii) make, or in any way participate in, any solicitation of proxies with respect to any shares of Common Stock (including by the execution of action by written consent), become a participant in any election contest with respect to the Buyer, seek to influence any person with respect to any shares of Common Stock or demand a copy of the Buyer's list of its stockholders or other books and records, or (iv) participate in or encourage the formation of any partnership, syndicate, or other group which seeks to effect control of the Buyer or to circumvent any provision of this
                  Section 5.1. The Seller represents and warrants to the Buyer that as of June 8, 2001 he is not part of any group. The term "affiliate" as used in this Section 5.1 shall have the meaning ascribed to it in Rule 405 under the Act. The term "group" as used in this Section 5.1 shall have the meaning ascribed to it in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "1934 Act"). The term "beneficial ownership" or "beneficially own" shall have the meaning ascribed to such terms in Rule 13d-3 under the 1934 Act.

7.       Mutual Release.

(a) Hofmann specifically acknowledges the following: (i) he has been given at least 21 days within which to consider this Agreement; (ii) he is advised to consult with an attorney before executing this Agreement, and acknowledges that he has had the opportunity to consult an attorney; (iii) he has seven days following the execution of this Agreement to revoke the Agreement; this Agreement, and the rights and obligations of the parties hereunder, will become effective upon the eighth day (the "Effective Date") following the date hereof, provided Hofmann does not earlier revoke this Agreement by notifying the Company in writing of his election to revoke and, provided all other conditions to Closing are satisfied (or waived by the party hereto having the right to waive such conditions) and all documents, materials and things required to be delivered at Closing pursuant to Section 4 hereof are delivered in accordance with the terms thereof; (iv) he recognizes that he is specifically releasing, among other claims, any claims he may have arising under the Age Discrimination in Employment Act of 1967 and all amendments thereto; (v) he is not waiving any rights or claims that he may have which arise after the date this Agreement is executed; and (vi) he also acknowledges that this Agreement is intended by the parties to comply with the terms and provisions of the Older Workers' Benefit Protection Act of 1990 and all amendments thereto.

                  In consideration for the transfer of the Shares and the payment of the Spread, subject to the terms and conditions of Section 1 hereof, and other good and valuable consideration, the Company, together with any subsidiary or affiliated corporations, organizations or entities (including, without limitation, the Hofmann Companies), the officers and directors of the Company in their capacities as such, and their respective successors and assigns (collectively hereinafter referred to as the "Guilford Releasors") hereby release without recourse and forever discharge Hofmann, and his heirs, executors, administrators, successors and assigns (collectively hereinafter referred to as the "Hofmann Releasees") from any and all claims, actions, causes of action and demands for money, losses, damages, costs, expenses or otherwise including, to the extent legally permissible, any derivative claims, which the Guilford Releasors have, or may have, against the Hofmann Releasees through the date of this Agreement, arising out of, involving, or connected to:
     (i) the consummation of the Acquisition (including, without limitation, the negotiation of the Stock Purchase Agreement and the payment of the Purchase Price including, without limitation, the payment of the Adjusted Contingent Payment), (ii) Hofmann's employment with, and service as a director of, the Hofmann Companies (or the termination thereof) and the negotiation and performance of the Employment Agreement (and any predecessor employment agreement), (iii) the negotiation and performance of the Consulting Agreement, dated January 17, 1996, by and between Hofmann and the Company (the "Consulting Agreement") and, to the extent legally permissible, Hofmann's service as a director of Guilford, (iv) the accounting irregularities at the Hofmann Companies which were the subject of the following class action lawsuit (the "Securities Litigation"): In Re Guilford Mills, Inc. Securities Litigation (Master File No. 98 Civ. 7739 (CLB) (LMS), which lawsuit was settled pursuant to a Stipulation of Settlement dated as of June 30, 2000 and (v) the matters and things referred to in this Agreement.
         The Guilford Releasors understand and agree that this release represents a compromise of any and all claims identified in the foregoing clauses (i) - (v), known or unknown, and is a full and complete accord and satisfaction with the Hofmann Releasees, as to all claims identified in the foregoing clauses (i) - (v), known and unknown, which the Guilford Releasors have, or may have, against the Hofmann Releasees through the date of this Agreement, without the provisions hereof being construed to be an admission of liability.

         Without limiting the generality of the foregoing, the Guilford Releasors further agree that they will not institute or be a party to, whether directly or indirectly, any civil action against the Hofmann Releasees, under any Federal, State or local authority or any common law theory (whether founded in tort or contract) including, to the extent legally permissible, any derivative claim in connection with any act, state of facts, or occurrence or omission which is covered by the subject matter of the foregoing release, whether or not previously asserted, either occurring before or existing on the date of execution of this Agreement.

         Notwithstanding anything in the foregoing to the contrary, the foregoing release shall not apply to any executory provisions of this Agreement, the Employment Agreement, the Consulting Agreement and the Stock Purchase Agreement, including, without limitation, any indemnification obligations pursuant to the terms of the Stock Purchase Agreement. (b) In consideration for the release set forth in Section 7(a) hereof, and other good and valuable consideration, Hofmann, for himself, his heirs, executors, administrators, successors and assigns (collectively hereinafter referred to as the "Hofmann Releasors"), hereby releases without recourse and forever discharges the Company, together with any subsidiary or affiliated corporations, organizations or entities (including, without limitation, the Hofmann Companies), the officers and directors of the Company in their capacities as such, and their respective successors and assigns (collectively hereinafter referred to as the "Guilford Releasees") from any and all claims, actions, causes of action and demands for money, losses, damages, costs, expenses or otherwise which the Hofmann Releasors have, or may have, against the Guilford Releasees through the date of this Agreement, arising out of, involving, or connected to:
     (i) the consummation of the Acquisition (including, without limitation, the negotiation and performance of the Stock Purchase Agreement and the payment of the Purchase Price including, without limitation, the payment of the Adjusted Contingent Payment), (ii) Hofmann's employment with, and service as a director of, the Hofmann Companies (or the termination thereof) and the negotiation and performance of the Employment Agreement (and any predecessor employment agreement) (including, without limitation, any claims arising out of any of the terms and conditions of Hofmann's employment with the Hofmann Companies such as hiring, promotion, compensation (including bonuses, shares of stock, fringe benefits or other remuneration or compensation however denominated), demotion, breach of contract, tort or any adverse personnel action taken against Hofmann by the Hofmann Companies), (iii) the negotiation and performance of the Consulting Agreement, (iv) to the extent legally permissible, Hofmann's service as a director of Guilford, (v) the accounting irregularities at the Hofmann Companies which were the subject of the Securities Litigation and (vi) the matters and things referred to in this Agreement.
         The Hofmann Releasors understand and agree that this release represents a compromise of any and all claims identified in the foregoing clauses (i) -
(vi), known or unknown, and is a full and complete accord and satisfaction with the Guilford Releasees, as to all claims identified in the foregoing clauses (i)
- (vi), known and unknown, which the Hofmann Releasors have, or may have, against the Guilford Releasees through the date of this Agreement, without the provisions hereof being construed to be an admission of liability.

         Without limiting the generality of the foregoing, the Hofmann Releasors further agree that they will not institute or be a party to, whether directly or indirectly, any civil action against the Guilford Releasees, under any Federal, State, or local authority or any common law theory (whether founded in tort or contract), including but not limited to 42 U.S.C. ss.1981, Title VII of the Civil Rights Act of 1964, the Equal Pay Act of 1963, the Civil Rights Act of 1991, the Age Discrimination in Employment Act, the Americans With Disabilities Act, the Employee Retirement Income Security Act of 1974 (except as to any claim with respect to any vested benefits or rights under any of the employee benefit plans of the Company or of the Hofmann Companies in which Hofmann is a participant), or any similar legislation, constitutional provision, executive order or regulation, or any common law theory (whether founded in tort or contract) in connection with any act, state of facts, or occurrence or omission which is covered by the subject matter of the foregoing release, whether or not previously asserted, either occurring before or existing on the date of execution of this Agreement.

         Notwithstanding anything in the foregoing to the contrary, the foregoing release shall not apply to any executory provisions of this Agreement, the Employment Agreement, the Consulting Agreement and the Stock Purchase Agreement, including, without limitation, any indemnification obligations pursuant to the terms of the Stock Purchase Agreement.

         Notwithstanding anything in the foregoing to the contrary, the foregoing release shall not apply to any claim for indemnification against the Guilford Releasees, whether pursuant to provisions of statute, contract, the by-laws of the Company or of any subsidiary or affiliated corporation or otherwise, except that the foregoing release shall apply to any such claim for indemnification as to the matters described in clauses (i), (ii), (iii), (v) or
(vi) above and to any claim seeking the recovery or reimbursement of attorneys' fees or other costs and expenses (including, without limitation, fees, costs and expenses of defense and settlement) incurred in connection with the Securities Litigation, provided, however, that the foregoing shall in no way limit, impair or prevent the Hofmann Releasors from seeking indemnification directly from any insurance carrier pursuant to the terms of any applicable insurance policy obtained by the Guilford Releasees. If and to the extent that the Company maintains directors' and officers' liability insurance for directors and officers of the Company and its subsidiaries, then Hofmann shall be covered under such policy or policies on the same basis as other similarly situated directors and officers of such entities given Hofmann's status as a director of Guilford and former General Manager of the Hofmann Companies, except that the Company shall in no event be obligated either (i) to maintain directors' and officers' liability insurance, or other similar insurance coverage, or (ii) if any such insurance is maintained, to maintain such insurance in any particular amounts or according to any particular limits. (c) Notwithstanding anything to the contrary contained herein, Hofmann expressly acknowledges and agrees that he is not, and will not be, entitled to receive, and further waives any right to receive or make a claim for, any payments, compensation or benefits of any kind or nature whatsoever (including, without limitation, stock options or other stock awards, retainers and meeting fees) in connection with or relating to his service on Guilford's Board of Directors prior to or after the date hereof, except that he shall be entitled to (i) reimbursement for any reasonable and necessary business expenses incurred in connection with his service on Guilford's Board of Directors pursuant to the terms of Guilford's business expense reimbursement policy (including, without limitation, the requirement to furnish reasonably detailed documentation of such expenses) and (ii) indemnification and insurance coverage on the same basis as other directors of Guilford, except as expressly waived in Section 7(b).

8. Non-Competition; Consulting.

                  (a) Hofmann acknowledges that, due to his position as former General Manager of the Hofmann Companies and as a member of Guilford's Board of Directors, he has had and will in the future have access at the highest level to, and the opportunity to acquire knowledge of, valuable confidential and proprietary information relating to the Business, as hereinafter defined, and, accordingly, Hofmann hereby undertakes and covenants that, subject to the payment of the Non-Competition Amount, as hereinafter defined, during the period commencing on the date of Closing and ending on December 31, 2003 (the "Restrictive Period"), Hofmann shall:
     (i) refrain, without first obtaining the written consent of Guilford or the Hofmann Companies, as the case may be, alone, or as a partner, member, employee or agent of any partnership or limited liability company, or as an officer, employee, agent, director, stockholder or investor (except as to not more than 1% of the outstanding stock of any corporation, the securities of which are traded on a securities exchange or in the over-the-counter market) of any corporation,  or in  any  other  individual  or  representative  capacity,  from directly or indirectly owning, managing, operating or controlling, or participating in the ownership, management, operation or control of, or working for or providing consulting services to, or permitting the use of his name by any business or activity in competition with the Business within the Territory, as hereinafter defined; (ii) refrain, without first obtaining the written consent of Guilford or the Hofmann Companies, as the case may be, from directly or indirectly soliciting, enticing, persuading, inducing or hiring any employee, consultant, agent, independent contractor or other person (other than secretarial and clerical personnel) who is employed by Guilford or the Hofmann Companies on the date of this Agreement or who has been employed by Guilford or the Hofmann Companies during the 12 month period preceding the date hereof to become employed by any person, firm, entity or corporation or approach any such person for any of the foregoing reasons; and (iii) refrain, without first obtaining the written consent of Guilford or the Hofmann Companies, as the case may be, from directly or indirectly soliciting, for himself or others, any person or entity which is a customer of the Business on the date of this Agreement or which had been a customer of the Business during the 12 month period preceding the date hereof.
     (b) For the purposes of this Section 8, the following terms are defined herein:
     (i) the term "Business" shall mean (1) the business of developing, knitting, weaving, dyeing and finishing, designing, printing, selling or marketing yarns, fabrics or lace for apparel or home furnishings applications and (2) any other business or businesses which any of Guilford or the Hofmann Companies are or become engaged in during the Restrictive Period. (ii) the term "Territory" shall mean the United States of America, its territories and possessions, the Republic of Mexico, Canada, Europe and the United Kingdom;
     (1) provided, however, that if the area described in the preceding clause shall be determined by judicial action to define too broad a territory to be enforceable, then the term "Territory" shall mean the United States of America, its territories and possessions, the Republic of Mexico and Canada; and, (2) provided further, that if the area described in the immediately preceding clause shall be determined by judicial action to define too broad a territory to be enforceable, then the term "Territory" shall mean the United States of America, its territories and possessions; and, (3) provided further, that if the area described in the immediately preceding clause shall be determined by judicial action to define too broad a territory, then the term "Territory" shall mean those states in the United States of America in which Guilford or the Hofmann Companies maintain operations at which it conducts the Business; and (4) provided further, that if the area described in the immediately preceding clause shall be determined by judicial action to define too broad a territory, then the term "Territory" shall mean the States of North Carolina and New York.
     Hofmann hereby acknowledges that the Business of Guilford and the Hofmann Companies is national and international in scope and that Guilford and the Hofmann Companies have customers throughout the United States of America, its territories and possessions, the Republic of Mexico, Canada, the United Kingdom, Europe and throughout the other parts of the world. Accordingly, Hofmann acknowledges and agrees that the scope of the covenants in this Agreement are reasonable and necessary in order to protect the interests of Guilford and the Hofmann Companies sought to be protected hereby.
(iii) the term "Non-Competition Amount" shall mean the annual amount of One Hundred Thousand Dollars ($100,000.00), payable during the Restrictive Period in equal monthly installments. If Guilford ceases paying the Non-Competition Amount, then Hofmann shall no longer be subject to the covenants contained in Section 8(a) and neither Guilford nor the Hofmann Companies shall have any liability to Hofmann for terminating the payment of the Non-Competition Amount.
(iv) the term "Affiliate" shall mean any entity controlled by, controlling or under common control with Guilford including, without limitation, the Hofmann Companies.
     (c) This Agreement is enforceable by and at the request of any party for whom it is intended to benefit including Guilford and the Hofmann Companies. In the event of any breach or threatened breach of the provisions of this Agreement by Hofmann, Guilford and the Hofmann Companies, in addition to any other rights and remedies they may have, shall be entitled to an injunction (and/or other equitable relief) restraining such breach or threatened breach, it being stipulated and agreed that a breach by Hofmann would cause irreparable damage to Guilford and the Hofmann Companies and that their remedies at law would be inadequate. Each of the covenants contained in Section 8(a) hereof shall be construed as independent covenants. The existence of any claim or cause of action on the part of Hofmann against Guilford or the Hofmann Companies shall not constitute a defense to the enforcement of these provisions. Hofmann agrees that the terms of the foregoing covenants, including without limitation, the Restrictive Period and the Territory, are reasonable in all respects and necessary for the protection of Guilford and the Hofmann Companies, and represents and warrants to Guilford and the Hofmann Companies that he will be able to support himself and his dependents notwithstanding the covenants. Furthermore, the prevailing party in any action brought as a result of a breach of this Agreement shall, in addition to any other rights remaining available to it, at law or otherwise, be entitled to reimbursement of court costs, attorneys' fees, and other expenses incurred as a result of a breach of this Agreement. If any court of competent jurisdiction shall finally adjudicate that any of the covenants provided for herein are too broad as to area, activity or time covered, such area, activity or time covered may be reduced to whatever extent the court deems reasonable and the covenants herein and the remedy of injunctive and/or other equitable relief may be enforced as to such reduced area, activity or time.
(d) Hofmann warrants and represents that he has sought legal advice from an attorney, or has had the opportunity to seek legal advice from an attorney but has declined to do so, in reviewing this Agreement. Hofmann warrants and represents that he has not received any legal advice with respect to these matters from Guilford's counsel.
(e) Hofmann acknowledges and agrees that the provisions of this Section 8 supersede and replace the provisions of Section 4 of the Employment Agreement and Section 5 of the Consulting Agreement.
(f) Subject to the payment of the Non-Competition Amount, Hofmann shall furnish during the Restrictive Period to Guilford and its Affiliates, as defined herein, such advisory and consulting services within his area of experience, as may be assigned or delegated to him from time to time by Guilford's President, Chief Executive Officer or Chairman of the Board (any such executive, the "Executive"), provided, however, that Hofmann shall only be required to provide such advisory and consulting services during the Restrictive Period in which Charles A. Hayes is serving as Chairman of The Board of Guilford. Hofmann shall furnish any such consulting services faithfully and to the best of his ability on such dates and at such times during the Restrictive Period as are reasonably requested by the Executive. If Guilford ceases paying the Non-Competition Amount, then Hofmann shall no longer be obligated to provide any advisory or consulting services and Guilford shall have no liability to Hofmann for terminating the payment of the Non-Competition Amount. Guilford and Hofmann acknowledge and agree that Hofmann shall be deemed an independent contractor with respect to any consulting and advisory services provided hereunder and nothing herein shall be deemed to create an employer/employee relationship between Guilford and Hofmann.
(g) All reports, recommendations, advice, records, documents and other materials, whether written or in any other media, and all copies thereof, prepared or obtained by Hofmann or coming into his possession prior to or during the Restrictive Period which relate to Guilford, any Affiliate or the Business shall be the sole and exclusive property of Guilford or the Affiliates, as the case may be, and Hofmann shall, at the end of his consulting arrangement with Guilford, or at the request of Guilford or any Affiliate during such period, promptly deliver all such materials to Guilford or the Affiliates. Such reports and the information contained therein shall be and remain the sole property of Guilford or the Affiliates, as the case may be.
(h) Recognizing that the knowledge of Guilford's and its Affiliates' customers, suppliers, agents, business methods, systems, plans, policies, trade secrets, knowledge, know-how, information, materials or documents are valuable and unique assets, Hofmann agrees that, during and after the Restrictive Period, he shall not divulge, furnish or make accessible to any person, firm, corporation or other entity for any reason or purpose whatsoever, directly or indirectly, or use for the benefit of himself or others except in connection with the Business of Guilford, any such knowledge or information. The provisions of this subsection shall not apply to information which is or shall become generally known to the public (except by reason of Hofmann's breach of his obligations hereunder) and information which Hofmann is required to disclose by law or by an order of a court of competent jurisdiction. If Hofmann is required by law or a court order to disclose such information, he shall notify Guilford of such requirement and provide Guilford an opportunity (if it so elects) to contest such law or court order.
(i) Hofmann acknowledges that all developments, including, without limitation, inventions, patentable or otherwise, discoveries, improvements, patents, trade secrets, designs, reports, computer software, flow charts and diagrams, procedures, data, documentation, ideas and writings and applications thereof relating to the Business or planned business of Guilford or any Affiliate that, alone or jointly with others, Hofmann may conceive, create, make, develop, reduce to practice or acquire during the Restrictive Period (collectively, the "Developments") are works made for hire and shall remain the sole and exclusive property of Guilford and Hofmann hereby assigns to Guilford all of his right, title and interest in and to all such Developments. Hofmann agrees that he will promptly and fully disclose all future material Developments to the Executive and, at any time upon request and at the expense of Guilford, execute all instruments and papers and perform all acts whatsoever, which are necessary or desired by Guilford to vest and confirm in Guilford, and its successors, assigns and nominees, fully and completely, all rights created or contemplated by this section and which may be necessary or desirable to enable Guilford, and its successors, assigns and nominees, to secure and enjoy the full benefits and advantages thereof.

                  The provisions of subsections 8(h) and 8(i) hereof shall survive the termination of the Restrictive Period for any reason whatsoever. (j) The duties and obligations imposed on Hofmann by virtue of Section 8 shall be in addition to any other duties and obligations to which Hofmann may be subject by virtue of statutory or common law including, without limitation, any duties and obligations based upon Hofmann's status as a director of the Company.
9.       Miscellaneous.
----------------------
(a) Any provision of this Agreement which is invalid, illegal or unenforceable in any jurisdiction shall, as to that jurisdiction, be ineffective to the extent of such invalidity, illegality or unenforceability, without affecting in any way the remaining provisions hereof in such jurisdiction or rendering that or any other provision of this Agreement invalid, illegal or unenforceable in any other jurisdiction.

(b) Subject to applicable law, this Agreement may be amended, modified and supplemented only by written agreement of Hofmann and the Company, executed in the same manner as this Agreement.

(c) Any failure of Hofmann, on the one hand, or the Company, on the other hand, to comply with any obligation, covenant, agreement or condition herein may be waived in writing by the Company or Hofmann, as the case may be, but such waiver or failure to insist upon strict compliance with such obligation, covenant, agreement or condition shall not operate as a waiver of, or estoppel with respect to, any subsequent or other failure.

(d) The descriptive headings contained in this Agreement are for convenience only and shall be deemed not to be a part of this Agreement and shall not control or affect the meanings, construction or interpretation of any provision of this Agreement.

(e) All notices or other communications which are required or permitted hereunder shall be given in accordance with the terms of the Stock Purchase Agreement.

(f) This Agreement may be executed in any number of counterparts, and each such counterpart hereof shall be deemed to be an original instrument, but all such counterparts together shall constitute but one agreement.

(g) This Agreement shall be governed by and construed in accordance with the substantive laws of the State of Delaware. Any controversy or dispute arising out of, or relating to, this Agreement shall be settled exclusively (except for claims seeking injunctive and/or equitable relief) by arbitration, to be held in New York City, in accordance with the rules of the American Arbitration Association under its commercial arbitration rules before a panel of three arbitrators with experience in the textile industry, with each party designating one arbitrator and the two arbitrators jointly selecting a third independent arbitrator. The parties agree that service of process or notice of motion or other application in connection with any arbitration shall be delivered personally. Any award or determination made by the arbitrators as provided for hereunder shall be binding and conclusive upon the parties. Each of Hofmann and the Company shall bear its own costs and expenses, including without limitation attorneys' fees, incurred in connection with any such arbitration.

(h) Each party shall cooperate, shall take such further action and shall execute and deliver such further documents as may be reasonably requested by the other party in order to carry out the provisions and purposes of this Agreement.

(i) Except as otherwise expressly provided herein, this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, executors, administrators, personal representatives, successors and assigns, provided, however, that this Agreement and all rights and obligations hereunder may not be transferred or assigned without the prior written consent of the other party hereto.

(j) Except as otherwise expressly provided herein, the Stock Purchase Agreement remains unmodified and in full force and effect.

          WITNESS WHEREOF, the parties have executed this Agreement on the date and year first above written.



By:/s/ John A. Emrich
-------------------------
Name: John A. Emrich
Title: President & Chief Executive Officer

/s/ Bruno Hofmann
-----------------
Bruno Hofmann