Form 10-K
period 2001-09-30
GUILFORD MILLS INC
filed 2002-01-15
CIK 44471

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---------                                                              ------
          OF THE SECURITIES EXCHANGE ACT OF 1934                              OF THE SECURITIES EXCHANGE ACT OF 1934
   X
---------                                                              ------
          For the Fiscal Year Ended September 30, 2001                        For the transition period from __________ to ________

                                                  Commission File No. 1-06922



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
                                                     Yes   X    No
                                                         ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant at November 15, 2001 (a total of 16,887,485 shares of common stock), computed by reference to the last reported sale price ($0.60) of the Registrant's common stock on the New York Stock Exchange on such date: $10,132,491.

Number of shares of the Registrant's common stock outstanding as of December 15, 2001: 18,627,076.

                       DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference from the Registrant's definitive proxy statement, which involves the election of directors, to be filed with the Commission pursuant to Regulation 14A, or if such proxy statement is not filed with the Commission on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.


NY2:\1115374\04\NWMM04!.DOC\51040.0001

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

All statements other than statements of historical fact included in or incorporated by reference into this Form 10-K, including, without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Part II - Item 7) are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include:

1. general economic factors including, but not limited to, changes in interest rates, foreign currency translation rates, consumer confidence, housing starts, trends in disposable income, changes in consumer demand for goods produced, and cyclical or other downturns
2. the overall level of automotive production and the production of specific car models
3.   fashion trends
4.   information and technological advances
5. cost and availability of raw materials, labor and natural and other resources
6.   domestic and foreign competition
7.   domestic and foreign governmental regulations and trade policies
8.   reliance on major customers
9.   success of marketing, advertising and promotional campaigns
10. inability to achieve cost reductions through consolidation and restructuring
11. inability to obtain financing on favorable terms or to obtain amendments or waivers with respect to non-compliance with certain covenants in loan agreements and
12. the adverse impact of the receipt of the independent auditor's "going concern" opinion on the Company's customer and supplier relationships, including less favorable trade credit terms.

                                     PART I
Item 1.  Business

General
Guilford Mills, Inc. was incorporated under the laws of Delaware in August 1971, and is the successor by merger to businesses previously conducted since 1946. Guilford Mills, Inc. and its predecessors and subsidiaries are referred to as the "Company" or "Guilford", unless the context indicates otherwise.

Guilford produces fabrics using a broad range of technologies for a variety of customers and markets. It is one of the largest warp knitters in the world and a leader in technological advances in textiles. The Company has identified four segments in which it operates: Automotive, Apparel, Home Fashions and Other.

Fabrics produced in the Automotive segment are sold to original equipment manufacturers (OEMs) and their suppliers. These fabrics are then used in the production of seats and headliners of passenger cars, sports utility vehicles, conversion vans and light and heavy trucks. Guilford is one of the three largest producers of bodycloth in the United States and continues to be the dominant headliner fabric manufacturer in the U.S. and Europe. Guilford also has automotive fabric operations in Mexico and Brazil.

The Apparel segment fabrics have historically been used predominantly in women's intimate apparel, ready-to-wear and swimwear garments. Other end uses included team sportswear and linings. Guilford used a wide variety of technologies to produce these fabrics, including circular knit, tricot, lace, spun warp and weft insertion, and was one of the premier producers of spandex-containing fabrics for the apparel market. Since the fourth quarter of fiscal 2000, the Company has effected the strategic realignment of its apparel operations resulting in the closing of facilities and the exit of domestic dyeing and finishing. The sector participation and volumes will dramatically decrease in fiscal 2002.

The Home Fashions segment produces window curtains, knit and/or lace comforters, sheets, shower curtains, pillowcases and bedskirts sold directly to department stores, discount retailers and catalog houses. Guilford has relationships with some of America's largest retailers, and sells products under its own house brand names as well as through licensed brand agreements. This segment also produces upholstery fabrics for use in office and residential furniture, mattress ticking and window treatment applications.

The remainder of Guilford's fabrics are sold for use in a broad range of industrial/specialty products, including geotextiles, medical and filtration applications and are included in the Other segment. The Company's fibers operations are also included in this segment. Guilford's extensive research and development capabilities, which includes some 40 patents, are the driving force in this highly technical segment.

Reference is made to Note 18 of the Consolidated Financial Statements under Item 8 "Financial Statements and Supplementary Data" of this document, for information regarding revenue, profit and assets by segment.

Product Development
Working closely with the Company's customers, the Company has research and development departments in the U.S., U.K., and Mexico, consisting of approximately 90 employees, that are primarily responsible for the creation of new fabrics and styles. Sample warping and knitting machines are used to develop new fabrics which can be placed into production after customer acceptance. Total expenditures for research and development for fiscal years 2001, 2000 and 1999 were approximately $11.5 million, $18.3 million and $17.2 million, respectively.

The Company has numerous trademarks, trade names, patents and certain licensing agreements which it uses in connection with the advertising and promotion of its products across segments. Management believes that the loss or expiration of such trademarks, trade names and licensing agreements would not have a material adverse effect on the Company's operations.

Working Capital Practices
The Company generally knits and dyes and finishes based on customer orders and, therefore, significant amounts of inventory are not required to meet rapid delivery to the Company's customers or to assure a continuous allotment of goods from suppliers. Customers are allowed to return goods for valid reasons and customer accommodations are not significant. To minimize the credit risk on such accounts and to obtain larger credit lines for many customers, the Company maintains credit insurance covering $19.8 million of certain outstanding accounts receivable as of September 30, 2001. In addition, approximately 38% of accounts receivable are factored without recourse. The Company has the ability to borrow against such receivables, and has borrowed against them during fiscal 2001. The Company did not borrow against such receivables during fiscal 2000. The Company generally takes advantage of discounts offered by vendors.

The Company experiences seasonal fluctuations in its sales in the Apparel segment. Sales in the Automotive, Home Fashions and Other segments experience insignificant seasonal fluctuations.

The Company has a large number of customers. No customer accounted for 10% or more of total net sales during fiscal 2001, 2000 or 1999. The Company's net sales reflect substantial direct and indirect sales to certain large automotive original equipment manufacturers.

The backlog of orders believed to be firm as of the end of the current and preceding fiscal years is not deemed to be material for an understanding of the Company's business as most orders are deliverable within a few months.

Export Sales
U.S. export sales, as a percentage of total worldwide sales of the Company, were approximately 4.4% in fiscal 2001, 7.0% in fiscal 2000 and 5.4% in fiscal 1999.

Raw Materials
Fabrics in all of the Company's segments are constructed primarily of synthetic yarns: nylon and polyester. In fiscal 2001, the Company internally produced approximately 20% of the polyester yarns used. The Company purchases its nylon and the remaining polyester yarns from several domestic and foreign fiber producers. The Company's Apparel segment also uses spandex, acetate and cotton. A small amount of spandex is used in the Home Fashions segment. Spandex and acetate are purchased substantially from one domestic producer each. In fiscal 2001 all yarns were readily available throughout the year and either were or could be purchased from numerous sources. Management believes that an adequate supply of yarns is available to meet the Company's requirements.

The chemicals and dyes used in the dyeing and finishing processes in all segments are available in large quantities from various suppliers. The foam backing used in the automotive fabric lamination process is purchased from two suppliers in the United States and three suppliers in Europe. In fiscal 2001, there was an adequate supply of foam.

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

Reference is made to Note 13 of the Consolidated Financial under Item 8 "Financial Statements and Supplementary Data" of this document, for information regarding certain other environmental matters.

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

In the United States, the Company has five major warp knit competitors and many other smaller competitors in the Apparel and Home Fashions segments. The Company also competes with some garment manufacturers that have warp knit equipment to manufacture their own fabrics. Some of these companies are divisions of large, well-capitalized companies while others are small manufacturers. There are four major and numerous smaller circular knit competitors in the Apparel segment. In the Automotive segment, the Company has two major domestic competitors and several smaller competitors. Guilford's automotive subsidiary in Europe competes with seven warp knitters in Europe. It also competes with many producers of circular knit and flat woven fabrics. The Company's operations in Mexico compete primarily with four warp knitters in the Apparel segment and one warp knitter in the Automotive segment. One of the Company's competitors produces approximately 50% of the automotive bodycloth fabric sold in the U.S. and therefore may be deemed dominant in this market. None of the Company's other competitors are deemed to be dominant with respect to their markets.

Employees
As of December 2, 2001, the Company employed 4,454 full-time employees worldwide. Approximately 1,134 employees (including 447 in Europe and 505 in Mexico) are represented by collective bargaining agreements.

Item 2.  Properties

Set forth below is a listing of facilities owned and leased by the Company.

------------------------------------- ------------------------------- ---------------------------------- --------------------------
Facility                              Location                        Segment(s)                         Leased/Owned
------------------------------------- ------------------------------- ---------------------------------- --------------------------
Sales Offices, Design Studios         California (2)                  Apparel                            Leased
------------------------------------- ------------------------------- ---------------------------------- --------------------------
                                      Illinois (1)                    Apparel, Other                     Leased
------------------------------------- ------------------------------- ---------------------------------- --------------------------
                                      Michigan (1)                    Automotive                         Leased
------------------------------------- ------------------------------- ---------------------------------- --------------------------
                                      New York (2)                    Apparel, Home Fashions, Other      Leased
------------------------------------- ------------------------------- ---------------------------------- --------------------------
                                      North Carolina (1)              Apparel, Home Fashions, Other      Owned
------------------------------------- ------------------------------- ---------------------------------- --------------------------
                                      Germany (1)                     Automotive                         Leased
------------------------------------- ------------------------------- ---------------------------------- --------------------------
                                      Spain (1)                       Automotive                         Leased
------------------------------------- ------------------------------- ---------------------------------- --------------------------
Manufacturing                         New York (5)                    Apparel, Home Fashions             Owned (1), Leased (4)
------------------------------------- ------------------------------- ---------------------------------- --------------------------
                                      North Carolina (8)              Apparel, Automotive, Home          Owned (6), Leased (2)
                                                                      Fashions, Other
------------------------------------- ------------------------------- ---------------------------------- --------------------------
                                      Pennsylvania (2)                Apparel, Home Fashions, Other      Owned
------------------------------------- ------------------------------- ---------------------------------- --------------------------
                                      Brazil (1)                      Automotive                         Leased
------------------------------------- ------------------------------- ---------------------------------- --------------------------
                                      Mexico (2)                      Apparel, Automotive, Home          Owned
                                                                      Fashions, Other
------------------------------------- ------------------------------- ---------------------------------- --------------------------
                                      Portugal (1)                    Automotive                         Leased
------------------------------------- ------------------------------- ---------------------------------- --------------------------
                                      United Kingdom (3)              Automotive                         Owned
------------------------------------- ------------------------------- ---------------------------------- --------------------------
Outlet Stores                         New York (4)                    Home Fashions                      Leased
------------------------------------- ------------------------------- ---------------------------------- --------------------------
Warehouses                            New York (1)                    Apparel                            Leased
------------------------------------- ------------------------------- ---------------------------------- --------------------------
                                      North Carolina (4)              Apparel, Automotive, Home          Leased
                                                                      Fashions, Other
------------------------------------- ------------------------------- ---------------------------------- --------------------------
                                      Mexico (5)                      Apparel, Automotive, Home          Owned (2), Leased (3)
                                                                      Fashions, Other
------------------------------------- ------------------------------- ---------------------------------- --------------------------
                                      United Kingdom (1)              Automotive                         Leased
------------------------------------- ------------------------------- ---------------------------------- --------------------------

Management believes the facilities and manufacturing equipment are in good condition, well maintained, suitable and adequate for present production, based on the Company's previously announced restructuring actions. Certain facilities are idled and/or vacant as a result of those restructuring actions. Reference is made to Note 4 of the Consolidated Financial Statements under Item 8 "Financial Statements and Supplementary Data" of this document for information regarding the restructuring actions. Some of the Company's manufacturing facilities are utilized by more than one segment. Utilization of the facilities fluctuates from time to time due to the seasonal nature of operations and market conditions. The Company defines full utilization primarily as five day, three shift production. On that basis, the manufacturing facilities are generally utilized approximately 80%. Fibers spinning operates on a continuous seven days per week. Cut-and-sew operations in home fashions run five days, one to two shifts depending on the product.

Item 3. Legal Proceedings

Reference is made to Note 13 of the Consolidated Financial under Item 8 "Financial Statements and Supplementary Data" of this document, for information regarding legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the Company's fourth quarter of fiscal 2001.


                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

The high and low stock market prices are as reported under the ticker symbol "GFD" on the New York Stock Exchange which is the principal market for the Company's common stock. On September 28, 2001 there were 651 stockholders of record.



                                               Fiscal 2001
    --------------------------------------------------------------------------
    Quarter                    High                Low           Dividends
    --------------------------------------------------------------------------
    First                     $2.00               $1.00              $ -
    Second                     2.25                1.45                -
    Third                      2.44                1.51                -
    Fourth                     2.25                0.60                -

    Year                      $2.44               $0.60              $ -


                                               Fiscal 2000
    --------------------------------------------------------------------------
    Quarter                    High                Low           Dividends
    --------------------------------------------------------------------------
    First                     $9 1/8              $5 5/8            $0.11
    Second                     9 3/4               7 1/8             0.11
    Third                      8 1/4               4                 0.11
    Fourth                     5 5/8               1 7/8                -

    Year                      $9 3/4              $1 7/8            $0.33

During the third quarter of fiscal 2000, the Board of Directors suspended the payment of dividends to shareholders. The revolving credit facility and senior notes prohibit the payment of dividends throughout their respective terms.

On January 29, 2001, the New York Stock Exchange began quoting the market prices of the Company's stock in decimal amounts, rather than fractional amounts, as part of a larger program to quote all stock prices in decimal amounts.

On December 21, 2001, the Company announced that the New York Stock Exchange (the "NYSE") informed the Company that the Company was not in compliance with certain NYSE continued listing standards. Specifically, the average closing price of the Company's common stock had fallen below $1.00 per share, and the Company's market capitalization had fallen below $15 million, over a consecutive 30 trading day period.

Pursuant to NYSE rules, the Company intends to submit to the NYSE in January 2002 a business plan designed to demonstrate that the Company's common stock will return to compliance with listing requirements before the NYSE's stated deadlines. The Company's ability to submit an acceptable business plan to the NYSE will be dependent upon the outcome of the Company's current negotiations with its senior lenders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Requirements". If, on May 7, 2002, the Company's common stock does not trade above $1 per share and have a $1 average share price over the preceding 30 trading days, then the Company's common stock will be subject to suspension and delisting. If the NYSE accepts the Company's business plan, then the Company will have up to 18 months (subject to periodic monitoring by the NYSE for compliance with the plan) to meet the minimum market capitalization requirement. Based upon the number of shares of Company common stock currently outstanding, if the Company satisfies the minimum per share price rule, then the Company will have already satisfied the minimum market capitalization requirement. If the NYSE does not accept the Company's business plan, then the Company's common stock will be subject to suspension and delisting. Moreover, notwithstanding the general NYSE rules permitting an issuer to cure a non-compliance with listing standards, the NYSE also maintains the discretion to suspend and delist a security under appropriate circumstances, even if the relevant cure or grace period has not expired. For instance, the NYSE has advised the Company that a security which trades at an abnormally low level, as determined by the NYSE, would be subject to immediate suspension and delisting without regard to the cure periods typically offered to issuers.

If the Company's common stock were delisted from the NYSE, trading of the Company's common stock would thereafter have to be conducted in the over-the-counter market, e.g., either on the OTC Bulletin Board or in "The Pink Sheets."


Item 6.  Selected Financial Data

     (In thousands except per share data)                 2001             2000            1999            1998            1997
                                                          ----             ----            ----            ----            ----
     Results of Operations
     ---------------------
     Net sales                                          $643,519         $814,226        $856,838        $894,534        $894,709
     (Loss) income before extraordinary item           (157,901)         (20,974)          10,230          33,146          43,238
     Net (loss) income                                 (160,757)         (20,974)          10,230          30,206          43,238

     Per Share Data (1)
     ---------------
     Basic:
        (Loss) income before extraordinary item           (8.33)           (1.11)            0.47            1.32            1.92
        Net (loss) income                                 (8.48)           (1.11)            0.47            1.20            1.92

     Diluted:
        (Loss) income before extraordinary item           (8.33)           (1.11)            0.47            1.30            1.78
        Net (loss) income                                 (8.48)           (1.11)            0.47            1.19            1.78

     Cash dividends                                         0.00             0.33            0.44            0.44            0.42

     Balance Sheet Data
     ------------------
     Working capital                                     (145,400)(2)     213,110         127,660         211,278         213,974
     Total assets                                         551,064         724,212         753,431         794,500         729,796
     Long-term debt                                          1,542(2)     262,845         146,137         176,872         134,560
     Stockholders' investment                             141,509         309,772         340,945         385,177         408,896

(1) All share data has been restated to reflect the effect of a three-for-two stock split effected in May 1997 in the form of a 50% stock dividend.
(2) Long-term debt of $239,842 is classified as current liabilities. See Note 9 under Item 8 "Financial Statements and Supplementary Data" of this document for further information regarding classification of the Company's debt.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
Guilford Mills, Inc. produces fabrics for a variety of customers and markets using a broad range of technologies. It is one of the largest warp knitters in the world and a leader in technological advances in textiles. The Company has identified four segments in which it operates: Automotive, Apparel, Home Fashions and Other.

Fabrics produced in the Automotive segment are sold to original equipment manufacturers (OEMs) and their suppliers. These fabrics are then used in the production of seats and headliners of passenger cars, sports utility vehicles, conversion vans and light and heavy trucks. Guilford is one of the three largest producers of bodycloth in the United States and continues to be the dominant headliner fabric manufacturer in the U.S. and Europe. Guilford also has automotive fabric operations in Mexico and Brazil.

The Apparel segment fabrics have historically been used predominantly in women's intimate apparel, ready-to-wear and swimwear garments. Other end uses included team sportswear and linings. Guilford used a wide variety of technologies to produce these fabrics, including circular knit, tricot, lace, spun warp and weft insertion, and was one of the premier producers of spandex-containing fabrics for the apparel market. Since the fourth quarter of fiscal 2000, the Company has effected the strategic realignment of its apparel operations resulting in the closing of facilities and the exit of domestic dyeing and finishing. The sector participation and volumes will dramatically decrease in fiscal 2002.

The Home Fashions segment produces window curtains, knit and/or lace comforters, sheets, shower curtains, pillowcases and bedskirts sold directly to department stores, discount retailers and catalog houses. Guilford has relationships with some of America's largest retailers, and sells products under its own house brand names as well as through licensed brand agreements. This segment also produces upholstery fabrics for use in office and residential furniture, mattress ticking and window treatment applications.

The remainder of Guilford's fabrics are sold for use in a broad range of industrial/specialty products, including geotextiles, medical and filtration applications and are included in the Other segment. The Company's fibers operations are also included in this segment. Guilford's extensive research and development capabilities, which includes some 40 patents, are the driving force in this highly technical segment.

Guilford's business has undergone significant changes over the last decade and especially in the last four years. Guilford had for many years been known primarily as a producer of fabrics for apparel applications. While Guilford had diversified into automotive fabrics in the 1970's, sales of apparel fabrics remained dominant through most of the 1990's. From fiscal 1991 to 1997, the Company's sales rose nearly 70%. The Company's performance mirrored that of the entire industry. U.S. textile mill shipments peaked at a record $83.9 billion in 1997.

The Company's 1998 fiscal year, however, witnessed a year over year decline in apparel sales. The principal cause of the decline, the Asian financial crisis, proved to have devastating consequences on both the Company and the entire textile industry. In 1997 and 1998, the currencies of most of the major Asian textile exporting countries collapsed. The severe devaluation resulted in an influx of low priced Asian yarns, fabrics and garments into the U.S. While the initial impacts were on commodity products, by the Company's fiscal 2000, imports had increased a staggering 61% in four years and Guilford's apparel sales were decreasing in each of its sectors. Earnings of domestic textile companies were directly affected and calendar year 2000 marked the first annual loss for the industry in more than 50 years.

Given the difficult business conditions, the Company announced in July 2000 a strategic realignment of its apparel operations designed to improve the Company's cost structure and increase profitability. As conditions worsened, the Company expanded and accelerated its apparel realignment plan in fiscal 2001. By the end of fiscal 2001, the Company had closed or committed to close all of its domestic apparel dyeing and finishing facilities. The Company will continue to participate in the apparel segment, on a smaller scale, by producing out of its two facilities in Mexico.

The closing of the Company's apparel plants also resulted in the exit of certain Home Fashions fabrics sales. The Company will continue to allocate its resources to its Automotive and Industrial (Other) businesses. These businesses, because of their highly technical specifications, research and development requirements and critical logistics, are believed to be far less susceptible to competition from foreign imports.

Goods are manufactured in the United States, the United Kingdom, Portugal, Mexico and Brazil. Historically, approximately 80% of the Company's net sales originated from the United States. Guilford's foreign operations are subject to fluctuations in foreign exchange rates that affect the Company's operating results and financial position due to translation gains and losses recognized in converting such activity to local currency and to U.S. dollars. Effective January 1, 1999, the Mexican economy was no longer considered "highly inflationary" for financial reporting purposes and the functional currency for translating the balance sheet and the results of operations of the Company's Mexican operation, Grupo Ambar S.A. de C.V. ("Grupo Ambar"), returned to the Mexican peso from the U.S. dollar.

RESULTS OF OPERATIONS
2001 Compared to 2000 - Consolidated sales for fiscal 2001 were $643.5 million, a decrease of 21.0% from fiscal 2000's $814.2 million. Sales declined in all business segments, with the Apparel segment accounting for the largest amount of the decrease.

The Automotive segment accounted for 51.8% of consolidated net sales in fiscal 2001, an increase from 46.7% in fiscal 2000. Sales were $333.5 million in fiscal 2001 and decreased 12.4% from $380.6 million in fiscal 2000. This primarily resulted from the decrease in the U.S. car build in fiscal 2001 to 15.6 million units compared to car build in fiscal 2000 of a record 17.4 million units. Although Guilford increased its U.S. market share of the headliner business and continued to penetrate the New Domestics OEMs bodycloth market, the significantly lower car build resulted in decreased U.S. automotive segment sales compared to fiscal 2000. Sales by the Company's U.K. automotive group fell 22.3% compared to fiscal 2000 due to the loss of market share of one of the Company's major customers and lower build levels of another major customer. Automotive fabric sales in Mexico increased by more than 11% due to the strength of the car build during the first half of fiscal 2001. Sales in Brazil more than doubled in fiscal 2001 but comprised only 2% of Guilford's Automotive segment sales.

Apparel segment sales decreased 36.1% to $187.0 million in fiscal 2001 from $292.5 million in fiscal 2000 and accounted for 29.1% of consolidated net sales. Sales declined in all major product lines, as U.S. apparel manufacturers were significantly impacted by the slowing economy, worldwide apparel overcapacity and low-priced imports. Intimate apparel fabric sales were impacted by the decline of mass-market programs by a major customer and vertical customers opting to utilize their own manufacturing facilities. Swimwear fabric sales were also impacted when one of the Company's largest swimwear customers filed for bankruptcy protection. Fierce price competition from foreign suppliers caused most of the decline in ready-to-wear fabric sales.

The Home Fashions segment accounted for 12.3% of consolidated net sales in fiscal 2001 and sales decreased 17.0% from fiscal 2000. Sales for fiscal 2001 were $79.3 million versus $95.5 million in fiscal 2000. This segment was particularly impacted by weakness in retail sales, especially during the second half of the fiscal year. The majority of the decline was in the fabrics area, especially mattress ticking, as many of the Company's customers struggled financially. Direct-to-retail product sales declined by 6.6%, as department stores and discounters alike saw their sales impacted by the weakened economy.

Sales in the Other segment fell 4.2% to $43.7 million in fiscal 2001 from $45.6 million in fiscal 2000. The Other segment represented 6.8% of consolidated net sales in fiscal 2001. Growing sales of the Company's industrial fabrics used in reverse osmosis filtration, as well as increases in fibers sales, have been more than offset by declines in hook and loop closure sales, which have been negatively impacted by the slowing economy.

Gross margin decreased by $74.6 million to $30.8 million or 4.8% of net sales in fiscal 2001, from $105.4 million, or 12.9% of net sales in fiscal 2000. The single most significant impact to gross margin was the sales volume decline and corresponding capacity underutilization in all segments which caused nearly $60 million of the margin decrease. Gross margin was also negatively impacted by the apparel strategic realignment related actions which resulted in an aggregate $28.0 million of expenses in fiscal 2001 - plant closing/run-out inefficiencies of $3.4 million, start-up of the Company's new facility in Altamira, Mexico of $15.6 million and exited product line inventory write-downs of $9.0 million. The Company was forced to lower its sales prices in the Apparel, Home Fashions and Fibers businesses as a result of fierce foreign and domestic competition, customer financial difficulties and a slowing economy. Currency devaluation in Brazil offset margin improvements from increased sales volume in Brazil. Manufacturing inefficiencies in the UK automotive operations were more than offset by improvements in the U.S. operating facilities. The Company has reduced fixed manufacturing overhead costs by exiting underutilized capacity throughout fiscal 2001, the fiscal year impact of which was approximately $35 million.

Selling and administrative expenses decreased 15.4% to $82.3 million, or 12.8% of sales, in fiscal 2001 from $97.2 million, or 11.9% of sales, in fiscal 2000. The decrease from fiscal 2000 was due primarily to headcount reductions in apparel and at corporate. The Company reduced the number of selling and administrative employees by more than 100 during fiscal 2001. The Company also continued to reduce discretionary expenses such as advertising and travel.

In conjunction with Guilford's strategic realignment of its apparel operations, the Company has closed 4.5 domestic facilities, relocated certain equipment and severed approximately 1,725 associates. The Company has closed two knitting and dyeing and finishing plants in Greensboro, NC and two knitting, dyeing and finishing plants in Cobleskill, NY. The Company has also downsized its operations in Pine Grove, PA. With these actions, Guilford has substantially ceased apparel and home fashions warp knit fabric production in the U.S. and has exited stretch knit intimate apparel and swimwear fabrics and lace, home fashions lace fabrics, certain apparel ready-to-wear products and certain home fashion and other fabric products. The Company has transferred production of its circular knit fabrics from facilities in the U.S. to Altamira, Mexico where it expects to serve the women's ready-to-wear sector. The Pine Grove facility will continue to produce industrial fabrics. Guilford's facility in Mexico City, which produces many of the same apparel and home fashions fabrics as previously produced in Pine Grove, has capacity to service existing customers which cut and sew in Mexico. Team sportswear and linings fabrics will be produced in Mexico City. The Company has recorded restructuring and impaired asset charges of $71.4 million in fiscal 2001 and $28.6 million in fiscal 2000 to affect this strategic realignment.

The Company's operating loss increased to $122.8 million in fiscal 2001 from $20.4 million in fiscal 2000. The decline of $102.4 million consisted of the gross margin decrease of $74.6 million and incremental restructuring charges of $42.7 million offset by selling and administrative expense decreases of $14.9 million. Operating income in the Automotive segment declined to $12.4 million in fiscal 2001 from $24.8 million in fiscal 2000 as a result of sales decreases in both the U.S. and the U.K. The Apparel segment experienced a significant increase in operating loss, to $92.3 million in the current year from $39.8 in the previous year. The majority of this decline was the result of the Company's restructuring actions, as well as decreased sales and soft pricing. Operating loss in the Home Fashions segment rose to a loss of $31.4 million, compared with a fiscal 2000 loss of $1.8 million. This decline was due to the lower fabric sales volume, weak pricing, and the effect of a restructuring action announced in September 2001. The Other segment's operating loss was 11.5 million, compared to $3.6 million in the previous year, as a result of lower hook and loop closure sales and weak internal demand and soft pricing for fiber.

Interest expense increased $6.4 million to $25.3 million in fiscal 2001 million from $18.9 million in fiscal 2000, as the Company was required to pay significantly higher interest rates on its amended debt. The average short-term interest rate was approximately 9% in fiscal 2001 and 8% in fiscal 2000. In addition, the average debt outstanding increased to $283.3 million in fiscal 2001 from $265.5 million in fiscal 2000.

Other expense was $0.9 million in fiscal 2001 compared to other income of $6.3 million in fiscal 2000. Fiscal 2001 included $2.8 million in equity investee losses, partially offset by a $1.2 million gain from shares returned to the Company related to a 1996 acquisition of a business and $0.7 million of insurance proceeds. Fiscal 2000 other income consisted primarily of $7.1 million in gains which occurred when two insurance mutuals, of which the Company was a member as a policyholder, underwent demutualizations and converted to stock enterprises, and $2.9 million in gains on foreign currency hedging, partially offset by a $3.7 million loss from an equity investee.

The effective income tax rate for fiscal 2001 was 1.6% versus 36.4% for fiscal 2000. This reduction in the effective rate relates primarily to valuation allowances recorded during fiscal 2001. These valuation allowances were necessary because the Company has net operating loss and tax credit carryforwards that, due to restructuring actions taken during the current year and other factors, could expire unused. Management's assessment is that the character and nature of future taxable income may not allow the Company to realize certain tax benefits of net operating losses and tax credits within the prescribed carryforward period.

Loss before the extraordinary item in fiscal 2001 was $157.9 million or 24.5% of sales. Loss per share before extraordinary item was $8.33 per basic and diluted share, compared to fiscal 2000's net loss of $21.0 million or 2.6% of sales and $1.11 per basic and diluted share. Net loss after the extraordinary charge was $160.8 million or 25.0% of net sales. Basic and diluted loss per share was $8.48 in fiscal 2001 compared to basic and diluted loss per share of $1.11 in fiscal 2000. Average shares outstanding remained essentially unchanged from fiscal 2000 to fiscal 2001.

2000 Compared to 1999 - Consolidated sales for fiscal 2000 were $814.2 million, a decrease of 5.0% from fiscal 1999's $856.8 million. Increased sales in the Automotive segment were more than offset by sales declines in the other three segments, particularly in the Apparel segment.

Automotive segment sales were $380.6 million, or 46.8% of consolidated net sales, in fiscal 2000 compared to $361.3 million in fiscal 1999, an increase of 5.3%. This resulted primarily from an increase in the U.S. car build in fiscal 2000 to 17.4 million units compared to car build in fiscal 1999 of 16.9 million units. Additionally, further penetration into the New Domestics OEMs allowed Guilford to gain bodycloth market share in the overall U.S. vehicle market. Internationally, a decrease in sales in the U.K. operations was offset by increases in Mexico and Brazil. In the U.K., lower build levels and loss of market share of a major customer, along with the strength of the British pound sterling compared to the Euro, caused the majority of the decrease. The sales increase in Mexico was the result of the return of a major customer, combined with increased sales to existing customers. Sales in Brazil, while small, grew by nearly 64% over fiscal 1999 due to an increase in the Brazilian car build and additional market penetration by Guilford.

Apparel segment sales were $292.5 million, or 35.9% of consolidated net sales, in fiscal 2000 compared to $336.5 million in fiscal 1999, a decrease of 13.1%. The entire U.S. apparel industry has been negatively affected by lower-priced fabrics and garments from overseas. While each of the intimate apparel, ready-to-wear, swimwear and other apparel sectors had year over year declines, the largest decreases were in the warp knit ready-to-wear, linings, robewear/sleepwear and solid swimwear product lines. In addition, the Company's sales in this segment have been impacted by financial difficulties experienced by some key customers and a weak lace market. Sales of the Company's Lycra(R)-containing fabrics, used in shapewear, circular knit ready-to-wear and printed swimwear, increased over fiscal 1999.

The Home Fashions segment sales were $95.5 million, or 11.7% of consolidated net sales, in fiscal 2000 compared to $111.5 million in fiscal 1999, a decrease of 14.3%. Decreased sales of home fashions fabrics, especially mattress ticking, caused the majority of the decline. Increased sales in direct-to-retail window curtains and bedding were more than offset by the discontinuation of the Company's circular knit sheeting business. The segment also has been impacted by the financial instability of several large retailers.

Sales in the Other segment were $45.6 million, or 5.6% of consolidated net sales, in fiscal 2000 compared to $47.5 million in fiscal 1999, a decrease of 4.0%. The continued decline in the Company's sales of hook and loop closure fabrics, caused mostly by lower sales to a large customer, was partially offset by sales increases in fibers and other fabrics, particularly in Mexico.

Gross margin decreased to $105.4 million or 12.9% of net sales in fiscal 2000 from $134.5 million or 15.7% of net sales in fiscal 1999. The largest decrease came in the Apparel segment, where the most significant impact to margin was the volume decline. Related decreased production caused under-utilization of equipment. The lower volume caused a decline in gross margin of $15.4 million in Apparel. The Company reduced fixed costs in several of its facilities to partially offset the impact of these volume declines. Additionally, the Company has reduced prices of certain products in order to compete with lower-priced imports. In the Automotive segment, gross margin was negatively impacted by higher prices charged by outside processors which were necessary to meet unexpected demand in the U.S. The high demand also caused inefficiencies associated with running consecutive 7-day per week operations. Excess costs and expenses totaled $8.5 million and more than offset incremental gross margin of $5.7 million from volume increases. Gross margin in the U.K.'s automotive business declined $1.4 million due to lower volume and equipment utilization. The strength of the sterling negatively impacted gross margin by $2.9 million. Gross margins in the automotive business for both Mexico and Brazil improved in fiscal 2000 compared to fiscal 1999 due to higher sales and strong consumer demand. Gross margin in the Home Fashions segment improved in fiscal 2000 compared to fiscal 1999, largely due to the fiscal 1999 decision to exit the low-margin sheeting business and focus on higher margin opportunities in window curtains and satin bedding. Gross margin in the Other segment decreased due to lower demand for hook and loop fabric ($2.3 million), lower prices for fibers, and most significantly, under-utilization of fiber spinning and warping capacity. The fibers operations' gross margin declined by $3.4 million in fiscal 2000.

Selling and administrative expenses of $97.2 million, or 11.9% of sales, in fiscal 2000 decreased 5.5% from $102.9 million, or 12.0% of sales, in fiscal 1999. The decrease was due to a Company-wide effort to reduce discretionary expenses such as travel, advertising and professional fees totaling $2.7 million. In addition, fiscal 1999 included a $3.1 million non-recurring bad debt expense.

During the fourth quarter of fiscal 2000, Guilford committed to a comprehensive restructuring plan intended to reduce capacity and improve the profitability of its apparel operations. The plan included discontinuing the knitting, dyeing and finishing operations at the Company's Fishman and Greenberg facilities, in Greensboro, NC. A portion of the Greenberg operations have been transitioned to the Company's new facility in Altamira, Mexico, while other production would be transferred to Guilford facilities in the U.S. As a result of this plan, the Company recorded a restructuring charge of $28.6 million in the fourth quarter of fiscal 2000. The net after-tax effect of this charge was $0.95 per share in fiscal 2000. This charge was comprised of $17.3 million in equipment impairment charges (impairment was determined by comparing the net book value of the assets against the fair market value); $9.1 million in accrued severance costs payable to the approximately 950 affected employees; $1.6 million in equipment relocation and other costs; and $0.6 million for supplies obsolescence and other costs. The Company expected to recognize additional period costs of $13.0 million during fiscal 2001 related to these actions.

The Company had an operating loss of $20.4 million in fiscal 2000 compared to an operating profit of $32.1 million in fiscal 1999. Operating income for the Automotive segment declined $5.2 million to $24.8 million in fiscal 2000. This decrease was due to the volume decline in the U.K. and manufacturing inefficiencies in the U.S. The Apparel segment experienced the largest decline in operating income, a decrease of $45.6 million, to an operating loss of $39.8 million. This decline was due primarily to the restructuring plan, and also to lower sales, soft pricing and excess capacity as a result of increased foreign competition. The Home Fashions segment's operating loss improved by $4.5 million, to a loss of $1.8 million, mainly due to the elimination of the low margin circular knit sheeting business. Finally, the segment identified as Other experienced an operating income decrease of $6.4 million to a loss of $3.6 million, as a result of lower fabric sales, weak internal fiber demand and lower pricing.

Interest expense increased $2.3 million to $18.9 million from $16.6 million in fiscal 1999, primarily as a result of increased borrowings to finance operations. The average short-term interest rate was approximately 8% in fiscal 2000 and 6% in fiscal 1999.

Other income was $6.3 million in fiscal 2000 compared to other expense of $3.4 million in fiscal 1999. Fiscal 2000 other income consisted primarily of $7.1 million in gains which occurred when two insurance mutuals, of which the Company was a member as a policyholder, underwent demutualizations and converted to stock enterprises, and $2.9 million in gains on foreign currency hedging, partially offset by a $3.7 million loss from an equity investee. Fiscal 1999 other expense was comprised of losses from equity investees of $1.8 million, investment write-offs of $0.7 million, and various other expenses of $0.9 million.

The effective tax rate for fiscal 2000 was 36.4% and resulted in an income tax benefit of $12.0 million. This compared to an effective income tax rate of 15.8% for fiscal 1999. The lower rate in 1999 was the result of a one-time net benefit of $3.7 million derived from a dividend paid by Guilford's U.K. subsidiaries to the parent under the Advance Corporation Tax (ACT) rules and the U.S.-U.K. Income Tax Treaty.

Net loss in fiscal 2000 was $21.0 million or 2.6% of net sales, compared to fiscal 1999's net income of $10.2 million or 1.2% of sales. Basic and diluted loss per share were $1.11 in fiscal 2000 compared to basic and diluted earnings per share of $0.47 in fiscal 1999. Average shares outstanding decreased in fiscal 2000 from fiscal 1999 due to the full year impact of the Company's 1999 repurchases of nearly 1.0 million shares of the Company's common stock in the open market and nearly 3.1 million shares from a beneficial owner in a private transaction.


Liquidity and Capital Requirements
The textile industry has continued to experience tightened lending practices from traditional financial institutions due principally to precipitous earnings declines and uncertainty within the industry. The industry has likewise been generally unable to obtain additional capital from appropriate financial markets. The absence of a long term commitment by Guilford's domestic lenders has exacerbated the Company's poor performance due to increased concerns by both trade credit and customer constituencies.

On May 26, 2000, the Company entered into a $130 million revolving credit facility replacing a $150 million revolving credit facility. The 3-year revolving credit facility is secured by substantially all of the Company's assets. Concurrent with the new revolving credit facility, the Company's Senior Notes due 2008 became ratably secured with the bank facility. Since obtaining these debt agreements, the Company has executed 9 amendments/waivers, principally required due to payment deferrals and non-compliance with financial covenants. Such non-compliance was substantially caused by the precipitous decline in apparel segment sales and operating results and the Company's corresponding operational restructuring actions. The successive amendments contained higher effective interest rates, more restrictive covenants and mandatory prepayments which were subsequently deferred.

Faced with limited liquidity, significant debt levels, high interest rates, and shrinking revenues and margins, Guilford has exited many of its cash-consuming apparel operations. In addition, the Company continues to manage working capital and capital spending closely. The Company expects to retire a portion of its debt through the sale of idle and non-core assets. The Company is currently actively marketing numerous facilities and is positioning to divest itself of additional assets.

On September 30, 2001 (and for the second and third quarters of fiscal 2001), the Company was not in compliance with certain terms of its senior loan agreements. The Company received waivers of such non-compliance from its lenders. Since October 2001, the Company has continued to receive waivers while negotiating with its senior lenders toward a mutually satisfactory restructuring of the Company's indebtedness owed to such lenders. The Company remains in active negotiations with its lenders over the terms of such a restructuring and is hopeful that a restructuring can be reached. There can be no assurances, however, that a satisfactory debt restructuring will be consummated. In addition, if the Company's lender negotiations are not successfully concluded or the current waiver is not extended beyond its expiration date of January 18, 2002, then the Company would be in default under its senior loan agreements. As a result, borrowings outstanding under domestic debt agreements have been classified as current liabilities in the Company's consolidated balance sheet as of September 30, 2001.

The occurrence of an event of default under the Company's senior loan agreements entitles the lenders to exercise certain rights, including the right to declare all amounts outstanding immediately due and payable, and the right to liquidate the collateral securing such loans. The Company's senior debt is secured by substantially all of the Company's domestic assets as well as by 65% of the stock the Company holds in its foreign subsidiaries. If the lenders were to exercise the above-described rights upon the occurrence of an event of default, then the Company would be forced to seek protection from its creditors under the bankruptcy laws, as the Company lacks sufficient liquidity to repay the outstanding amounts owed to the lenders and the Company does not expect to be able to obtain satisfactory alternate financing arrangements on a timely basis.

Cash provided by operations decreased to $11.4 million in fiscal 2001 compared to $51.6 million in fiscal 2000. The decrease resulted primarily from increased net operating losses and a reduction in accrued liabilities, partially offset by significantly lower accounts receivable and inventories.

Working capital was negative $145.4 million at the end of fiscal 2001, compared to positive $213.1 million in the prior year. The decrease in working capital was primarily the result of $239.8 million of long term debt that was required to be classified as current, as described above. The decrease in working capital was also the result of decreases in the Company's cash and cash equivalents of $14.1 million, accounts receivable of $44.8 million, and inventories of $36.6 million. The decrease in accounts receivable was the result of the overall decrease in sales, while inventory declines were also partially a result of the Company's restructuring actions and its continued focus on cash preservation.

Cash used by investing activities decreased to $43.7 million in fiscal 2001 from $58.0 million in the prior year. The decrease was substantially related to lower capital expenditures, as fiscal 2000 included a larger portion of the expenditures related to the Company's apparel transition to Mexico. Capital expenditures were $53.2 million in fiscal 2001 compared to $66.2 million in fiscal 2000. Fiscal 2001 capital expenditures included $14.2 million for the transition to Mexico and $15.8 million for other restructuring related expenditures. The Company generally maintains its average capital expenditures near the average depreciation expense; however, capital expenditure levels for fiscal 2002 are expected to be significantly below depreciation expense as the Company has completed much of its operational restructuring.

Cash provided by financing activities was $18.4 million in fiscal 2001, compared to $8.3 million in fiscal 2000. The lower fiscal 2000 amount included a cash outflow of $6.3 million for dividend payments to shareholders. During the third quarter of fiscal 2000, the Board of Directors suspended the payment of dividends to shareholders. The revolving credit facility and senior notes prohibit the payment of dividends throughout their respective terms.

At the end of fiscal 2001, cash and cash equivalents totaled $9.8 million. Availability under the Company's line of credit fluctuated from a maximum of $28.0 million to a minimum of $0 during fiscal 2001. There was no borrowing availability under the Company's factored receivables at September 30, 2001. As of September 30, 2001, the Company had availability under its revolving line of credit of $9.3 million. During the first quarter of fiscal 2002, availability under the Company's revolving line of credit ranged from a maximum of $16.9 million to a minimum of $0.

As part of the original 1996 purchase agreement between Guilford Mills and the former owner of Hofmann Laces, the Company agreed to pay additional consideration based upon the Company's price-earnings' multiple and Hofmann Laces' performance through the end of calendar year 2000. The purchase agreement was amended in fiscal year 1998 to fix the amount of the additional payment. A $17.0 million payment of the acquisition price was made during fiscal 1998 with the final cash payment of $17.3 million, including interest, being made during fiscal 1999.

Raw material prices were stable overall in fiscal 2001 and had an insignificant impact on Guilford's liquidity.

Inflation
The Company believes that the relatively moderate inflation rate of the past decade has not significantly impacted its operations.

Contingencies
The Company is involved in various litigation and environmental matters arising in the ordinary course of business. These are discussed in Note 13 to the consolidated statements which are included herein under Item 8 "Financial Statements and Supplementary Data" of this document. Although the final outcome of these legal and environmental matters cannot be determined, based on the facts presently known, it is management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's financial position or future results of operations.

Outlook
The U.S. textile industry has suffered significant declines in sales, production and earnings since 1997 when the Asian financial crisis prompted many of that continent's countries to export low-priced textile and apparel products into the then-robust U.S. marketplace. Combined with the national economic slowdown of the past 6 to 9 months, the environment has become even more competitive, with domestic and foreign apparel manufacturers competing for a share of a shrinking market. This downturn has been magnified by the terrorist attacks of September 11, 2001, which threaten to extend the economic slowdown for months to come.

The events of the last four years have caused margin erosion and declining capacity utilization, especially in Guilford's apparel operations. Consequently, the Company has both accelerated and expanded its strategic realignment of the apparel business, which eliminated domestic dyeing and finishing capacity. These actions, culminating with the announcements during the fourth quarter of fiscal 2001 of one plant closing and a second plant downsizing, are expected to result in significant margin improvement and fixed cost reductions. Central to the Company's apparel strategy are the anticipated successes of a state-of-the-art operation in Altamira, Mexico, which began production in May 2001, and the growth of the Company's Mexico City apparel operation. In management's opinion, textile manufacturers in the Western Hemisphere can be competitive and NAFTA trade opportunities afford Mexican apparel fabric manufacturers such as Guilford logistical advantages over the Far East and Indian subcontinent. Guilford's Apparel and Other fabric sales for fiscal 2002 are expected to decline to approximately $80 million from the record levels of $550 million in fiscal 1997.

The Company's substantially completed Apparel and Other fabrics operational restructuring marks a dramatic turning point in the Company's 56-year history. The Apparel fabrics business, which in 1997 represented more than 60% of Guilford's consolidated sales, is expected to be less than 15% in fiscal 2002. Based on its Apparel fabric business, the Company developed innovative automotive and industrial fabrics. The Company's diversification into these market segments have provided flexibility and a base from which Guilford can re-emerge as a leading fabric producer. Where many of the Company's textile industry peers have been solely reliant on the difficult apparel and home fashions markets, Guilford has not. Automotive and industrial sales are expected to comprise more than 70% of fiscal 2002 sales.

A key component in the continued strong profitability of the Automotive segment will be the number of vehicles built, especially in the U.S. and U.K. As a result of the economic slowdown, analysts project a moderate decline in the car build in the next few months in both countries, but anticipate the build levels to improve as consumer confidence rebounds. As a result of the highly specified, technical requirements of both Automotive and Industrial/Specialty products, management believes these areas to be less susceptible to low-priced imports into the U.S.

The Company's direct-to-retail Home Fashions business, which has also been plagued by low cost imports and a weak retail environment, has and will continue to undergo additional changes. Licensing agreements have continued to cause a shift in product mix towards top-of-bed and have resulted in a more diverse customer base. In addition, with the exit of lace roll good manufacturing in our Cobleskill, NY manufacturing facility the business will be free to source its raw materials worldwide at more competitive prices.

With the Company's apparel operational restructuring substantially completed, Guilford intends to focus on its continuing businesses. The Company's Automotive segment is profitable, well-established, technically superior and is a key supplier to the industry. Guilford has strategically located Mexican facilities, industry relationships and product "know-how" aimed at ultimately increasing the Company's Apparel segment sales. While the Company's manufacturing operations afford it many opportunities, Guilford's ability to implement its business plan is dependent upon the Company effecting a satisfactory debt restructuring as discussed in greater detail in the "Liquidity and Capital Requirements" section above.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk for changes in interest rates and foreign currency exchange rates. Guilford has limited exposure to commodity price risk. The Company does not hold or issue any financial instruments for trading or other speculative purposes.

Interest Rate Risk: The Company's obligations under the bank credit agreement bear interest at floating rates and therefore, the Company is impacted by changes in prevailing interest rates. However, the senior notes bear fixed interest coupons and therefore are not subject to the risk of interest rate fluctuations. A 10% change in market interest rates that affect the Company's financial instruments would impact earnings during fiscal 2002 by approximately $1.1 million before taxes and would change the fair value of the Company's financial instruments by approximately $4.1 million.

Foreign Currency Risk: The Company is subject to foreign currency risk primarily related to sales and expenditures and other transactions denominated in foreign currencies and investments in foreign subsidiaries. The Company manages the exposure related to capital expenditures and other firm commitments denominated in foreign currencies primarily through forward exchange contracts with durations of generally less than 12 months. The Company enters into these contracts in the normal course of business. The changes in market value of such contracts have a high correlation to the price changes in the currency of the related hedged transactions. On September 30, 2001, the Company had the following outstanding foreign currency forward contract:

(1)                                    (2)             (3)            (4)            (5)
Forward Currency Contract              Nominal Amount  Average Rate   Fair Value     Gain (Loss)

(Hedge of Firm Commitments) (In thousands)
------------------------------------------------------------------------------------ -------------
Receive U.S. Dollar/Pay British Pound  $6,151          1.4662         $6,151         $0
-------------------------------------- --------------- -------------- -------------- -------------

(1).     Contract matures within 12 months
(2)      Nominal contract amount as reflected in the underlying contract
(3) Weighted average contract rate represent the rate of exchange, stated in the currency sold, as reflected in the underlying contract
(4) Fair value equals the contract amount presented in U.S. dollar equivalents based upon the year-end exchange rate obtained from brokers or referenced from publicly available market information
(5) Gain(Loss) represents the net unrecognized gain(loss) based upon the year-end exchange rate

Effective in fiscal 2000, the Company adopted a policy to manage the exposure related to sales denominated in foreign currencies through the use of forward exchange contracts. In fiscal 2000, these forward exchange contracts covered approximately 75% of the Company's anticipated sales in the Euro, which represented the majority of the Company's foreign currency sales. The duration of these contracts was less than 12 months and matched the anticipated receivable collections. The Company determined that its anticipated sales in the Euro for fiscal 2001 were naturally hedged by anticipated Euro payables.

Commodity Price Risk: The Company is a purchaser of cotton and generally buys cotton based upon market prices that are established with the vendor as part of the purchase process. Guilford does not use commodity financial instruments to hedge cotton prices due to the high correlation between the cost of cotton and the ultimate selling price of the Company's product.

Item 8. Financial Statements and Supplementary Data


CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
As of September 30, 2001 and October 1, 2000 and for the years ended September 30, 2001, October 1, 2000 and October 3, 1999

                                                                         Page(s)
                                                                         -------

Statement of Management's Responsibility.............................        16

Report of Independent Public Accountants.............................        17

Consolidated Balance Sheets..........................................        18

Consolidated Statements of Operations................................        19

Consolidated Statements of Stockholders' Investment..................        20

Consolidated Statements of Cash Flows................................        21

Notes to the Consolidated Financial Statements.......................  22 to 37

Schedule II - Analysis of Valuation and Qualifying Accounts..........        38

Quarterly Information (Unaudited)....................................        39

                    STATEMENT OF MANAGEMENT'S RESPONSIBILITY
                    ----------------------------------------


The management of Guilford Mills, Inc. has the responsibility for the preparation and integrity of all information contained in the Annual Report. The financial statements, including footnotes, have been prepared in accordance with accounting principles generally accepted in the United States and include amounts that are based on management's best estimates and judgments.

The Company maintains an internal accounting control system designed to provide reasonable assurance of the safeguarding and accountability of Company assets, and to ensure that its financial records provide a reliable basis for the preparation of financial statements and other data. The system includes an appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process and updated as necessary. In addition, the achievement of effective operations is promoted by this system. There are limits inherent in all systems of internal control based on the recognition that the cost of such systems should not exceed the benefits derived and the likelihood of achievement of objectives can be affected by human judgment, failure or circumvention. Management believes the Company's system of internal controls provides an appropriate balance.

The control environment is complemented by an internal auditing program, comprised of internal and external business advisors who independently assess the effectiveness of the internal controls and report findings to management throughout the year. The group delivers increased value by aligning with the business objectives to reduce risk and create cost efficiencies. The Company's financial statements have been audited by independent public accountants who have expressed their opinion with respect to the fairness of the presentation of these statements in conformity with accounting principles generally accepted in the United States. They objectively and independently review the performance of management in carrying out its responsibility for reporting operating results and financial condition. Their opinion is based on procedures which they believe to be sufficient to provide reasonable assurances that the financial statements contain no material errors. Management has made available to the independent public accountants all of the Company's financial records and related data, as well as the minutes of the stockholders' and directors' meetings. Recommendations by both internal and external auditors concerning internal control deficiencies are considered and are implemented with an appropriate urgency by management.

The Audit Committee of the Board of Directors, which is formally chartered, is comprised solely of non-employee directors who meet periodically with the independent auditors, management and the Company's internal auditors to review the work of each and to evaluate the accounting, auditing, internal controls and financial reporting matters. The independent auditors and the Company's internal auditors have free access to the Audit Committee, without the presence of management.


/s/ Kim A. Thompson
-------------------

Kim A. Thompson
Vice President/Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Stockholders and Board of Directors of Guilford Mills, Inc.:

We have audited the accompanying consolidated balance sheets of Guilford Mills, Inc. (a Delaware corporation) and subsidiaries as of September 30, 2001 and October 1, 2000, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended September 30, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guilford Mills, Inc. and subsidiaries as of September 30, 2001 and October 1, 2000 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered substantial losses from operations, its lenders have waived covenant violations only through January 18, 2002 and it is uncertain if they will continue to waive their right to accelerate the due date of the debt or enter into a new long-term debt agreement. These facts raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule titled "Schedule II - Analysis of Valuation and Qualifying Accounts" in Item 8 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                             /s/ ARTHUR ANDERSEN LLP
                             -----------------------

Arthur Andersen LLP
Greensboro, North Carolina,
January 14, 2002.

CONSOLIDATED BALANCE SHEETS
September 30, 2001 and October 1, 2000
(In thousands except share data)

--------------------------------------------------------------------------- --------------- ---------------
                                                                                 2001            2000
--------------------------------------------------------------------------- --------------- ---------------
Assets
Cash and cash equivalents                                                         $  9,809       $  23,874
Accounts receivable, net                                                           103,484         148,270
Inventories                                                                         90,937         127,550
Prepaid income taxes                                                                 5,511           7,680
Other current assets                                                                14,212          15,485
--------------------------------------------------------------------------- --------------- ---------------
     Total current assets                                                          223,953         322,859
Property, net                                                                      267,833         298,687
Other assets                                                                        59,278         102,666
--------------------------------------------------------------------------- --------------- ---------------
     Total assets                                                                $ 551,064       $ 724,212
--------------------------------------------------------------------------- --------------- ---------------

Liabilities
Short-term borrowings                                                            $  33,724       $  10,915
Current maturities of long-term debt                                                21,501             530
Long-term debt classified current                                                  239,842               -
Accounts payable                                                                    45,632          54,400
Other current liabilities                                                           28,654          43,904
--------------------------------------------------------------------------- --------------- ---------------
     Total current liabilities                                                     369,353         109,749
--------------------------------------------------------------------------- --------------- ---------------
Long-term debt                                                                       1,542         262,845
Deferred income taxes                                                                7,668          14,052
Other liabilities                                                                   30,992          27,794
--------------------------------------------------------------------------- --------------- ---------------
     Total long-term liabilities                                                    40,202         304,691
--------------------------------------------------------------------------- --------------- ---------------

Commitments and Contingencies (Notes 13 & 14)

Stockholders' Investment
Preferred stock, $1 par; 1,000,000 shares authorized, none issued                        -               -
Common stock, $.02 par; 65,000,000 shares authorized; 32,750,094 shares issued;
  18,627,076 shares outstanding at September 30, 2001
  and 19,194,295 shares outstanding at October 1, 2000                                 655             655
Capital in excess of par                                                           119,984         120,371
Retained earnings                                                                  175,748         336,505
Accumulated other comprehensive loss                                              (24,548)        (17,164)
Unamortized stock compensation                                                       (805)         (2,084)
Treasury stock, at cost (14,123,018 shares at September 30, 2001 and
  13,555,799 shares at October 1, 2000)                                          (129,525)       (128,511)
--------------------------------------------------------------------------- --------------- ---------------
     Total stockholders' investment                                                141,509         309,772
--------------------------------------------------------------------------- --------------- ---------------
     Total liabilities and stockholders' investment                              $ 551,064       $ 724,212
--------------------------------------------------------------------------- --------------- ---------------


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years ended September 30, 2001, October 1, 2000 and October 3, 1999 (In thousands except per share data)

        -------------------------------------------------------------- ---------------- ---------------- ---------------
                                                                             2001            2000             1999
                                                                          (52 weeks)      (52 weeks)       (53 weeks)
        -------------------------------------------------------------- ---------------- ---------------- ---------------
        Net Sales                                                           $ 643,519        $ 814,226        $ 856,838


        -------------------------------------------------------------- ---------------- ---------------- ---------------

        Costs and Expenses:
                 Cost of goods sold                                           612,707          708,813          722,290
                 Selling and administrative                                    82,274           97,192          102,871
                 Restructuring and impaired asset charges                      71,375           28,643             (470)
        -------------------------------------------------------------- ---------------- ---------------- ---------------
                                                                              766,356          834,648          824,691
        -------------------------------------------------------------- ---------------- ---------------- ---------------
        Operating (Loss) Income                                              (122,837)         (20,422)          32,147
        -------------------------------------------------------------- ---------------- ---------------- ---------------
        Other Expense:
                      Interest expense                                         25,292           18,882           16,598
                      Impaired investments                                     11,451                -                -
                      Other expense (income), net                                 911           (6,322)           3,394
        -------------------------------------------------------------- ---------------- ---------------- ---------------
                                                                               37,654           12,560           19,992
        -------------------------------------------------------------- ---------------- ---------------- ---------------
        (Loss) Income Before Income Tax (Benefit)
           Provision and Extraordinary Item                                  (160,491)         (32,982)          12,155
        Income Tax (Benefit) Provision                                         (2,590)         (12,008)           1,925
        -------------------------------------------------------------- ---------------- ---------------- ---------------
        (Loss) Income Before Extraordinary Item                              (157,901)         (20,974)          10,230
        Extraordinary Item, Net of Tax (Note 9)                                (2,856)               -                -
        -------------------------------------------------------------- ---------------- ---------------- ---------------
        Net (Loss) Income                                              $     (160,757)    $    (20,974)    $     10,230
        -------------------------------------------------------------- ---------------- ---------------- ---------------

        (Loss) Income Per Share Before Extraordinary Item:
                 Basic                                                 $        (8.33)    $     (1.11)     $      0.47
                 Diluted                                                       (8.33)           (1.11)            0.47
        -------------------------------------------------------------- ---------------- ---------------- ---------------

        Net (Loss) Income Per Share:
                 Basic                                                 $        (8.48)    $     (1.11)     $      0.47
                 Diluted                                                       (8.48)           (1.11)            0.47
        -------------------------------------------------------------- ---------------- ---------------- ---------------


The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
For the Years Ended September 30, 2001, October 1, 2000 and October 3, 1999

(In thousands, except per share data)

------------------------------------------------------------------------------------------------------------------------

                                                    Current Year          Common Stock        Capital in
                                                   Comprehensive       ------------------     Excess of      Retained
                                                   Income (Loss)       Shares    $ Amount        Par         Earnings
------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 27, 1998                                             32,750     $ 655      $ 119,648     $ 363,606
   Comprehensive income:
      Net income                                          $ 10,230                                             10,230
      Other comprehensive income, net of tax:
      Foreign currency translation loss                     (4,036)
      Pension equity adjustment                               (666)
                                                  -----------------
          Total comprehensive income                       $ 5,528
                                                  -----------------
   Vesting of shares under the restricted stock
     plan, less return of shares to treasury stock
     to satisfy recipients' individual tax obligations
   Compensation under restricted stock plan
   Stock option exercises                                                                            53
   Other transactions, including return of treasury
     stock received as payment for options exercised                                                 61
   Purchases of treasury stock
   U.S. income tax benefit from stock options and
     restricted stock                                                                               770
   Cash dividends ($.44 per share)                                                                            (10,024)
------------------------------------------------------------------------------------------------------------------------
BALANCE, OCTOBER 3, 1999                                                32,750       655        120,532       363,812
   Comprehensive income:
      Net Loss                                           $ (20,974)                                           (20,974)
      Other comprehensive loss, net of tax:
      Foreign currency translation loss                     (5,274)
      Pension equity adjustment                                389
                                                  -----------------
          Total comprehensive loss                       $ (25,859)
                                                  -----------------
   Vesting of shares under the restricted stock
     plan, less return of shares to treasury stock
     to satisfy recipients' individual tax obligations
   Compensation under restricted stock plan
   U.S. income tax expense from restricted stock                                                   (161)
   Cash dividends ($.33 per share)                                                                             (6,333)
------------------------------------------------------------------------------------------------------------------------
BALANCE, OCTOBER 1, 2000                                                32,750       655        120,371       336,505
   Comprehensive income:
      Net Loss                                          $ (160,757)                                          (160,757)
      Other comprehensive loss, net of tax:
      Foreign currency translation loss                     (2,251)
      Pension equity adjustment                             (5,133)
                                                  -----------------
          Total comprehensive loss                      $ (168,141)
                                                  -----------------
   Vesting of shares under the restricted stock
     plan, less return of shares to treasury stock
     to satisfy recipients' individual tax obligations
   Compensation under restricted stock plan
   Cancellation of grants of shares under the
     restricted stock plan                                                                          (35)
   U.S. income tax expense from restricted stock                                                   (123)
   Return of shares by former owner
     of Hofmann Laces
   Issuance of treasury stock to retiring members of
     the Board of Directors under phantom stock plan                                               (229)
------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2001                                             32,750     $ 655      $ 119,984     $ 175,748
------------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

** TABLE CONTINUED ....**

For the Years Ended September 30, 2001, October 1, 2000 and October 3, 1999

(In thousands, except per share data)

----------------------------------------------------------------------------------------------------------------------------
                                                              Accumulated
                                                                 Other        Unamortized     Treasury Stock
                                                             Comprehensive       Stock       -----------------      Total
                                                                 Loss         Compensation   Shares    $ Amount     Equity
----------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 27, 1998                                     $ (7,577)      $ (4,759)     9,524    $ (86,396)  $ 385,177
   Comprehensive income:
      Net income                                                                                                     10,230
      Other comprehensive income, net of tax:
      Foreign currency translation loss                           (4,036)                                            (4,036)
      Pension equity adjustment                                     (666)                                              (666)

          Total comprehensive income

   Vesting of shares under the restricted stock
     plan, less return of shares to treasury stock
     to satisfy recipients' individual tax obligations                                           6          (94)        (94)
   Compensation under restricted stock plan                                       1,449                               1,449
   Stock option exercises                                                                      (13)         121         174
   Other transactions, including return of treasury
     stock received as payment for options exercised                                             1          (52)          9
   Purchases of treasury stock                                                               4,033      (42,044)    (42,044)
   U.S. income tax benefit from stock options and
     restricted stock                                                                                                   770
   Cash dividends ($.44 per share)                                                                                  (10,024)
----------------------------------------------------------------------------------------------------------------------------
BALANCE, OCTOBER 3, 1999                                         (12,279)        (3,310)    13,551     (128,465)    340,945
   Comprehensive income:
      Net Loss                                                                                                      (20,974)
      Other comprehensive loss, net of tax:
      Foreign currency translation loss                           (5,274)                                            (5,274)
      Pension equity adjustment                                      389                                                389

          Total comprehensive loss

   Vesting of shares under the restricted stock
     plan, less return of shares to treasury stock
     to satisfy recipients' individual tax obligations                                           5          (46)        (46)
   Compensation under restricted stock plan                                       1,226                               1,226
   U.S. income tax expense from restricted stock                                                                       (161)
   Cash dividends ($.33 per share)                                                                                   (6,333)
----------------------------------------------------------------------------------------------------------------------------
BALANCE, OCTOBER 1, 2000                                         (17,164)        (2,084)    13,556     (128,511)    309,772
   Comprehensive income:
      Net Loss                                                                                                     (160,757)
      Other comprehensive loss, net of tax:
      Foreign currency translation loss                           (2,251)                                            (2,251)
      Pension equity adjustment                                   (5,133)                                            (5,133)

          Total comprehensive loss

   Vesting of shares under the restricted stock
     plan, less return of shares to treasury stock
     to satisfy recipients' individual tax obligations                                          11          (25)        (25)
   Compensation under restricted stock plan                                       1,136                               1,136
   Cancellation of grants of shares under the
     restricted stock plan                                                          143         20         (108)          0
   U.S. income tax expense from restricted stock                                                                       (123)
   Return of shares by former owner
     of Hofmann Laces                                                                          573       (1,232)     (1,232)
   Issuance of treasury stock to retiring members of
     the Board of Directors under phantom stock plan                                           (37)         351         122
----------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2001                                    $ (24,548)        $ (805)    14,123   $ (129,525)  $ 141,509
----------------------------------------------------------------------------------------------------------------------------


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                      20-A

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2001, October 1, 2000, and October 3, 1999 (In thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          2001              2000            1999
                                                                                       (52 WEEKS)        (52 weeks)      (53 weeks)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                                                  $ (160,757)       $ (20,974)       $ 10,230
    Non-cash items included in net (loss) income:
       Depreciation and amortization                                                       56,636           64,692          64,633
       Unexpended restructuring costs                                                      57,947           26,538            (470)
       Gain on forward contracts                                                                -           (2,856)              -
       Gain on sale of investments                                                              -           (7,131)              -
       Gain on return of shares                                                            (1,232)               -               -
       Extraordinary loss on debt extinguishment                                            4,725                -               -
       Gain on disposition of property                                                     (2,144)             (70)         (2,239)
       Loss on equity method investments                                                   14,286            3,730           1,835
       Provision for bad debts                                                              1,299            1,404           4,748
       Minority interest in net (loss) income                                                (172)              60              92
       Deferred income taxes                                                               (1,149)         (14,050)            (20)
       Increase in cash surrender value of life insurance, net of policy loans             (2,810)          (2,705)         (3,186)
       Compensation earned under restricted stock plan                                      1,279            1,226           1,449
    Changes in assets and liabilities:
       Receivables                                                                         38,246            6,434           4,817
       Inventories                                                                         35,645            6,755          16,302
       Other current assets                                                                   193           (3,425)         (5,468)
       Accounts payable                                                                    (8,506)          (3,273)            902
       Accrued liabilities                                                                (17,072)          (5,303)          2,675
    Other assets and liabilities                                                           (5,010)             503          (3,441)
-----------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                        11,404           51,555          92,859
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property                                                                 (53,163)         (66,187)        (48,609)
    Proceeds from dispositions of property                                                  2,666                7           2,260
    Proceeds from sale of other assets                                                     11,652            2,094           1,491
    Increase in other assets                                                                    -                -          (1,207)
    Proceeds from settlement of forward contracts                                               -            2,856               -
    Proceeds from sale of investments                                                           -            7,131               -
    Investment in equity investee                                                          (4,874)          (3,879)           (995)
-----------------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                           (43,719)         (57,978)        (47,060)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Short-term borrowings (repayment), net                                                 22,134         (101,165)         51,802
    Payments of long-term debt                                                           (113,751)         (22,389)       (176,353)
    Proceeds from issuance of long-term debt, net of deferred financing costs paid        110,029          138,164         140,233
    Payment of purchase agreement                                                               -                -         (17,000)
    Cash dividends                                                                              -           (6,333)        (10,024)
    Proceeds from exercise of common stock options                                              -                -             174
    Purchases of treasury stock                                                                 -                -         (42,044)
-----------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities                              18,412            8,277         (53,212)
-----------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                 (162)            (534)           (480)
-----------------------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                      (14,065)           1,320          (7,893)
BEGINNING CASH AND CASH EQUIVALENTS                                                        23,874           22,554          30,447
-----------------------------------------------------------------------------------------------------------------------------------
ENDING CASH AND CASH EQUIVALENTS                                                          $ 9,809         $ 23,874        $ 22,554
-----------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                                $ 26,550         $ 20,449        $ 12,971
   Cash (received) paid for income taxes, net                                              (3,209)             696          13,851
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements
(In thousands except share data)

1.  Description of Business and Summary of Significant Accounting Policies:
Description of Business - Guilford Mills, Inc. (the "Company") is a fabric producer, which processes and sells warp knit, circular knit, flat woven and woven velour fabrics as well as lace. The Company sells its finished fabrics to customers who manufacture a broad range of automotive, apparel, home fashions and specialty products. The Company also cuts and sews lace fabrics into finished home fashions products which are sold directly to retailers.

Principles of Consolidation - The consolidated financial statements include the accounts of Guilford Mills, Inc. and its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End - The Company's fiscal year ends on the Sunday nearest to September 30. Fiscal year 2001 ended September 30, 2001, fiscal year 2000 ended October 1, 2000 and fiscal year 1999 ended October 3, 1999. Such years include the results of operations for 52, 52 and 53 weeks, respectively.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. Actual results may differ from those estimates.

Reclassifications - For comparative purposes, certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 presentation.

Cash Equivalents - All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Accounts Receivable and Concentration of Credit Risk - The Company maintains credit insurance and uses factors as a means to reduce credit risk. As of September 30, 2001, credit insurance is maintained covering $19,800 of certain outstanding accounts receivable. The Company factors a portion of its trade accounts receivable to two factors, which provide credit approval on a non-recourse basis. As of September 30, 2001 and October 1, 2000, approximately 38% and 19%, respectively, of the Company's trade accounts receivable were factored. The factoring agreements allow the Company to borrow against the factored receivables using negotiated interest rates prior to the maturity dates. The Company borrowed against the factored receivables during fiscal 2001, and the balance of those borrowings was $28,817, with no borrowing availability remaining, at September 30, 2001. These borrowings are reflected in short-term borrowings on the balance sheet. There were no borrowings against the factored receivables at October 1, 2000. The Company performs on-going credit evaluations of its non-factored customers' financial condition and generally does not require collateral from those customers. The Company's fabrics are used primarily in the apparel, automotive, and home fashions markets with a multitude of customers in numerous geographical locations throughout the world. There is no disproportionate concentration of credit risk. During fiscal 2001, 2000 and 1999, no single customer accounted for 10% or more of net sales, however, the Company's net sales reflected substantial direct and indirect sales to certain large automotive original equipment manufacturers.

Allowances for doubtful accounts were $10,967 and $11,080 at September 30, 2001 and October 1, 2000, respectively. The Company maintains fully reserved receivables for accounts which are either in bankruptcy or have been turned over to a collection agency and also reserves for sales returns and allowances and customer chargebacks.

Minority Interest - Minority interest represents the minority stockholders' proportionate share of the equity of Grupo Ambar, S.A. de C.V. At September 30, 2001, the Company owned 95% of the capital stock of Grupo Ambar, S.A. de C.V. Minority interest is included in other long-term liabilities in the accompanying consolidated balance sheets.

Inventories - Inventories are carried at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 37% and 48% of inventories in fiscal 2001 and 2000, respectively. Cost for all other inventories has been determined principally by the first-in, first-out (FIFO) method.

Property - Property is carried at cost, and depreciation is provided for financial reporting purposes primarily on the straight-line method. Accelerated methods are used for income tax reporting purposes. Depreciation rates are reviewed annually and revised, if necessary, to reflect estimated remaining useful lives, which range from three to thirty-five years. Labor and interest costs for the purchase and construction of qualifying fixed assets are capitalized and are amortized over the related assets' estimated useful lives. Certain property whose value has been determined to be impaired has been written down to fair market value (See Note 4).

Investment in Affiliated Companies - The equity method of accounting is used for investments in which the Company has significant influence. Generally this represents common stock ownership or partnership equity of at least 20% and not more than 50%. For equity method investments that have been reduced to $0 through equity method losses, additional equity losses incurred have been used to reduce loans to and investment in other securities or assets of the investee. The cost method of accounting is used for investments in which the Company does not have significant influence. Generally this represents common stock ownership or partnership equity of less than 20%.

Goodwill and Intangible Assets - Goodwill has been amortized using the straight-line method over periods ranging from twenty to forty years. Goodwill amortization was $1,916, $1,920 and $2,115 in fiscal 2001, 2000 and 1999, respectively. Accumulated amortization at September 30, 2001 and October 1, 2000 was $45,172 and $14,267, respectively. Under the terms of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company recognized goodwill impairments totaling $28,989 at the end of fiscal 2001, as a result of closures or exits from certain of the Company's acquired businesses. Management believes that net goodwill included in other assets at September 30, 2001 is realizable based on the currently projected business performance of the entities to which the goodwill applies. Significant deteriorations in the markets in which these businesses operate or in the operations or financial condition of significant customers could impact these projections and, therefore, impact the future carrying value of the underlying goodwill.

Long-term Assets - The Company reviews the carrying value of long-term assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Measurement of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life to the net carrying value of the asset.

Income Taxes - Deferred or prepaid income taxes are provided for differences in timing of expense and income recognition between income tax and financial reporting in accordance with SFAS No. 109, "Accounting for Income Taxes". United States income taxes are not provided on the earnings of foreign operations as those are intended to be permanently reinvested. In the event earnings are repatriated, credits received in the United States for foreign income taxes previously paid will be available to substantially reduce the United States tax liability. In fiscal 1999, the Company repatriated $20,000, to take advantage of the expiring Advanced Corporation Tax rules and the U.S.-U.K. Income Tax Treaty. Undistributed earnings of foreign operations were $2,684 at September 30, 2001 and $10,388 at October 1, 2000.

Foreign Currency Translation/Remeasurement - The financial statements of certain majority-owned foreign subsidiaries are translated into dollars at the year-end rate of exchange for asset and liability accounts and the average rate of exchange for income statement accounts. Resulting translation gains or losses are reflected in accumulated other comprehensive loss in the stockholders' investment section of the accompanying balance sheets and do not affect the results of operations. Financial results of certain majority-owned foreign subsidiaries in highly inflationary economies or for which the U.S. dollar is the functional currency are remeasured using a combination of current and historical exchange rates. Remeasurement adjustments are included in the results of operations along with transaction gains and losses for the period.

The Company has a majority-owned foreign subsidiary that operates in Mexico. Mexico became highly inflationary January 1, 1997 and subsequent financial results for the Company's Mexican subsidiary were remeasured. Effective January 1, 1999, Mexico's economy was no longer considered highly inflationary for financial reporting purposes because the cumulative Mexican inflation rate for the immediately preceding three years fell below 100%. As a result, subsequent to January 1, 1999, the financial results for the Mexican subsidiary have been translated using year-end and average exchange rates as described above.

Revenue Recognition - The Company recognizes a sale when goods are shipped. The Company estimates and records provisions for sales returns and allowances in the period that the sale is reported based on its historical experience or contractual agreements.

Shipping and Handling Costs - The Company includes any costs associated with shipping and handling products within cost of goods sold.

Research and Development - The Company expenses research and development costs as incurred. Such costs were $11,499, $18,269 and $17,181 in fiscal 2001, 2000 and 1999, respectively.

Per Share Information - Basic income (loss) per share information has been determined by dividing the respective net income (loss) amounts by the weighted average number of shares of common stock outstanding during the periods. Diluted income (loss) per share information also considers an additional dilutive effect for stock options and shares issued under the restricted stock plan, when applicable.

Financial Instruments and Derivatives - The Company periodically uses derivative financial instruments for purposes other than trading and does so to reduce its exposure to fluctuations in interest rates and foreign currency exchange rates. Gains and losses on hedges of existing assets and liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are deferred and are recognized in income or as adjustments to carrying amounts when the hedged transaction occurs. The Company does not currently hold or issue any financial instruments for trading or other speculative purposes. During fiscal 2000, the Company adopted a policy to manage the exposure related to sales denominated in foreign currencies through the use of forward foreign currency exchange contracts. In fiscal 2000, the Company purchased forward contracts with durations of less than 12 months that matched the anticipated receivable collections. For fiscal 2001, the Company determined that its anticipated sales in the Euro were naturally hedged by anticipated Euro payables and therefore, no forward foreign currency exchange contracts were purchased.

Stock-Based Compensation - In accordance with SFAS No. 123, "Stock-Based Compensation," the Company has continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". Pro forma disclosures of net income (loss) and earnings per share are presented as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense for the periods required by the Statement.

Recent Accounting Pronouncements - In April 2001, the Company adopted SFAS No. 140, "Accounting for Transfers and Servicing Financial Assets and Extinguishment of Liabilities". This statement replaces SFAS No. 125, but carries over most of the provisions of SFAS No. 125 without reconsideration. The impact of adopting this pronouncement was not material to the Company's financial statements.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". This statement requires that all business combinations initiated after June 30, 2001 be accounted for by the purchase method, eliminating the availability of the pooling-of-interests method. In addition, SFAS No. 141 requires recognition of intangible assets apart from goodwill if they meet certain criteria. Any acquisition activity performed by the Company subsequent to the effective date of this Statement will be accounted for under the purchase method. Management does not expect the impact of adopting SFAS No. 141 to be material to the Company's financial statements.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement supersedes APB Opinion No. 17. SFAS No. 142 establishes new standards for measuring the carrying value of goodwill related to acquired companies. Instead of amortizing goodwill over a fixed period of time, the Company will instead measure the fair value of acquired businesses annually to determine if goodwill has been impaired. The Company plans to adopt this statement in fiscal 2003. Goodwill amortization recorded in fiscal 2001 that will no longer be recorded after implementation was $1,916. Management is currently assessing other implementation issues and has not yet determined whether, or the extent to which, they will affect the financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121. In addition, this statement addresses the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion 30. This statement would impact the Company's reporting if the Company chose to discontinue an operation, and becomes effective for the Company in fiscal 2003. Management does not expect the impact of adopting SFAS No. 144 to be material to the Company's financial statements.

2.   Fiscal 2001 Operating Results and Basis of Presentation:
The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company realized a loss from operations during fiscal 2001 of $122,837 and a net loss of $160,757. The operating loss was realized primarily as a result of: 1) severely competitive market conditions experienced by the Company's apparel division; 2) softening retail conditions and foreign competition experienced by the Company's home fashions division; and 3) restructuring and impaired asset charges that resulted from these and other changes in market conditions and the Company's overall operating environment. As a result of these factors, the Company's management took numerous restructuring actions during fiscal years 2000 and 2001 to mitigate the future impact of these competitive market conditions and events and has specifically evaluated and continuously rationalized manufacturing capacity. As reflected within Note 4, during 2001, the Company has recorded fixed asset impairment, goodwill impairment, and employee severance charges relating to the shutdown of its Cobleskill, NY manufacturing facility, fixed asset impairment and employee severance charges relating to the shutdown of apparel production within its Pine Grove, PA manufacturing facility, employee severance charges relating to company-wide headcount reductions, and equipment relocation and other restructuring charges that have resulted primarily from the completion of fiscal 2000 restructuring activities. In addition to these activities, the Company has recorded impairment charges for equity method investments and related receivables that have resulted as these related businesses have been impacted by similar competitive market conditions within the apparel market sector. The restructuring actions reflected in Note 4 are part of management's overall plan to eliminate unprofitable operations, focus its resources on the Company's profitable businesses within the textile industry, reduce corporate overhead, reduce its working capital investment and reduce the total amount of long-term debt outstanding.

Due to the losses and charges recognized related to these matters and as disclosed within Note 9, during fiscal 2001 the Company was not in compliance with certain terms contained in the Company's Revolving Credit Facility and Senior Note Agreements. As a result of this non-compliance, various waiver and amendment agreements were completed throughout fiscal 2001. Since October 2001, the Company has continued to receive waivers while negotiating with its senior lenders toward a mutually satisfactory restructuring of the Company's indebtedness owed to such lenders. The Company remains in active negotiations with its lenders over the terms of such a restructuring and is hopeful that a restructuring can be reached. There can be no assurances, however, that a satisfactory debt restructuring will be consummated. In addition, if the Company's lender negotiations are not successfully concluded or the current waiver is not extended beyond its expiration date of January 18, 2002, then the Company would be in default under its senior loan agreements. Accordingly, the Company's consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company is unable to continue as a going concern. Additionally, the consolidated financial statements do not reflect the realizable value of assets on a liquidation basis or their availability to satisfy liabilities.

3.   Acquisitions:
As part of the original 1996 purchase agreement between the Company and the former owner of Hofmann Laces, the Company agreed to pay additional consideration based upon the Company's price-earnings' multiple and Hofmann Laces' performance through the end of calendar year 2000. The purchase agreement was amended in fiscal year 1998 to fix the amount of the additional payment. A $17,000 payment of the acquisition price was made during fiscal 1998 and a final cash payment of $17,283 was made during fiscal 1999 in lieu of the contingent payment formula originally agreed to. During fiscal 2001, the former owner of Hofmann Laces agreed to return 573,150 shares of Guilford stock, valued at $1,232, to the Company. Of the 573,150 shares of Company stock that were returned, 300,000 were originally acquired as part of the 1996 purchase agreement, while the remaining 273,150 had been acquired in open market transactions.

4.   Restructuring and Impaired Asset Charges:
During fiscal 2000, the Company determined that it was necessary to strategically realign its apparel operations. The Company announced several restructuring actions during fiscal 2000 and fiscal 2001.

During the fourth quarter of fiscal 2000, the Company committed to a comprehensive restructuring plan in its Apparel segment, and recorded restructuring and impaired asset charges of $28,643. The restructuring plan provided for the closing of two knitting and dyeing and finishing facilities in North Carolina, the relocation of certain knitting, dyeing and finishing operations to plants in Mexico, New York and Pennsylvania and the severance of approximately 950 associates. The closing of facilities and relocation of operations resulted in impairment of certain assets, consisting primarily of dyeing and finishing, warping and knitting equipment and buildings which were written down to the lower of carrying value or fair market value. The Company has completed the closure of the facilities and separation of the associates and is in the process of selling these facilities and certain equipment, transferring certain equipment to other facilities, and disposing of any remaining equipment. These actions are expected to be completed in fiscal 2002.

The following summarizes the fiscal 2000 restructuring:

                                                           Write-down of
                                               Fourth      property and    Reserves    October      Reserves    September 30,
                                               quarter     equipment to     utilized    1, 2000     utilized         2001
                                                2000      net realizable   during      reserve       during        reserve
                                               charges         value     fiscal 2000   balance    fiscal 2001     balance
                                             ------------ ---------------- ----------- ----------- ------------ ---------------
  Non-cash write-downs  of property and
  equipment to net realizable value             $ 17,270        $ 17,270       $  ---       $  ---       $  ---           $ ---
  Severance and related employee benefit           9,105             ---          435        8,670        7,996             674
  cost
  Equipment  relocation  and other  related        1,631             ---        1,631           --           --             ---
  costs
  Other costs                                        637             ---           39          598          352             246
  ------------------------------------------ ------------ ---------------- ----------- ----------- ------------ ---------------
  Total                                         $ 28,643        $ 17,270       $2,105       $9,268       $8,348           $ 920
  ------------------------------------------ ------------ ---------------- ----------- ----------- ------------ ---------------

Throughout fiscal 2001, the Company recorded additional restructuring charges related to the fiscal 2000-announced closings of the two apparel facilities in North Carolina described above. These charges consisted primarily of equipment relocation charges, severance costs, and additional impairment of fixed assets, as business conditions further impacted the realizable value of certain assets. The Company recorded total restructuring charges of $19,768 during fiscal 2001 relating to the prior year realignment activities.

On August 15, 2001, the Company announced that it would cease production of apparel and home fashions fabrics in its Pine Grove, Pennsylvania operation. The facility was downsized but was retained as an industrial fabrics operation. The Company's facility in Mexico City, which produces many of the same apparel and home fashions fabrics as Pine Grove, has capacity to service existing customers which cut and sew in Mexico City. These actions resulted in a headcount reduction of approximately 275 associates from both manufacturing and selling and administrative areas. Restructuring costs of $927, which relate to the write-down of knitting equipment to the lower of carrying value or fair value, were recorded in the fourth quarter of fiscal 2001. During fiscal 2002, it is anticipated that the Company will sell, transfer to other facilities, or scrap these production assets.

On September 10, 2001, the Company announced its intention to exit the production of stretch knit intimate apparel and swimwear fabrics and lace as well as home fashions lace in the Cobleskill, New York operation. The Company operated the facility through December 21, 2001 to service remaining orders and assist in transitioning its customers to new suppliers. The Company is currently discussing opportunities for the sale or establishment of an alliance of this operation with interested parties. Such discussions may result in the operation of the facility under new ownership. The Cobleskill facility employed approximately 500 associates. The Company recorded a fiscal 2001 fourth quarter pretax restructuring charge of $50,680 associated with the action, which primarily relates to fixed asset and goodwill impairment charges.

During the fourth quarter of fiscal 2001, the Company determined that its investment in certain equity method investees was impaired, as deteriorating business conditions impacted these investees' operations and the overall sustainability of these parties is uncertain. One of these businesses is based in the U.S. and one is based in Europe. As a result, the Company recorded related investment and receivable impairment charges of $11,451 during the fourth quarter as other expense in the accompanying consolidated statement of operations for fiscal 2001.

The following summarizes the fiscal 2001 restructuring and asset and investment impairment actions:

                                                                                            September 30,
                                                  Fiscal       Write-down of                    2001
                                                   2001        assets to net   Reserves       reserve
                                                  charges    realizable value  utilized       balance
                                               ------------- --------------- ----------- ----------------
  Non-cash write-downs  of property and
  equipment to net realizable value                $ 27,883       $ 27,883     $   - --           $   ---
  Severance and related employee benefit              3,391            ---        2,357             1,034
  costs
  Goodwill impairment                                28,989         28,989           --               ---
  Equipment relocation and other costs               11,112            ---       11,112               ---
  -------------------------------------------- ------------- --------------- ----------- ----------------
  Total restructuring and asset impairment         $ 71,375       $ 56,872     $ 13,469           $ 1,034
  Impaired investments                               11,451            ---       11,451               ---
  -------------------------------------------- ------------- --------------- ----------- ----------------
  TOTAL                                            $ 82,826       $ 56,872     $ 24,920           $ 1,034
  -------------------------------------------- ------------- --------------- ----------- ----------------

As a result of the fiscal 2001 restructuring actions, the Company also incurred run-out inefficiencies of $3,391 and impairments of obsolete inventory of $8,960. These amounts are included in cost of goods sold.

In all of the impaired fixed asset charges discussed above, determination of fair market value was based upon: (1) external appraisals, (2) in-house engineering estimates utilizing prices for currently available new and used equipment, (3) real property tax values, and/or (4) zero where intent was to scrap.

In September 1999, the Company finalized all restructuring activities relating to fiscal 1998 charges. In fiscal 1999, $470 of the original charge was reversed into income due to the actual amount of severance falling below the original estimate.

5.       Inventories:
Inventories at September 30, 2001 and October 1, 2000 consisted of the following:

------------------------------------------------ ---------------- -------------
                                                      2001              2000
------------------------------------------------ ---------------- -------------
Finished goods                                     $  29,440          $44,666
Raw materials and work in process                     64,131           87,196
Manufacturing supplies                                 9,572            8,640
------------------------------------------------ ---------------- -------------
Total inventories valued at the lower
   of FIFO cost or market value                      103,143          140,502
Adjustments to reduce FIFO cost to
   LIFO cost, net                                    (12,206)         (12,952)
------------------------------------------------ ---------------- -------------
     Total inventories                               $90,937         $127,550
------------------------------------------------ ---------------- -------------

During fiscal 2001 and 2000, the Company liquidated certain LIFO inventories that were carried at lower costs in prior years. The effect of these inventory decreases was to decrease cost of goods sold by approximately $2,664 and $322 in fiscal 2001 and 2000, respectively.

6.       Property:
Property at September 30, 2001 and October 1, 2000 consisted of the following:

------------------------------------------------ ---------------- -------------
                                                      2001              2000
------------------------------------------------ ---------------- -------------
Land                                             $    13,658      $    14,281
Buildings                                            150,855          123,141
Machinery and equipment                              633,241          627,152
Construction in progress                              30,261           45,746
------------------------------------------------ ---------------- -------------
                                                     828,015          810,320
Less - Accumulated depreciation                      560,182          511,633
------------------------------------------------ ---------------- -------------
      Property, net                               $  267,833       $  298,687
------------------------------------------------ ---------------- -------------

Depreciation expense recorded during fiscal 2001, 2000 and 1999 was $52,620, $61,636 and $61,869, respectively.

7.       Other Assets:
Other assets at September 30, 2001 and October 1, 2000 consisted of the following:

------------------------------------------------ ---------------- -------------
                                                      2001              2000
------------------------------------------------ ---------------- -------------
Goodwill (See Note 4)                             $   17,539       $   48,444
Cash surrender value of life insurance                28,248           37,090
Other                                                 13,491           17,132
------------------------------------------------ ---------------- -------------
    Total other assets                            $   59,278        $ 102,666
------------------------------------------------ ---------------- -------------

During fiscal 2001, the Company surrendered certain life insurance policies. Proceeds from the policies surrendered totaled $11,652.

8.   Other Current Liabilities:
Other current liabilities at September 30, 2001 and October 1, 2000 consisted of the following:

------------------------------------------------ ---------------- -------------
                                                      2001              2000
------------------------------------------------ ---------------- -------------
Accrued payroll and related benefits               $  12,362          $13,922
Accrued restructuring                                  1,954            9,268
Accrued interest                                       2,178            3,813
Accrued property taxes                                 2,207            2,564
Other                                                  9,953           14,337
------------------------------------------------ ---------------- -------------
   Total other current liabilities                 $  28,654          $43,904
------------------------------------------------ ---------------- -------------

9.   Short-Term Borrowings and Long-Term Debt:
The Company uses short-term bank borrowings with terms of six months or less to meet seasonal working capital needs. The maximum short-term borrowings during fiscal 2001, 2000 and 1999 were $163,285, $137,057 and $112,009, respectively;
the average borrowings were $138,476, $120,478 and $68,246, respectively; and the weighted average interest rates were 9%, 8% and 6% (9%, 7% and 6% for U.S. borrowings), respectively.

Long-term debt at September 30, 2001 and October 1, 2000 consisted of the following:

------------------------------------------------ ---------------- -------------
                                                       2001             2000
------------------------------------------------ ---------------- -------------
Senior, secured notes, due in 2008, interest
at 11.0%                                        $    144,842        $145,000
Revolving line of credit, due in 2003,
    variable interest at 9.0%                        116,501          116,000
Foreign subsidiary term loan with a Portuguese
  bank with various due dates and a variable
  interest rate (5.98% at September 30, 2001)          1,542            1,489
Other                                                      -              886
------------------------------------------------ ---------------- -------------
                                                     262,885          263,375
Less -  Current maturities                            21,501              530
Less -  Debt classified as current                   239,842                -
------------------------------------------------ ---------------- -------------
  Total long-term debt                            $    1,542         $262,845
------------------------------------------------ ---------------- -------------

On May 26, 2000, the Company entered into a new $130,000 revolving credit facility, replacing a $150,000 revolving credit facility. The new revolving credit facility is secured by substantially all of the Company's assets and will mature on May 26, 2003. The interest rate on the revolving credit facility is variable, based on prime plus 1.25%, or based on LIBOR plus 1.25% to 4.25%, depending on the Company's leverage ratio, plus as of May 16, 2001, an additional 1.75% payment in kind if the Company fails to meet certain financial ratios. At the same time the Company entered into the new revolving credit facility, its Senior Notes due 2008 became ratably secured with the bank facility. Proceeds from this revolving credit facility were used to repay borrowings on uncommitted lines of credit and the previous revolving credit facility. As of September 30, 2001, the Company had availability under its revolving line of credit of $9,274. During the first quarter of fiscal 2002, availability under the Company's revolving line of credit ranged from a maximum of $16,874 to a minimum of $22.

In the first quarter of fiscal 1999, the Company issued $145,000 of unsecured, ten-year notes with a fixed coupon rate of 7.06%. During the fourth quarter of fiscal 1998, the Company entered into two treasury lock agreements with two financial institutions to provide interest rate protection related to these notes. These treasury lock agreements effectively fixed the U.S. Treasury portion of the interest rate at 5.437% on a notional amount of $57,500 and at 5.435% on a notional amount of $30,000. During the first quarter of fiscal 1999, the treasury lock agreements were terminated and a payment of $4,366 was made and is being amortized as additional interest expense over the period of the related debt.

The revolving credit facility and the notes have been amended several times since November 2000 due to covenant non-compliance. The amendments, among other things, increased the interest rates on the notes to 11.0%, added the 1.75% payment in kind provision to the revolving credit facility as noted above, established mandatory reductions to the amounts available under the revolving credit facility and revised restrictive covenants. The May 16, 2001 amendment represented a "significant modification" as defined in Emerging Issues Task Force Issue No. 96-19, and as a result, the modification was treated as an extinguishment of the existing notes and issuance of new notes for financial reporting purposes. This extinguishment resulted in no change to the outstanding principal amount of the notes, but required the write-off of previously unamortized deferred loan costs. Accordingly an extraordinary loss from the debt extinguishment of $2,856, net of income tax benefit of $1,869, has been recorded in the accompanying 2001 consolidated statement of operations.

On September 30, 2001 (and for the second and third quarters of fiscal 2001), the Company was not in compliance with certain terms of its senior loan agreements. The Company received waivers of such non-compliance from its lenders. Since October 2001, the Company has continued to receive waivers while negotiating with its senior lenders toward a mutually satisfactory restructuring of the Company's indebtedness owed to such lenders. The Company remains in active negotiations with its lenders over the terms of such a restructuring and is hopeful that a restructuring can be reached. There can be no assurances, however, that a satisfactory debt restructuring will be consummated. In addition, if the Company's lender negotiations are not successfully concluded or the current waiver is not extended beyond its expiration date of January 18, 2002, then the Company would be in default under its senior loan agreements. As a result, borrowings outstanding under domestic debt agreements have been classified as current liabilities in the Company's consolidated balance sheet as of September 30, 2001.

The occurrence of an event of default under the Company's senior loan agreements entitles the lenders to exercise certain rights, including the right to declare all amounts outstanding immediately due and payable, and the right to liquidate the collateral securing such loans. The Company's senior debt is secured by substantially all of the Company's domestic assets as well as by 65% of the stock the Company holds in its foreign subsidiaries. If the lenders were to exercise the above-described rights upon the occurrence of an event of default, then the Company would be forced to seek protection from its creditors under the bankruptcy laws, as the Company lacks sufficient liquidity to repay the outstanding amounts owed to the lenders and the Company does not expect to be able to obtain satisfactory alternate financing arrangements on a timely basis.

Under the terms of the Company's debt agreements, certain requirements and restrictions apply to future indebtedness, stockholders' investment, and tangible net worth. The amended revolving credit facility includes restrictions prohibiting the payments of dividends to shareholders, prohibiting the Company from acquisitions of other companies and limiting the amount of foreign investments the Company can make. The loan agreements contain mandatory prepayment provisions in certain events.

Annual scheduled maturities of long-term debt for the next five fiscal years are $308 in 2002, $116,809 in 2003, $308 in 2004, $308 in 2005 and $308 in 2006.
Interest cost was $28,065, $20,882 and $17,798, for fiscal years 2001, 2000 and 1999, respectively. Interest costs of $2,773, $2,000 and $1,200, for fiscal 2001, 2000 and 1999, respectively, were capitalized to property, plant and equipment.

10.      Financial Instruments:
The Company's financial instruments include cash, accounts receivable, accounts payable, short-term borrowings, long-term debt and foreign currency exchange contracts. Because of their short maturity, the carrying amount of cash, accounts receivable and accounts payable approximates fair value. Fair value of short-term borrowings and long-term debt is estimated based on current rates offered for similar debt. At September 30, 2001 and October 1, 2000, the carrying amount of short-term borrowings and long-term debt, including the current portion, approximates fair value. The fair value of foreign currency forward agreements is based on quoted market prices as if the agreements were entered into on the measurement date. At September 30, 2001 and October 1, 2000, fair value of the foreign currency exchange contracts was $0 and $(95), respectively.

11.  Income Taxes:
The net deferred income tax liability at September 30, 2001 and October 1, 2000 was comprised of the following:

------------------------------------------------ ---------------- -------------
                                                      2001              2000
------------------------------------------------ ---------------- -------------
Assets                                              $ 25,717          $34,072
Liabilities                                          (27,874)         (40,444)
------------------------------------------------ ---------------- -------------
  Total                                            $  (2,157)         $(6,372)
------------------------------------------------ ---------------- -------------

Temporary differences and carryforwards which gave rise to significant deferred income tax assets (liabilities) as of September 30, 2001 and October 1, 2000 were as follows:

---------------------------------------------- ---------------- ----------------
                                                    2001             2000
---------------------------------------------- ---------------- ----------------
Current prepaid (deferred) income taxes:
Inventory valuation differences                  $  (3,142)       $  (3,063)
Allowances for doubtful accounts                     1,741            2,029
Accrued expenses and reserves
  not currently deductible  for  tax                 5,409            5,063
Restructuring reserves                                 598            2,979
Other, net                                             905              672
---------------------------------------------- ---------------- ----------------
Total current prepaid income taxes               $   5,511           $7,680
---------------------------------------------- ---------------- ----------------
Long-term prepaid (deferred) income taxes:
Property                                        $  (27,890)        $(30,271)
Income tax credit carryforwards (expire
     2004-2021)                                     24,655            6,858
Federal net operating loss carryforward
     (expires 2021)                                 10,192                -
Accrued pension and other employee benefits         12,637           10,125
Alternative minimum and other tax credit
     carryforwards (no expiration)                   7,693            5,641
State and foreign net operating loss
     carryforwards (expire 2005-2016)               17,418            1,720
Investments in limited partnerships                 (2,891)          (2,143)
Goodwill amortization                                7,287           (3,575)
Financing costs                                        631           (1,390)
Other, net                                              35               --
---------------------------------------------- ---------------- ----------------
Total long-term deferred income taxes               49,767          (13,035)
Valuation allowance                                (57,435)          (1,017)
---------------------------------------------- ---------------- ----------------
Total long-term deferred income taxes            $  (7,668)      $  (14,052)
---------------------------------------------- ---------------- ----------------

The domestic and foreign components of (loss) income before income taxes and extraordinary item were as follows:

----------------------------------- ------------ ----------- -----------
                                       2001         2000        1999
----------------------------------- ------------ ----------- -----------
Domestic                             $(118,021)   $(32,864)     $11,377
Foreign                                (42,470)       (118)         778
----------------------------------- ------------ ----------- -----------
Total                                $(160,491)   $(32,982)     $12,155
----------------------------------- ------------ ----------- -----------

The income tax (benefit) provision consisted of the following elements:

---------------------------------- ------------- ----------- -----------
                                       2001         2000        1999
---------------------------------- ------------- ----------- -----------
Current (benefit) provision:
   U.S. Federal                    $  (3,294)    $        -    $2,238
   State                                (16)          500         320
   Foreign                                -         1,542        (613)
Deferred (benefit) provision:
   U.S. Federal                        (240)      (11,663)     (1,575)
   State                                (30)       (1,516)       (175)
   Foreign                              990          (871)      1,730
---------------------------------- ------------- ----------- -----------
Total                              $  (2,590)    $(12,008)     $1,925
---------------------------------- ------------- ----------- -----------

The income tax provision as a percentage of pre-tax income differs from the statutory U.S. Federal rate for the following reasons:

---------------------------------- ------------- ----------- -----------
                                       2001         2000        1999
---------------------------------- ------------- ----------- -----------
Statutory U.S. Federal income
    tax rate                          (35.0%)       (35.0%)      35.0%
State income taxes, net of
  federal income tax reduction         (2.2)         (3.1)        4.8
Foreign taxes                           0.5           1.5         9.9
Tax credits                            (0.3)         (1.4)      (43.0)
Nondeductible goodwill                 (0.1)          1.0         2.7
Charitable contribution                --            --          (1.9)
Change in valuation allowance          35.2          (0.5)        9.7
Other                                   0.3           1.1        (1.4)
---------------------------------- ------------- ----------- -----------
Effective income tax rate              (1.6%)       (36.4%)      15.8%
---------------------------------- ------------- ----------- -----------

Realization of the tax loss and credit carryforwards is contingent on future taxable earnings in the appropriate jurisdictions. Valuation allowances have been recorded for items which may not be realized. Each carryforward item is reviewed for expected utilization, using a "more likely than not" approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (U.S., state, non-U.S., etc.), the relevant history for the particular item, the applicable expiration dates, operating projects that would impact utilization, and identified actions under the control of the Company in realizing the associated carryforward benefits. Additionally, the Company's utilization of U.S. foreign tax credit and state investment credit carryforwards is critically dependent on related statutory limitations that involve numerous factors beyond overall positive earnings, all of which must be taken into account by the Company in its evaluation. The Company assesses the available positive and negative evidence surrounding the recoverability of the deferred tax assets and applies its judgement in estimating the amount of valuation allowance necessary under the circumstances. The Company continues to assess and evaluate strategies that will enable the carryforwards, or portions thereof, to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined the "more likely than not" approach is satisfied.

The change in valuation allowance in 2001 primarily relates to net operating loss and tax credit carryforwards that, due to restructuring actions taken during the current year, and other factors, could expire unused. Management's assessment is that the character and nature of future taxable income may not allow the Company to realize certain tax benefits of net operating losses and tax credits within the prescribed carryforward period. Accordingly, an appropriate valuation allowance has been made.

During fiscal 1999, the Company generated a one-time net tax benefit from a dividend from the Company's United Kingdom subsidiary under the Advanced Corporation Tax rules and the U.S.-U.K. Income Tax Treaty. As a result, the Company generated $4,836 of foreign tax credits that are available for U.S. federal income tax purposes. Due to the uncertainty of realization of a portion of these credits because of the annual limitations and the expiration period, the Company established a related valuation allowance of $1,185 during fiscal 1999.

12.  Benefit Plans:
Guilford Mills, Inc. has a non-contributory defined benefit plan for the majority of its hourly employees (the Guilford Plan). Gold Mills, Inc., a wholly-owned subsidiary, also has a non-contributory defined benefit plan and a multi-employer pension plan covering the majority of its employees. Guilford

Europe Limited, a wholly-owned subsidiary, has a defined benefit pension plan covering the majority of its employees (the Guilford Europe Plan). The funded status of defined benefit plans at the measurement dates for fiscal 2001 and fiscal 2000 were:

------------------------------------------------ ---------------- -------------
                                                      2001              2000
------------------------------------------------ ---------------- -------------
Projected benefit obligation:
Beginning of year                                    $50,127          $50,353
   Service cost                                        1,973            1,914
   Interest cost                                       3,417            3,206
   Plan participants contributions                       236              265
   Actuarial loss (gain)                                  28             (150)
   Benefit payments                                   (3,138)          (3,134)
   Foreign currency adjustment                           781           (2,327)
------------------------------------------------ ---------------- -------------
End of year                                          $53,424          $50,127
------------------------------------------------ ---------------- -------------
Fair value of plan assets:
Beginning of year                                    $51,136          $49,033
   Actual return on plan assets                       (6,164)           5,428
   Employer contributions                              1,811            2,041
   Plan participant contributions                        236              265
   Benefit payments                                   (3,138)          (3,134)
   Foreign currency adjustment                          (539)          (2,497)
------------------------------------------------ ---------------- -------------
End of year                                          $43,342          $51,136
------------------------------------------------ ---------------- -------------
Reconciliation of funded status to net amount
   recognized:
Funded status                                       $(10,082)          $1,009
   Unrecognized transition asset                      (1,435)          (1,623)
   Unrecognized prior service cost                       (48)             (51)
   Unrecognized loss                                  13,449            1,872
------------------------------------------------ ---------------- -------------
Net amount recognized                                 $1,884           $1,207
------------------------------------------------ ---------------- -------------
Amounts recognized in the Consolidated
   Balance Sheets:
   Other current assets                                 $852           $1,284
   Other current liabilities                          (7,693)            (555)
   Long-tern deferred taxes                            3,316              201
   Accumulated other comprehensive income              5,409              277
------------------------------------------------ ---------------- -------------
Net amount recognized                                 $1,884           $1,207
------------------------------------------------ ---------------- -------------

Funded status is determined using assumptions as of the end of each year. The Guilford Plan was under funded as of September 30, 2001 and October 1, 2000. The projected benefit obligation, accumulated benefit obligation and fair value of net assets of the Guilford Plan were $29,848, $29,066 and $22,124, respectively, as of September 30, 2001. The projected benefit obligation, accumulated benefit obligation and fair value of net assets of the Guilford Plan were $27,174, $26,136 and $25,581, respectively, as of October 1, 2000. The Guilford Europe Plan was under funded as of September 30, 2001. The projected benefit obligation, accumulated benefit obligation and fair value of net assets of the Guilford Europe Plan were $20,096, $18,912 and $18,160, respectively, as of September 30, 2001. Net pension expense is determined using assumptions as of the beginning of each year. The weighted average assumptions at the respective measurement dates were:

------------------------------------------------ ---------------- -------------
                                                 2001             2000
------------------------------------------------ ---------------- -------------
Discount rate                                    6.69%            6.91%
Long-term rate of return on plan assets          8.25%            7.92%
Long-term rate of salary progression             3.81%            4.00%
------------------------------------------------ ---------------- -------------

The components of the defined benefit plan expenses were:

------------------------------------------------ ---------------- ----------------- -----------------
                                                     2001             2000              1999
------------------------------------------------ ---------------- ----------------- -----------------
Defined benefit plans:
   Service cost                                    $1,973           $1,869            $2,080
   Interest cost                                    3,415            3,142             3,109
   Expected return on
     plan assets                                   (4,181)          (3,712)           (3,731)
   Amortization of:
     Transition asset                                (187)            (187)             (187)
     Prior service cost                                (5)              (5)               (5)
     Loss                                              42              101               132
------------------------------------------------ ---------------- ----------------- -----------------
Net periodic pension cost                           1,057            1,208             1,398
Domestic multi-
   employer plan                                      285              281               265
------------------------------------------------ ---------------- ----------------- -----------------
     Total                                         $1,342           $1,489            $1,663
------------------------------------------------ ---------------- ----------------- -----------------

The Company maintains defined contribution plans for certain officers and salaried employees. The Board of Directors determines contributions under these plans. During fiscal 2001, 2000 and 1999, the provisions under the defined contribution plans were $2,356, $3,080 and $3,323, respectively.

The Company also maintains deferred compensation plans for certain officers and salaried employees which provide post-retirement cash payments for various specified periods and amounts. These plans are being provided for currently. During fiscal 2001, 2000 and 1999, the provisions under these plans were $1,773, $2,136 and $2,173, respectively. The liability for deferred compensation was $14,592 at September 30, 2001 and $18,803 at October 1, 2000 and was included in other long-term liabilities in the accompanying balance sheets. The decrease was primarily the result of $4,246 in payments that were made from the plan during fiscal 2001, as a result of the Company exceeding certain operating loss levels, as provided for in the plan.

Life insurance policies are maintained to fund the deferred compensation plans and other benefits to senior management such as life insurance and defined benefit plans, and for keyman coverage. These insurance policies are payable to the Company and use of the proceeds are restricted to the extent of trust requirements. There were no loans outstanding against these policies at year end.

13.   Commitments and Contingencies:
The Company leases certain of its manufacturing and office facilities and equipment under non-cancelable operating leases with remaining terms of up to 18 years. Rent expense under these leases was $5,358 in 2001, $7,135 in 2000 and $6,673 in 1999. At September 30, 2001, future minimum rental payments applicable to these leases are $4,186 in 2002, $2,997 in 2003, $2,636 in 2004, $2,051 in
2005, $1,837 in 2006 and $16,919 thereafter.

During 1998, several purported class action lawsuits were filed on behalf of purchasers of the Company's common stock against the Company and certain of its officers and directors. After these lawsuits were consolidated by the Court, a Consolidated and Amended Class Action Complaint (the "Consolidated Complaint") was filed on February 8, 1999, purporting to allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in connection with the Company's public disclosure of accounting irregularities at the Hofmann Laces unit in fiscal year 1998. Specifically, the Consolidated Complaint alleged that, during the alleged class period (January 20, 1998 through October 26, 1998), defendants materially misrepresented the Company's financial condition and overstated the Company's reported earnings. In response to defendants' motion, the Court entered an order in July 1999 dismissing all claims against one of the Company's officers, but denied the motions to dismiss of the Company and the remaining individual defendant (Bruno Hofmann, the former owner of Hofmann Laces, who resigned as a director of the Company in fiscal 2001). After the Court granted plaintiff's motion for class certification, the parties reached a settlement agreement in May 2000, which was approved by the Court in September 2000. The parties agreed to settle the litigation for $2,350, all of which was covered by insurance.

The Company consented to the entry of a cease and desist order, issued by the Securities and Exchange Commission ("SEC") on July 24, 2000, relating to the previously announced SEC investigation into accounting irregularities at the Company's Hofmann Laces unit. Without admitting or denying any findings in the order, the Company agreed to cease and desist from committing or causing any violation of certain provisions of the federal securities laws. No monetary fines or penalties were imposed against the Company. No current officer, director or employee of the Company or Hofmann Laces was charged by the SEC with any wrongdoing nor were any fines or penalties imposed against any such person.

Since January 1992, the Company has been involved in discussions with the United States Environmental Protection Agency ("EPA") regarding remedial actions at its Gold Mills, Inc. ("Gold") facility in Pine Grove, Pennsylvania which was acquired in October 1986. Between 1988 and 1990, the Company implemented a number of corrective measures at the facility in conjunction with the Pennsylvania Department of Environmental Resource. Subsequently, through negotiations with the EPA, Gold entered into a Final Administrative Consent Order with the EPA, effective October 14, 1992. Pursuant to such order, Gold has performed (i) certain measures designed to prevent any potential threats to the environment at the facility and (ii) an investigation to fully determine the nature of any release of hazardous substances at the facility. Gold is currently conducting a study to evaluate alternatives for corrective action, and will implement the corrective action measures upon approval by EPA. This work will effectively satisfy the requirements of the Consent Order. The failure of Gold to comply with the terms of the Consent Order may result in the imposition of monetary penalties against Gold.

During fiscal 1992, the Company received a Notice of Violation from the North Carolina Division of Environmental Management (NC DEM) concerning ground water contamination on or near its facility located at 4925 West Market Street in Greensboro, NC. The Company voluntarily agreed to allow the installation of monitoring wells at the site, but denies that such contaminants originated from the Company's operations or property. The Company is taking action to prove that the contamination originated from an adjacent property owner. The Company has also submitted a request to NC DEM for closure of a groundwater contamination issue related to historical underground storage tanks. Finally, the Company is currently investigating other areas of minor groundwater contamination at this facility. It is not expected that active remediation will be required at the facility.

As a result of due diligence activities related to the pending sale of one of the Company's facilities in Greensboro, NC, soil groundwater contamination was discovered at this site which apparently has been caused by leakage in a drum storage area and by historical underground storage tanks. The Company is actively investigating the contaminated area and will submit a Comprehensive Site Assessment (CSA) to NC DEM in the near future. The Company will submit a request to NC DEM for closure of the soil and groundwater contamination related to the historical underground storage tanks. It is not expected that active remediation will be required at the facility.

The Company received a letter from NC DEM on September 18, 2001, stating that its facility in Fuquay-Varina, NC, had been placed on the state list of Inactive Hazardous Waste Site (IHWS). According to the state, the facility was placed on the IHWS due to information the state has concerning waste handling practices in the 1984 - 1988 time period. As a result of this listing, the Company will undertake an investigation of soil and groundwater in a small area of the facility. It is not expected that active remediation will be required at the facility.

At September 30, 2001, environmental accruals amounted to $3,660 of which $2,660 is non-current and was included in other long-term liabilities in the accompanying balance sheet.

The Company is also involved in various litigation, including the matters described above, arising out of the ordinary course of business. Although the final outcome of these legal and environmental matters cannot be determined, based on the facts presently known, it is management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's financial position or future results of operations.

14.   Capital Stock and Stock Compensation:

The Company has a stock plan for key employees and directors. On June 23, 1999, the Compensation Committee of the Company's Board of Directors increased the number of shares authorized under the stock option plan from 2,500,000 to 2,750,000. Options granted may be either incentive stock options or non-qualified options with only non-qualified options granted to the directors. Under the terms of the plan, the purchase price of shares subject to each incentive option granted will not be less than the fair market value at the date of grant. The Company's Board of Directors, the Executive Committee or the Option Committee determines the purchase price of shares subject to each non-qualified option. Options granted to directors under the formula provision of the plan vest one-third on the date of grant and one-third each year for the next two years. Options granted to employees (pursuant to an agreement with each employee) vest according to various schedules. The options have a life of either five or ten years from the grant date. As of September 30, 2001 and October 1, 2000, 522,155 and 524,989 shares, respectively, were available for grant.

Option activity under the plan was as follows:

---------------------------------------------------------------------------------------------------
                                                Number of                        Weighted Average
                                                  Shares        Exercise Price    Exercise Price
                                               Under Option       Per Share         Per Share
---------------------------------------------------------------------------------------------------
Balance, September 27, 1998                      1,566,491     $13.46 to $27.59       $19.00
Granted                                            434,000       8.63 to  14.72        10.00
Exercised                                          (24,000)     13.46 to  13.87        13.49
Forfeited                                          (77,622)      9.22 to  19.75        16.94
---------------------------------------------------------------------------------------------------
Balance, October 3, 1999                         1,898,869       8.63 to  27.59        17.15
Granted                                             80,000       2.03 to   9.38         6.87
Exercised                                             -           -   to     -            -
Forfeited                                         (302,561)      9.22 to  19.75        14.21
---------------------------------------------------------------------------------------------------
Balance, October 1, 2000                         1,676,308       2.03 to  27.59        17.19
Granted                                            681,000       1.72 to   1.80         1.73
Exercised                                             -           -   to    -            -
Forfeited                                         (693,166)      1.72 to  23.70        14.40
---------------------------------------------------------------------------------------------------
Balance, September 30, 2001                      1,664,142     $ 1.72 to $27.59       $11.90
---------------------------------------------------------------------------------------------------

These options expire at various dates through fiscal 2011. The weighted average remaining contractual life of the options outstanding at September 30, 2001 was
7.15 years. Options exercisable at September 30, 2001, October 1, 2000 and October 3, 1999 were 933,237, 875,525 and 656,159, respectively. The weighted average exercise price of the options exercisable was $17.67, $19.06 and $17.60 on September 30, 2001, October 1, 2000 and October 3, 1999, respectively. The weighted average fair market value of the Company's common stock at the date of grant was $1.73, $6.87 and $10.00 for grants made in fiscal 2001, 2000 and 1999, respectively.

The Company has elected to continue to account for stock option grants under APB Opinion No. 25 and is required to provide pro forma disclosures of what net income (loss) and earnings per share ("EPS") would have been had the Company adopted the fair value method for recognition purposes under SFAS No. 123. The following information is presented as if the Company had adopted SFAS No. 123 and restated its results:

----------------------------------------------- ---------------- ----------------- ----------------
                                                     2001              2000             1999
----------------------------------------------- ---------------- ----------------- ----------------
(Loss) Income Before Extraordinary Item:
         As reported                                 $ (157,901)         $(20,974)        $10,230
         Pro forma                                   $ (158,435)         $(21,820)         $9,182
----------------------------------------------- ---------------- ----------------- ----------------
Net (Loss) Income:
         As reported                                 $ (160,757)         $(20,974)        $10,230
         Pro forma                                   $ (161,291)         $(21,820)         $9,182
----------------------------------------------- ---------------- ----------------- ----------------
Basic EPS Before Extraordinary Item:
         As reported                                    $ (8.33)           $(1.11)         $ 0.47
         Pro forma                                      $ (8.36)           $(1.15)         $ 0.42
----------------------------------------------- ---------------- ----------------- ----------------
Diluted EPS Before Extraordinary Item:
         As reported                                    $ (8.33)           $(1.11)         $ 0.47
         Pro forma                                      $ (8.36)           $(1.15)         $ 0.42
----------------------------------------------- ---------------- ----------------- ----------------
Basic EPS:
         As reported                                    $ (8.48)           $(1.11)         $ 0.47
         Pro forma                                      $ (8.51)           $(1.15)         $ 0.42
----------------------------------------------- ---------------- ----------------- ----------------
Diluted EPS:
         As reported                                    $ (8.48)           $(1.11)         $ 0.47
         Pro forma                                      $ (8.51)           $(1.15)         $ 0.42
----------------------------------------------- ---------------- ----------------- ----------------

For the above information, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal 2001, 2000 and 1999: (i) expected volatility ranging from 20% to 48%, (ii) expected lives ranging from 4 to 7 years, (iii) risk free interest rates ranging from 4.3% to 6.6% and (iv) an expected dividend yield of 0.0% to 5.0%. The weighted average calculated value in excess of the grant value of an option granted during fiscal 2001, 2000, and 1999 under the Black-Scholes model was $0.72, $2.56 and $2.44, respectively. Because SFAS No. 123 method of accounting has not been applied to options granted prior to October 2, 1995, the above pro forma amounts may not be representative of the estimated compensation costs to be expected in future years.

The Company authorized 2,250,000 shares of common stock for the 1989 Restricted Stock Plan, which covered certain key salaried employees. This plan expired in June 1999, but allows the vesting of the 142,800 shares that were outstanding (held in trust) under the plan at September 30, 2001. These shares carry voting and dividend rights; however, sale of the shares is restricted prior to vesting. The remaining shares will vest in various increments through 2004, subject generally to continued employment. Dividend payments are made to an escrow account. The accrual for shares issued under the plan is recorded at fair market value on the date of grant with a corresponding charge to stockholders' investment representing the unearned portion of the award. The unearned portion is being amortized as compensation expense on a straight-line basis over the related vesting period. Compensation expense in fiscal 2001, 2000 and 1999 was $1,279, $1,226 and $1,449, respectively.

The Company had an employee stock ownership plan which covered the majority of U.S. full-time employees who had completed one year of service. There was no compensation expense for the plan for fiscal 2001, 2000 and 1999. The Company replaced this plan with a 401(k) defined contribution plan in fiscal 2001. The shares held by the employee stock ownership plan as of the termination date of the plan became part of the 401(k) plan. As of September 30, 2001, the 401(k) plan held 682,917 shares of the Company's common stock. These shares are considered outstanding and are included in the basic and diluted earnings per share calculations. The 401(k) plan does not allow new contributions to be invested in Company stock. Compensation expense under the 401(k) plan was $1,073 in fiscal 2001.

In June and September 1998, the Company's Board of Directors authorized the repurchase of up to an aggregate of 3,500,000 shares of the Company's common stock. As of September 30, 2001, the Company had repurchased 3,496,793 shares on the open market at an average price of $15.57. In August 1999, the Company's Board of Directors authorized the repurchase of 3,071,712 shares of the Company's stock from a beneficial owner at $9.50 per share, the fair market value at the date of the transaction. The Company's repurchases of shares were recorded as treasury stock and resulted in a reduction of stockholders' equity. The Company had an agreement with three of its directors whereby the Company might exercise a right of first refusal on the disposition of shares. As of September 30, 2001, the Company maintains this agreement with one of its directors. Pursuant to the terms of the Company's loan agreements, the Company is currently not permitted to exercise (in the absence of a waiver of, or an amendment to, such loan agreements) the foregoing right of first refusal.

The Company had an agreement with one of its directors whereby the Company would, in the event of his death prior to June 22, 2001, purchase common stock of the Company owned by the director in the amount of $2,900. The number of shares purchased would be based on the average market value of the stock for a 20-day period preceding the date of death. This agreement expired on June 22, 2001 and was not renewed.

On July 26, 2000, the Board of Directors adopted a new stockholders' rights plan to replace the then existing rights plan scheduled to expire in accordance with its terms on August 23, 2000. In connection with the adoption of such replacement rights plan, the Board declared a dividend of one preferred stock purchase right on each share of the Company's common stock outstanding on August 23, 2000. If the rights become exercisable, separate certificates evidencing the rights will be distributed and each right will entitle the holder to purchase from the Company a new series of preferred stock at a pre-defined price. The rights also contain an option to purchase shares of an acquiring company if the Company were to be acquired in certain business combinations. The preferred stock, in addition to a preferred dividend and liquidation right, will entitle the holder to vote on a pro rata basis with the Company's common stock. The rights are not exercisable until either certain changes in ownership of the Company occur or an announcement of a tender offer for at least 15% of the Company's common stock is made. Rights issued to acquiring persons or their affiliates or associates, as such terms are defined in the rights plan, may not be exercised. The rights are redeemable by the Company at a fixed price generally at any time prior to the tenth day after the occurrence of certain defined events. As of September 30, 2001, the Company had reserved 400,000 preferred shares as issuable pursuant to these rights. At the present time, the rights have no dilutive effect on the earnings per share calculation.

15.  Other Expense (Income), Net:
Other expense (income), net, for each of the fiscal years indicated was comprised of the following:

------------------------------------------------ ---------------- ----------------- ----------------
                                                      2001              2000             1999
------------------------------------------------ ---------------- ----------------- ----------------
Insurance demutualization                        $       -        $  (7,131)        $        -
Loss on equity method investments                    2,835            3,730              1,835
Currency hedging                                         -           (2,856)                 -
Insurance claim received                              (700)               -                  -
Return of shares from Hofmann acquisition           (1,232)               -                  -
Other                                                    8              (65)             1,559
------------------------------------------------ ---------------- ----------------- ----------------
Total other expense (income), net                $      911       $  (6,322)          $  3,394
------------------------------------------------ ---------------- ----------------- ----------------

During fiscal 2000, two insurance mutuals, of which the Company was a member as a policyholder, underwent demutualizations and converted to stock enterprises. As a result, the Company received stock and cash distributions. The distributions were accounted for at fair value and a gain was recognized in other income in 2000. As of October 1, 2000, all distributions had been received from these demutualizations, and all stock received had been sold and converted to cash.

16.    Comprehensive Loss:
The accumulated balances and activity for each component of Accumulated Other Comprehensive Loss are as follows:

                                                     Foreign                          Accumulated
                                                    Currency                             Other
                                                   Translation     Pension Equity    Comprehensive
                                                   Adjustment        Adjustment          Loss
------------------------------------------------ ---------------- ----------------- ----------------
Balance at September 27, 1998                       $ (7,577)     $           --       $ (7,577)
         Change in balance                            (4,036)           (666)            (4,702)
------------------------------------------------ ---------------- ----------------- ----------------
Balance at October 3, 1999                           (11,613)           (666)           (12,279)
         Change in balance                            (5,274)            389             (4,885)
------------------------------------------------ ---------------- ----------------- ----------------
Balance at October 1, 2000                         $ (16,887)         $ (277)         $ (17,164)
         Change in balance                            (2,251)         (5,133)            (7,384)
------------------------------------------------ ---------------- ----------------- ----------------
Balance at September 30, 2001                      $ (19,138)       $ (5,410)         $ (24,548)
------------------------------------------------ ---------------- ----------------- ----------------

The income tax benefits for the pension equity adjustments in fiscal 2001, 2000 and 1999 were $(3,066), $186 and $(436), respectively. No income taxes have been provided for the foreign currency translation adjustments.

17.   Earnings Per Share:
The following table reconciles basic and diluted earnings per share:

------------------------------------------ ------------ ------------------ ------------------ ------------ ------------
                                                          (Loss) Income    (Loss) Income per               Net (Loss)
                                                              Before          share before     Net (Loss)  Income per
                                              Shares    Extraordinary Item Extraordinary Item    Income       share
------------------------------------------ ------------ ------------------ ------------------ ------------ ------------
2001:
Basic EPS                                  18,961,000   $(157,901)         $  (8.33)          $(160,757)   $  (8.48)
                                                                           ---------                       ---------
Dilutive Securities:
Options and Restricted Stock                     --           --                                     --
------------------------------------------ ------------ ------------------ ------------------ ------------ ------------
Diluted EPS                                18,961,000   $(157,901)         $  (8.33)          $(160,757)   $  (8.48)
------------------------------------------ ------------ ------------------ ------------------ ------------ ------------
2000:
Basic EPS                                  18,899,000   $ (20,974)         $  (1.11)          $ (20,974)   $  (1.11)
                                                                           ---------                       ---------
Dilutive Securities:
Options and Restricted Stock                    --            --                                    --
------------------------------------------ ------------ ------------------ ------------------ ------------ ------------
Diluted EPS                                18,899,000   $ (20,974)         $  (1.11)          $ (20,974)   $  (1.11)
------------------------------------------ ------------ ------------------ ------------------ ------------ ------------
1999:
Basic EPS                                  21,952,000   $  10,230          $   0.47           $  10,230    $   0.47
                                                                           --------                        --------
Dilutive Securities:
Options and Restricted Stock                   10,000         --                                    --
                                           ------------ ------------------ ------------------ ------------ ------------
Diluted EPS                                21,962,000   $  10,230          $   0.47           $  10,230    $   0.47
------------------------------------------ ------------ ------------------ ------------------ ------------ ------------

The number of outstanding stock options and shares of restricted stock considered antidilutive for either part or all of the fiscal year and not included in the calculation of diluted net income per share for the fiscal years ended 2001, 2000, and 1999 were 1,662,142, 1,676,308 and 1,898,869, respectively. These antidilutive stock options and shares of restricted stock were outstanding at the end of each fiscal year.

18.  Segment Information:
The Company operates as a matrix-form organization comprised of business units and market sectors. The operating segments are based on markets and the Company has identified four reportable segments based on these markets: Automotive, Apparel, Home Fashions and Other.

Automotive: Fabrics produced in the Automotive segment are sold to original equipment manufacturers (OEMs) and their suppliers. These fabrics are then used in the production of seats and headliners of passenger cars, sports utility vehicles, conversion vans and light and heavy trucks. Guilford is one of the three largest producers of bodycloth in the United States and continues to be the dominant headliner fabric manufacturer in the U.S. and Europe. Guilford also has automotive fabric operations in Mexico and Brazil.

Apparel: The Apparel segment fabrics have historically been used predominantly in women's intimate apparel, ready-to-wear and swimwear garments. Other end uses included team sportswear and linings. Guilford used a wide variety of technologies to produce these fabrics, including circular knit, tricot, lace, spun warp and weft insertion, and was one of the premier producers of spandex-containing fabrics for the apparel market. Since the fourth quarter of fiscal 2000, the Company has effected the strategic realignment of its apparel operations resulting in the closing of facilities and the exit of domestic dyeing and finishing. The sector participation and volumes will dramatically decrease in fiscal 2002.

Home Fashions: The Home Fashions segment produces window curtains, knit and/or lace comforters, sheets, shower curtains, pillowcases and bedskirts sold directly to department stores, discount retailers and catalog houses. Guilford has relationships with some of America's largest retailers, and sells products under its own house brand names as well as through licensed brand agreements. This segment also produces upholstery fabrics for use in office and residential furniture, mattress ticking and window treatment applications.

Other: The remainder of Guilford's fabrics are sold for use in a broad range of industrial/specialty products, including geotextiles, medical and filtration applications and are included in the Other segment. The Company's fibers operations are also included in this segment. Guilford's extensive research and development capabilities, which includes some 40 patents, are the driving force in this highly technical segment.

The accounting policies of the reportable segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements. The Company neither allocates to the segments nor bases segment decisions on the following:

o        Interest revenue
o        Interest expense
o        Investment income

o        Income tax expense or benefit
o        Extraordinary items
o        Noncash items other than depreciation or amortization expense

Some of the Company's assets are used by multiple segments. While certain assets are identifiable by segment, an allocation of the substantial remaining assets is not meaningful.

------------------------------------------------ ------------ ------------ ------------- ----------- -------------
                                                                               Home
                                                   Apparel    Automotive     Fashions      Other        Total
------------------------------------------------ ------------ ------------ ------------- ----------- -------------
2001
External Sales                                     $186,997     $333,481      $79,292       $43,749    $643,519
Intersegment Sales                                                                          $69,196     $69,196
Restructuring Expense                               (51,516)      (3,232)     (15,281)       (1,346)    (71,375)
Operating (Loss) Profit (including restructuring)   (92,318)      12,450      (31,431)      (11,538)   (122,837)
Interest Expense                                                                                         25,292
Other Expense, net                                                                                       12,362
Loss Before Income Taxes and Extraordinary Item                                                         (160,491)
Depreciation Expense                                 19,757       16,056        6,972         9,835       52,620
------------------------------------------------ ------------ ------------ ------------- ----------- -------------

2000
External Sales                                    $ 292,467    $ 380,620     $ 95,529      $ 45,610    $ 814,226
Intersegment Sales                                                                          109,183      109,183
Restructuring Expense                               (28,643)                                             (28,643)
Operating (Loss) Profit (including restructuring)   (39,804)      24,821       (1,853)       (3,586)     (20,422)
Interest Expense                                                                                          18,882
Other Income, net                                                                                         (6,322)
Loss Before Income Taxes                                                                                 (32,982)
Depreciation Expense                                 21,024       18,170       10,257        12,185       61,636
------------------------------------------------ ------------ ------------ ------------- ----------- -------------

1999
External Sales                                     $336,511     $361,269     $111,530       $47,528    $856,838
Intersegment Sales                                                                          127,873     127,873
Operating Profit (Loss)                               3,534       29,982       (6,361)        4,992      32,147
Interest Expense                                                                                         16,598
Other Expense, net                                                                                        3,394
Income Before Income Taxes                                                                               12,155
Depreciation Expense                                 19,855       18,591       10,641        12,782      61,869
------------------------------------------------ ------------ ------------ ------------- ----------- -------------

19.   Geographic Information:
The accompanying financial statements include the following amounts related to the operations of the Company's subsidiaries in United Kingdom, Mexico and
Brazil:

------------------------------------------------ ---------------- ----------------- ----------------
                                                      2001              2000             1999
------------------------------------------------ ---------------- ----------------- ----------------
Net sales to unaffiliated customers:
      United States                               $500,402         $654,290          $705,628
      United Kingdom                                74,729           96,095           108,394
      Mexico                                        60,303           60,272            40,637
      Brazil                                         8,085            3,569             2,179
------------------------------------------------ ---------------- ----------------- ----------------
         Total net sales                          $643,519         $814,226          $856,838
------------------------------------------------ ---------------- ----------------- ----------------


Long-lived assets:
      United States                               $201,141         $239,639
      United Kingdom                                22,863           28,212
      Mexico                                        68,836           44,391
      Brazil                                         2,022            3,577
------------------------------------------------ ---------------- -----------------
         Total long-lived assets                  $294,862         $315,819
------------------------------------------------ ---------------- -----------------

                              Guilford Mills, Inc.

                                   SCHEDULE II
                                    Analysis of Valuation and Qualifying
                     Accounts For the Years Ended September 30, 2001, October 1, 2000 and October 3, 1999
                                 (In Thousands)

                                                                     Additions
                                                    Balance         Charged to                                        Balance
                                                   Beginning         Cost and                                           End
                                                   of Period         Expenses         Deductions        Other        of Period
                                                 --------------    --------------    --------------    --------    -------------
                                                                                          (1)            (2)
For the Year Ended October 3, 1999:
     Reserve deducted from assets to
     which it applies -
         Allowance for doubtful
         accounts...........................           $9,450         $15,344            $(7,442)        $ 41         $17,393
                                                   ============    ============      =============    =========     ============

     Restructuring reserve..................           $2,676         $    --            $(2,676)        $ --         $    --
                                                   ============    ============      =============    =========     ============

For the Year Ended October 1, 2000:
     Reserve deducted from assets to
     which it applies -
         Allowance for doubtful
         accounts...........................          $17,393         $18,136           $(24,396)        $(53)        $11,080
                                                   ============    ============      =============    =========     ============

     Restructuring reserve..................          $    --         $11,373           $ (2,105)        $ --          $9,268
                                                   ============    ============      =============    =========     ============

For the Year Ended September 30, 2001:
     Reserve deducted from assets to
     which it applies -
         Allowance for doubtful
         accounts...........................          $11,080         $18,261           $(18,336)        $(38)        $10,967
                                                   ============    ============      =============    =========     ============

     Restructuring reserve..................          $ 9,268         $14,503           $(21,817)        $ --         $ 1,954
                                                   ============    ============      =============    =========     ============

(1) Deductions are for the purpose for which the reserve was created. Fiscal 1999 includes reversal of $470 of excess reserve into income.

(2)      Other amounts represent the effect of exchange rate fluctuations.

QUARTERLY INFORMATION (UNAUDITED)
(in thousands except per share amounts)


The following summarizes the unaudited quarterly results of operations for the years ended September 30, 2001 and October 1, 2000:

------------------------------------------------ ---------------- ----------------- ---------------- -----------------
2001 Quarter:                                         First            Second             Third            Fourth
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
Net sales                                           $173,558          $166,343         $158,098          $145,520
Gross profit (loss)                                   19,586             8,635            6,088           (3,497)
Loss before extraordinary item                       (7,652)          (16,901)         (20,353)         (112,995)
Net loss                                             (7,652)          (16,901)         (23,209)         (112,995)
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
Net loss per share before
   extraordinary item:
      Basic                                             (.40)            (.89)            (1.06)           (6.07)
      Diluted                                           (.40)            (.89)            (1.06)           (6.07)
Net loss per share:
      Basic                                             (.40)            (.89)            (1.21)           (6.07)
      Diluted                                           (.40)            (.89)            (1.21)           (6.07)
------------------------------------------------ ---------------- ----------------- ---------------- -----------------


------------------------------------------------ ---------------- ----------------- ---------------- -----------------
2000 Quarter:
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
Net sales                                           $206,502          $211,089         $211,678          $184,957
Gross profit                                          30,939            32,776           26,130            15,568
Net income (loss)                                      3,027             2,774           (2,597)          (24,178)
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
Net income (loss) per share:
  Basic                                                  .16              .15              (.14)           (1.28)
  Diluted                                                .16              .15              (.14)           (1.28)
------------------------------------------------ ---------------- ----------------- ---------------- -----------------

Net loss for the third quarter of 2001 was reported as $20,353 in the Company's Form 10-Q that was filed with the Securities and Exchange Commission on August 15, 2001, while the similar amount in the table above is $23,209. The difference of $2,856 represents a non-cash extraordinary loss (net of income tax benefit of $1,869) related to a third quarter amendment to the Company's senior notes that, among other things, increased the interest rate on those notes from 7.91% to
11.0 %. The extraordinary loss was discovered during the year-end closing process and was determined in accordance with Emerging Issues Task Force Issue No. 96-19 and represents the write-off of unamortized deferred loan costs, as the principal amounts of the debt were not changed. The July 1, 2001 balance sheet included in the Company's third quarter Form 10-Q reflects overstatements in other assets of $4,725, long-term deferred tax liabilities of $1,869 and retained earnings of $2,856 related to this extraordinary item.






Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from the Registrant's definitive proxy statement, which involves the election of directors, to be filed with the Commission pursuant to Regulation 14A, or if such proxy statement is not filed with the Commission on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.

     Executive Officers of the Registrant (as of December 14, 2001)

Name                          Age    Office or Business Experience
----                          ---    -----------------------------
Charles A. Hayes              66     Chairman of the Board (since 1976);  Chief Executive  Officer (from 1976 to 1999);
                                     President and Chief Operating Officer (from 1991 to 1995)

John A. Emrich                57     Member of the Board of  Directors  (since  1995);  President  and Chief  Executive
                                     Officer (since 2000);  President and Chief Operating  Officer (from 1995 to 1999);
                                     Senior Vice President and President/Automotive  Business Unit (from 1993 to 1995);
                                     Vice  President/Planning  and Vice  President/Operations  for the Apparel and Home
                                     Fashions Business Unit (from 1991 to 1993).

Don A. Alexander              41     Vice  President/Technology  (since  1999);  Director  of  Research,  Institute  of
                                     Textile Technology (from 1987 to 1999).


Mark E. Cook                  42     Treasurer (since 1997);  Director of Corporate  Finance,  Worthington  Industries,
                                     Inc. (from 1995 to 1997);  Director of Corporate  Finance,  Blount  International,
                                     Inc. (from 1989 to 1995).

Nathan M. Dry                 56     Vice  President  (since 1999);  Vice  President/Product  Development  and Research
                                     (from 1997 to 1999);  President of Dyeing and Printing Lumberton,  Inc. (from 1990 to 1996).

Robert A. Emken, Jr.          38     General  Counsel and  Secretary  (since  1999);  Associate  Counsel  (from 1991 to
                                     1999); Associate, Womble Carlyle Sandridge & Rice, PLLC (from 1988 to 1991).

Richard E. Novak              58     Vice  President/Human  Resources (since 1996);  Principal of Nova Consulting Group
                                     (from  1994 to 1996);  Senior  Vice  President/Human  Resources  of  Joseph  Horne
                                     Company, Inc. (from 1987 to 1994).

Christopher J. Richard        45     Senior Vice President (since 1999); Vice President (from 1998 to 1999) and
                                     President/U.S. Automotive (since 1997); Vice President of Sales and Marketing,
                                     Garden State Tanning (from 1994 to 1997); holder of various executive positions with Collins & Aikman Corp. (from 1983 to 1994).

David B. Schweibold           51     Vice President/Information Systems (since 2000); Vice President and Chief
                                     Information Officer, Celotex Corp. (from 1997 to 2000); Director of Information
                                     Systems, Raytheon Corp. (from 1995 to 1997).


Kim A. Thompson               43     Vice President and Chief Financial Officer (since 2000); Vice  President/Corporate
                                     Controller  (from 1997 to 2000);  Director of  Financial  Reporting  (from 1994 to
                                     1997);  holder of various executive  positions with Collins and Aikman Corp. (from
                                     1980 to 1994).

No family relationships exist between any executive officers of the Company.


Item 11.  Executive Compensation

The information required by this item is incorporated by reference from the Registrant's definitive proxy statement, which involves the election of directors, to be filed with the Commission pursuant to Regulation 14A, or if such proxy statement is not filed with the Commission on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference from the Registrant's definitive proxy statement, which involves the election of directors, to be filed with the Commission pursuant to Regulation 14A, or if such proxy statement is not filed with the Commission on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.

Item 13.  Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the Registrant's definitive proxy statement, which involves the election of directors, to be filed with the Commission pursuant to Regulation 14A, or if such proxy statement is not filed with the Commission on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as a part of this report:

         1.       Financial Statements

                  See Item 8 of Part II

         2.       Financial Statement Schedules

                  See Item 8 of Part II

         3.       Exhibits

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

(4) (b) Certificate of Amendment to the Designation of Series A Junior Participating Preferred Stock of Guilford Mills, Inc. (incorporated by reference to Exhibit (4)(b) to the Company's Annual Report of Form 10-K for the fiscal year ended October 1, 2000 (the "10/1/00 10-K")).

(4) (c) Form of Amended and Restated Note Agreement, dated November 6, 2000, entered into by and between Guilford Mills, Inc. and each of the purchasers named in the purchasers' schedule thereto (incorporated by reference to Exhibit 4.1 to the Company' Current Report on Form 8-K filed with the SEC on November 16, 2000 (the "11/16/00 8-K")).

(4) (d) First Amendment to Amended and Restated Note Agreement and Waiver, dated May 16, 2001, among Guilford Mills, Inc. and the purchasers of the notes (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on May 18, 2001 (the "5/18/01 8-K")).

(4) (e) Amendment and Waiver under Note Agreement, dated as of August 13, 2001, among the Company and the purchasers of the notes (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on August 30, 2001 (the "8/30/01 8-K")).

(4) (f) Amendment and Waiver under Note Agreement, dated as of October 31, 2001, among the Company and the purchasers of the notes (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on November 5, 2001 (the "11/5/01 8-K")).

(4) (g) Amendment and Waiver under Note Agreement, dated as of December 17, 2001, among the Company and the purchasers of the notes (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on December 21, 2001 (the "12/21/01 8-K")).

(4) (h) Amendment and Waiver under Note Agreement, dated as of January 7, 2002, among the Company and the purchasers of the notes (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on January 9, 2002 (the "01/09/02 8-K")).

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

(10) (g)*             Amendment to the 1991 Plan (incorporated by reference to
                      Exhibit (10)(d) to the 7/4/99 10-Q).

(10) (h)*             Amendment to the 1991 Plan (incorporated by reference to
                      Exhibit (10) to the 1/2/00 10-Q).

(10) (i)*             Amendment to the 1991 Plan (incorporated by reference to
                      Exhibit (10)(a) to the Company's Quarterly Report on Form
                      10-Q for the fiscal quarter ended April 1, 2001 (the
                      "4/1/01 10-Q")).

(10) (j)*             Form of Stock Option Contract for key employees in the
                      1991 Plan (relating to incentive stock options)
                      (incorporated by reference to Exhibit 28 (b) to the Form
                      S-8).

(10) (k)*             Form of Stock Option Contract for Director participants in the 1991 Plan (incorporated by reference to Exhibit 28 (d) to the Form S-8).

(10) (l)*             Form of Stock Option Contract between the Company and
                      certain of its officers pursuant to the 1991 Plan
                      (incorporated by reference to Exhibit (10) (b) to the Quarterly Report on Form 10-Q for the fiscal quarter ended
                      June 29, 1997 (the "6/29/97 10-Q")).

(10) (m)*             Guilford Mills, Inc. 1989 Restricted Stock Plan (the
                      "Restricted Plan") (incorporated by reference to Exhibit
                      10 (b) (2) to the 1990 Annual Report).

(10) (n)*             Amendment to the Restricted Plan (incorporated by
                      reference to Exhibit (10) (g) to the Annual Report on Form
                      10-K for the fiscal year ended October 2, 1994 (the "1994
                      Annual Report")).

(10) (o)*             Amendment to the Restricted Plan (incorporated by
                      reference to Exhibit (10) (b) to the 3/30/97 10-Q).

(10) (p)*             Form of Restricted Stock Agreement between the Company and certain of its officers pursuant to the Restricted Plan
                      (incorporated by reference to Exhibit (10) (a) to the 6/29/97 10-Q).

(10) (q)*             Amended and Restated Phantom Stock Agreement between the
                      Company and Charles A. Hayes dated September 21, 1994
                      (incorporated by reference to Exhibit (10) (m) to the 1994
                      Annual Report).

(10) (r)*             Guilford Mills, Inc. Non-Employee Director Stock Plan (the
                      "Director Plan") (incorporated by reference to Exhibit
                      (10) (b) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2000).

(10) (s)*             Amendments to the Director Plan (incorporated by reference to Exhibit (10) (b) to the 4/1/01 10-Q.)

(10) (t)*             Form of Executive Retirement and Death Benefit Agreements
                      between the Company and certain of its executive officers and key employees (incorporated by reference to Exhibit
                      (10) (d) (1) to the 1990 Annual Report).

(10) (u)*             Form of Pension and Death Benefit Agreement between the
                      Company and certain of its executive officers and key employees (incorporated by reference to Exhibit (10) (d)
                      (2) to the 1990 Annual Report).

(10) (v)*             Guilford Mills, Inc. Excess Benefit Plan (incorporated by
                      reference to Exhibit (10) (a) to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 1996
                      ("12/29/96 10-Q")).

(10) (w)*             First Amendment to the Guilford Mills, Inc. Excess Benefit
                      Plan.

(10) (x)*             Guilford Mills, Inc. Amended and Restated Trust for
                      Non-Qualified Plans, dated as of February 16, 2001.

(10) (y)*             Guilford Mills, Inc. Executive Deferred Compensation Plan,
                      dated as of February 12, 2001.

(10) (z)*             Guilford Mills, Inc. Senior Managers' Life Insurance Plan
                      and related Plan Agreement (incorporated by reference to Exhibit (10) (r) to the Annual Report on Form 10-K for the fiscal year ended June 28, 1992 ("1992 Annual Report")).

(10) (a)(a)*          Guilford Mills, Inc. Senior Managers' Pre-Retirement Life
                      Insurance Agreement (incorporated by reference to Exhibit
                      (10) (s) to the 1992 Annual Report).

(10) (b)(b)*          Guilford Mills, Inc. Senior Managers' Supplemental
                      Retirement Plan and related Plan Agreement (incorporated by reference to Exhibit (10) (t) to the 1992 Annual
                      Report).

(10) (c)(c)*          Form of Severance Agreement between the Company and
                      certain of its officers (incorporated by reference to Exhibit (10) (b) to the 7/2/00 10-Q).

(10) (d)(d)*          Form of Severance Agreement between the Company and
                      certain of its employees (incorporated by reference to Exhibit (10) (c) to the 7/2/00 10-Q).

(10) (e)(e)*          Severance Agreement dated August 17, 2001 between the
                      Company and Byron J. McCutchen.

(10) (f)(f)           Stockholders' Agreement, dated as of June 22, 1990, by and among the Company, Charles A. Hayes, George Greenberg and
                      Maurice Fishman (the "1990 Stockholders' Agreement")
                      (incorporated by reference to Exhibit (10) (f) to the 1990
                      Annual Report).

(10) (g)(g)           Amendment, dated January 1, 1995, to the 1990
                      Stockholders' Agreement (incorporated by reference to Exhibit (10) (b)(b) to the 1995 Annual Report).

(10) (h)(h)           Second Amendment, dated June 22, 1995, to the 1990
                      Stockholders' Agreement (incorporated by reference to Exhibit (10)(c)(c) to the 1995 Annual Report).

(10) (i)(i)           Third Amendment, dated May 23, 1997, to the 1990
                      Stockholders' Agreement (incorporated by reference to Exhibit (10)(d) to the 6/29/97 10-Q).

(10) (j)(j)           Fourth Amendment, dated June 22, 1999, to the 1990
                      Stockholders' Agreement (incorporated by reference to Exhibit (10)(c) to the 7/4/99 10-Q).

(10) (k)(k)           Fifth Amendment, dated June 22, 2001, to the 1990
                      Stockholders' Agreement.

(10) (l)(l)*          Management Compensation Trust Agreement between the
                      Company and North Carolina Trust Company dated July 1,
                      1991 (incorporated by reference to Exhibit (10) (y) to the 1992 Annual Report).

(10) (m)(m)*          Amendment to the Management Compensation Trust Agreement
                      between the Company and North Carolina Trust Company dated
                      April 1, 1992 (incorporated by reference to Exhibit (10)
                      (z) to the 1992 Annual Report).

(10) (n)(n)           First Amendment to Revolving Credit Agreement, dated
                      November 6, 2000, among the Company and the banks listed therein (incorporated by reference to Exhibit 10.1 to the 11/16/00 8-K).

(10) (o)(o)           Second Amendment to and Waiver under Credit Agreement,
                      dated as of May 15, 2001, among the Company and the banks listed therein (incorporated by reference to Exhibit 10.1 to the 5/18/01 8-K).

(10) (p)(p)           Third Amendment to Credit Agreement, dated as of June 29,
                      2001, among the Company and the banks listed therein
                      (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2001 (the "7/1/01 10-Q")).

(10) (q)(q)           Fourth Amendment to Credit Agreement, dated as of July 31,
                      2001, among the Company and the banks listed therein
                      (incorporated by reference to Exhibit 10(b) to the 7/1/01
                      10-Q).

(10) (r)(r)           Fifth Amendment to Credit Agreement, dated as of August 7,
                      2001, among the Company and the banks listed therein
                      (incorporated by reference to Exhibit 10(c) to the 7/1/01
                      10-Q).

(10) (s)(s)           Sixth Amendment to and Waiver Under Credit Agreement,
                      dated August 13, 2001, among the Company and the banks listed therein (incorporated by reference to Exhibit 10.1 to the 8/30/01 8-K).

(10) (t)(t)           Seventh Amendment to and Limited Waiver Under Credit
                      Agreement, dated October 31, 2001, among the Company and the banks listed therein (incorporated by reference to Exhibit 10.1 to the 11/05/01 8-K).

(10) (u)(u)           Eighth Amendment to and Limited Waiver Under Credit
                      Agreement, dated as of December 17, 2001, among the Company and the banks listed therein (incorporated by reference to Exhibit 10.1 to the 12/21/01 8-K).

(10) (v)(v)           Ninth Amendment to and Limited Waiver Under Credit
                      Agreement, dated as of January 7, 2002, among the Company and the banks listed therein (incorporated by reference to Exhibit 10.1 to the 01/09/02 8-K).

(10) (w)(w)           Agreement, dated June 22, 2001, between the Company and
                      Bruno Hofmann (incorporated by reference to Exhibit 10(d) to the 7/1/01 10-Q.)

(10) (x)(x)           Stock Purchase Agreement, dated August 6, 1999, between
                      Victor Posner and Guilford Mills, Inc. (incorporated by reference to Exhibit (10) (u)(u) to the Company's Annual
                      Report on Form 10-K for the fiscal year ended October 3,
                      1999).

(21)                  Subsidiaries of the Registrant.

(23)                  Consent of Independent Public Accountants

*Items denoted with an asterisk represent management contracts or compensatory plans or arrangements.

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on August 30, 2001, reporting the amendment of the Company's revolving credit and senior note agreements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               GUILFORD MILLS, INC.

                                               By:  Kim A. Thompson
                                                    --------------------------
                                                    Kim A. Thompson
                                                    Vice President and Chief
                                                    Financial Officer

Dated: January 15, 2002

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

                  SIGNATURE                                               TITLE                                      DATE
                  ---------                                               -----                                      ----

Charles A. Hayes                                    Chairman of the Board of Directors                         January 15, 2002
----------------------------------------------
Charles A. Hayes

                                                    Director; President and Chief Executive
                                                    Officer
John A. Emrich                                      (Principal Executive Officer)                              January 15, 2002
----------------------------------------------
John A. Emrich

                                                    Vice  President and Chief Financial Officer
Kim A. Thompson                                     (Principal Financial and Accounting Officer)               January 15, 2002
----------------------------------------------
Kim A. Thompson


Tomokazu Adachi                                      Director                                                   January 15, 2002
----------------------------------------------
Tomokazu Adachi


Paul G. Gillease                                     Director                                                   January 15, 2002
----------------------------------------------
Paul G. Gillease


Stephen C. Hassenfelt                                Director                                                   January 15, 2002
----------------------------------------------
Stephen C. Hassenfelt


Sherry R. Jacobs                                     Director                                                   January 15, 2002
----------------------------------------------
Sherry R. Jacobs


                                                     Director
----------------------------------------------
Grant M. Wilson


                                                     Director
----------------------------------------------
Jacobo Zaidenweber

                                  EXHIBIT INDEX

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

(4) (b) Certificate of Amendment to the Designation of Series A Junior Participating Preferred Stock of Guilford Mills, Inc. (incorporated by reference to Exhibit (4)(b) to the Company's Annual Report of Form 10-K for the fiscal year ended October 1, 2000 (the "10/1/00 10-K")).

(4) (c) Form of Amended and Restated Note Agreement, dated November 6, 2000, entered into by and between Guilford Mills, Inc. and each of the purchasers named in the purchasers' schedule thereto (incorporated by reference to Exhibit 4.1 to the Company' Current Report on Form 8-K filed with the SEC on November 16, 2000 (the "11/16/00 8-K")).

(4) (d) First Amendment to Amended and Restated Note Agreement and Waiver, dated May 16, 2001, among Guilford Mills, Inc. and the purchasers of the notes (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on May 18, 2001 (the "5/18/01 8-K")).

(4) (e) Amendment and Waiver under Note Agreement, dated as of August 13, 2001, among the Company and the purchasers of the notes (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on August 30, 2001 (the "8/30/01 8-K")).

(4) (f) Amendment and Waiver under Note Agreement, dated as of October 31, 2001, among the Company and the purchasers of the notes (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on November 5, 2001 (the "11/5/01 8-K")).

(4) (g) Amendment and Waiver under Note Agreement, dated as of December 17, 2001, among the Company and the purchasers of the notes (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on December 21, 2001 (the "12/21/01 8-K")).

(4) (h) Amendment and Waiver under Note Agreement, dated as of January 7, 2002, among the Company and the purchasers of the notes (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on January 9, 2002 (the "01/09/02 8-K")).

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

(10) (g)*             Amendment to the 1991 Plan (incorporated by reference to
                      Exhibit (10)(d) to the 7/4/99 10-Q).

(10) (h)*             Amendment to the 1991 Plan (incorporated by reference to
                      Exhibit (10) to the 1/2/00 10-Q).

(10) (i)*             Amendment to the 1991 Plan (incorporated by reference to
                      Exhibit (10)(a) to the Company's Quarterly Report on Form
                      10-Q for the fiscal quarter ended April 1, 2001 (the
                      "4/1/01 10-Q")).

(10) (j)*             Form of Stock Option Contract for key employees in the
                      1991 Plan (relating to incentive stock options)
                      (incorporated by reference to Exhibit 28 (b) to the Form
                      S-8).

(10) (k)*             Form of Stock Option Contract for Director participants in the 1991 Plan (incorporated by reference to Exhibit 28 (d) to the Form S-8).

(10) (l)*             Form of Stock Option Contract between the Company and
                      certain of its officers pursuant to the 1991 Plan
                      (incorporated by reference to Exhibit (10) (b) to the Quarterly Report on Form 10-Q for the fiscal quarter ended
                      June 29, 1997 (the "6/29/97 10-Q")).

(10) (m)*             Guilford Mills, Inc. 1989 Restricted Stock Plan (the
                      "Restricted Plan") (incorporated by reference to Exhibit
                      10 (b) (2) to the 1990 Annual Report).

(10) (n)*             Amendment to the Restricted Plan (incorporated by
                      reference to Exhibit (10) (g) to the Annual Report on Form
                      10-K for the fiscal year ended October 2, 1994 (the "1994
                      Annual Report")).

(10) (o)*             Amendment to the Restricted Plan (incorporated by
                      reference to Exhibit (10) (b) to the 3/30/97 10-Q).

(10) (p)*             Form of Restricted Stock Agreement between the Company and certain of its officers pursuant to the Restricted Plan
                      (incorporated by reference to Exhibit (10) (a) to the 6/29/97 10-Q).

(10) (q)*             Amended and Restated Phantom Stock Agreement between the
                      Company and Charles A. Hayes dated September 21, 1994
                      (incorporated by reference to Exhibit (10) (m) to the 1994
                      Annual Report).

(10) (r)*             Guilford Mills, Inc. Non-Employee Director Stock Plan (the
                      "Director Plan") (incorporated by reference to Exhibit
                      (10) (b) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2000).

(10) (s)*             Amendments to the Director Plan (incorporated by reference to Exhibit (10) (b) to the 4/1/01 10-Q.)

(10) (t)*             Form of Executive Retirement and Death Benefit Agreements
                      between the Company and certain of its executive officers and key employees (incorporated by reference to Exhibit
                      (10) (d) (1) to the 1990 Annual Report).

(10) (u)*             Form of Pension and Death Benefit Agreement between the
                      Company and certain of its executive officers and key employees (incorporated by reference to Exhibit (10) (d)
                      (2) to the 1990 Annual Report).

(10) (v)*             Guilford Mills, Inc. Excess Benefit Plan (incorporated by
                      reference to Exhibit (10) (a) to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 1996
                      ("12/29/96 10-Q")).

(10) (w)*             First Amendment to the Guilford Mills, Inc. Excess Benefit
                      Plan.

(10) (x)*             Guilford Mills, Inc. Amended and Restated Trust for
                      Non-Qualified Plans, dated as of February 16, 2001.

(10) (y)*             Guilford Mills, Inc. Executive Deferred Compensation Plan,
                      dated as of February 12, 2001.

(10) (z)*             Guilford Mills, Inc. Senior Managers' Life Insurance Plan
                      and related Plan Agreement (incorporated by reference to Exhibit (10) (r) to the Annual Report on Form 10-K for the fiscal year ended June 28, 1992 ("1992 Annual Report")).

(10) (a)(a)*          Guilford Mills, Inc. Senior Managers' Pre-Retirement Life
                      Insurance Agreement (incorporated by reference to Exhibit
                      (10) (s) to the 1992 Annual Report).

(10) (b)(b)*          Guilford Mills, Inc. Senior Managers' Supplemental
                      Retirement Plan and related Plan Agreement (incorporated by reference to Exhibit (10) (t) to the 1992 Annual
                      Report).

(10) (c)(c)*          Form of Severance Agreement between the Company and
                      certain of its officers (incorporated by reference to Exhibit (10) (b) to the 7/2/00 10-Q).

(10) (d)(d)*          Form of Severance Agreement between the Company and
                      certain of its employees (incorporated by reference to Exhibit (10) (c) to the 7/2/00 10-Q).

(10) (e)(e)*          Severance Agreement dated August 17, 2001 between the
                      Company and Byron J. McCutchen.

(10) (f)(f)           Stockholders' Agreement, dated as of June 22, 1990, by and among the Company, Charles A. Hayes, George Greenberg and
                      Maurice Fishman (the "1990 Stockholders' Agreement")
                      (incorporated by reference to Exhibit (10) (f) to the 1990
                      Annual Report).

(10) (g)(g)           Amendment, dated January 1, 1995, to the 1990
                      Stockholders' Agreement (incorporated by reference to Exhibit (10) (b)(b) to the 1995 Annual Report).

(10) (h)(h)           Second Amendment, dated June 22, 1995, to the 1990
                      Stockholders' Agreement (incorporated by reference to Exhibit (10)(c)(c) to the 1995 Annual Report).

(10) (i)(i)           Third Amendment, dated May 23, 1997, to the 1990
                      Stockholders' Agreement (incorporated by reference to Exhibit (10)(d) to the 6/29/97 10-Q).

(10) (j)(j)           Fourth Amendment, dated June 22, 1999, to the 1990
                      Stockholders' Agreement (incorporated by reference to Exhibit (10)(c) to the 7/4/99 10-Q).

(10) (k)(k)           Fifth Amendment, dated June 22, 2001, to the 1990
                      Stockholders' Agreement.

(10) (l)(l)*          Management Compensation Trust Agreement between the
                      Company and North Carolina Trust Company dated July 1,
                      1991 (incorporated by reference to Exhibit (10) (y) to the 1992 Annual Report).

(10) (m)(m)*          Amendment to the Management Compensation Trust Agreement
                      between the Company and North Carolina Trust Company dated
                      April 1, 1992 (incorporated by reference to Exhibit (10)
                      (z) to the 1992 Annual Report).

(10) (n)(n)           First Amendment to Revolving Credit Agreement, dated
                      November 6, 2000, among the Company and the banks listed therein (incorporated by reference to Exhibit 10.1 to the 11/16/00 8-K).

(10) (o)(o)           Second Amendment to and Waiver under Credit Agreement,
                      dated as of May 15, 2001, among the Company and the banks listed therein (incorporated by reference to Exhibit 10.1 to the 5/18/01 8-K).

(10) (p)(p)           Third Amendment to Credit Agreement, dated as of June 29,
                      2001, among the Company and the banks listed therein
                      (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2001 (the "7/1/01 10-Q")).

(10) (q)(q)           Fourth Amendment to Credit Agreement, dated as of July 31,
                      2001, among the Company and the banks listed therein
                      (incorporated by reference to Exhibit 10(b) to the 7/1/01
                      10-Q).

(10) (r)(r)           Fifth Amendment to Credit Agreement, dated as of August 7,
                      2001, among the Company and the banks listed therein
                      (incorporated by reference to Exhibit 10(c) to the 7/1/01
                      10-Q).

(10) (s)(s)           Sixth Amendment to and Waiver Under Credit Agreement,
                      dated August 13, 2001, among the Company and the banks listed therein (incorporated by reference to Exhibit 10.1 to the 8/30/01 8-K).

(10) (t)(t)           Seventh Amendment to and Limited Waiver Under Credit
                      Agreement, dated October 31, 2001, among the Company and the banks listed therein (incorporated by reference to Exhibit 10.1 to the 11/05/01 8-K).

(10) (u)(u)           Eighth Amendment to and Limited Waiver Under Credit
                      Agreement, dated as of December 17, 2001, among the Company and the banks listed therein (incorporated by reference to Exhibit 10.1 to the 12/21/01 8-K).

(10) (v)(v)           Ninth Amendment to and Limited Waiver Under Credit
                      Agreement, dated as of January 7, 2002, among the Company and the banks listed therein (incorporated by reference to Exhibit 10.1 to the 01/09/02 8-K).

(10) (w)(w)           Agreement, dated June 22, 2001, between the Company and
                      Bruno Hofmann (incorporated by reference to Exhibit 10(d) to the 7/1/01 10-Q.)

(10) (x)(x)           Stock Purchase Agreement, dated August 6, 1999, between
                      Victor Posner and Guilford Mills, Inc. (incorporated by reference to Exhibit (10) (u)(u) to the Company's Annual
                      Report on Form 10-K for the fiscal year ended October 3,
                      1999).

(21)                  Subsidiaries of the Registrant.

(23)                  Consent of Independent Public Accountants

*Items denoted with an asterisk represent management contracts or compensatory plans or arrangements.