Form 10-K/A
period 2001-09-30
GUILFORD MILLS INC
filed 2002-01-28
CIK 44471

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-K/A
                                (Amendment No. 1)

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
[X]  OF THE SECURITIES EXCHANGE ACT OF 1934               [ ]  OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended September 30, 2001              For the transition period from _______ to _______

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


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (336) 316-4000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of Each Class                              Name of Each Exchange on which Registered
- -------------------                              -----------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant at November 15, 2001 (a total of 16,887,485 shares of common stock), computed by reference to the last reported sale price ($0.60) of the Registrant's common stock on the New York Stock Exchange on such date: $10,132,491.

Number of shares of the Registrant's common stock outstanding as of December 15, 2001: 18,627,076.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Guilford Mills, Inc. (the "Company"), amends and restates in their entirety Items 10, 11, 12 and 13 of Part III.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors
- ---------

The Board of Directors is divided into three classes. The directors of each class are elected by the holders of common stock, par value $0.02 per share ("Common Stock"), at the annual meeting of stockholders in the year in which the term of such class expires and will serve thereafter for three years.

The following table sets forth certain information with respect to each director. Except as otherwise indicated, each such person has held his or her present principal occupation for the past five years and references to executive offices held are with the Company:

Name                             Age (1)      Principal Occupation and Business Experience                          Director Since
- ----                             --------     --------------------------------------------                          --------------
Class of Directors
Whose Term Expires
at Annual Meeting
After 2001 Fiscal Year
- -------------------------

Paul G. Gillease                 69           Consultant to the Company (from 1993 to 1996); Vice President              1993
                                              and General Manager, DuPont Nylon, a division of E.I. du
                                              Pont de Nemours and Company, Inc. (from 1992 to 1993);
                                              Director of Pillowtex Corp. and Galey & Lord, Inc.

Stephen C. Hassenfelt            52           Chairman of U. S. Trust Company of North Carolina and Chief                1989
                                              Operating Officer of Investment of U.S. Trust Company of
                                              New York (since 2002); Chairman and Chief Executive Officer of
                                              U. S. Trust Company of North Carolina (from 1999 to 2002); for more than five years prior thereto, Chairman and Chief
                                              Executive Officer of North Carolina Trust Company

Charles A. Hayes                 67           Chairman of the Board (since 1976); Chief Executive Officer                1963
                                              (from 1976 to 1999); President and Chief Operating
                                              Officer (from 1991 to 1995)


Name                             Age (1)      Principal Occupation and Business Experience                          Director Since
- ----                             --------     --------------------------------------------                          --------------

Class of Directors
Whose Term Expires
at Annual Meeting
After 2002 Fiscal Year
- -------------------------

John A. Emrich                   57           President and Chief Executive Officer (since 2000); President              1995
                                              and Chief Operating Officer (from 1995 to 1999); Senior
                                              Vice President and President/Automotive Business Unit (from
                                              1993 to 1995); Vice President/Planning and Vice
                                              President/Operations for the Apparel and Home Fashions
                                              Business Unit (from 1991 to 1993)

Sherry R. Jacobs                 58           Attorney and advisor to educational organizations (since                   1983
                                              1994); Secretary and acting General Counsel (from 1994 to
                                              1999); Managing Director, Pencil, Inc., an educational
                                              foundation (from 1995 to 1997)

Class of Directors
Whose Term Expires
at Annual Meeting
After 2003 Fiscal Year
- -------------------------

Tomokazu Adachi                  60           President of Japan Tech, Inc (since 1982), an importer of                  1990
                                              textile machinery and equipment

Grant M. Wilson                  61           Chairman of Cohasset Capital Corporation (since 1983), a                   1997
                                              financial and managerial services firm

Dr. Jacobo Zaidenweber (2)       72           Chairman of the Board of Grupo Ambar, S.A. de C.V. (since                  1995
                                              1965), a subsidiary of the Company; Chairman of the Board
                                              of Encajes Mexicano, S.A. de C.V. (since 1992), a textile
                                              manufacturer



- --------------------
(1)  As of January 25, 2002
(2) Pursuant to the terms of the Company's retirement policy for directors, Dr. Zaidenweber will retire from the board of directors effective with the Company's next Annual Meeting of Stockholders.


Executive Officers
- ------------------

The following table sets forth certain information with regard to the executive officers of the Company (other than Charles A. Hayes and John A. Emrich, each of whom also serves as a director of the Company and whose information is set forth above).

Name                         Age (1)        Office or Business Experience
- ----                         -------        -----------------------------

Don A. Alexander             41             Vice President/Technology (since
                                            1999); Director of Research,
                                            Institute of Textile Technology
                                            (from 1987 to 1999).

Mark E. Cook                 42             Treasurer (since 1997); Director of
                                            Corporate Finance, Worthington
                                            Industries, Inc. (from 1995 to
                                            1997); Director of Corporate
                                            Finance, Blount International, Inc.
                                            (from 1989 to 1995).

Name                         Age (1)        Office or Business Experience
- ----                         -------        -----------------------------

Robert A. Emken, Jr.         38             General Counsel and Secretary (since
                                            1999); Associate Counsel (from 1991
                                            to 1999); Associate, Womble Carlyle
                                            Sandridge & Rice, PLLC (from 1988 to
                                            1991).

Richard E. Novak             58             Vice President/Human Resources
                                            (since 1996); Principal of Nova
                                            Consulting Group (from 1994 to
                                            1996); Senior Vice President/Human
                                            Resources of Joseph Horne Company,
                                            Inc. (from 1987 to 1994).

Christopher J. Richard       45             Senior Vice President (since 1999);
                                            Vice President (from 1998 to 1999)
                                            and President/U.S. Automotive (since
                                            1997); Vice President of Sales and
                                            Marketing, Garden State Tanning
                                            (from 1994 to 1997); holder of
                                            various executive positions with
                                            Collins & Aikman Corp. (from 1983 to
                                            1994).

David B. Schweibold          51             Vice President/Information Systems
                                            (since 2000); Vice President and
                                            Chief Information Officer, Celotex
                                            Corp. (from 1997 to 2000); Director
                                            of Information Systems, Raytheon
                                            Corp. (from 1995 to 1997).

Kim A. Thompson              43             Vice President and Chief Financial
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

- --------------------
(1) As of December 14, 2001


There are no family relationships among any of the directors and officers of the Company.


Section 16(a) Beneficial Ownership Reporting Compliance
- -------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and any persons holding more than 10% of the Company's equity securities, to file with the SEC and the New York Stock Exchange reports disclosing their initial ownership of the Company's equity securities, as well as subsequent reports disclosing changes in such ownership. To the Company's knowledge, based solely on a review of such reports furnished to it and written representations by certain reporting persons that no other reports were required, during the 2001 fiscal year, the Company's directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements, except for one transaction by Mr. Hayes not timely reported on one form.

ITEM 11.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation
- ----------------------------------------------

The following table shows for the fiscal years ended September 30, 2001, October 1, 2000 and October 3, 1999 the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those periods, to the Company's Chief Executive Officer, and to the Company's five most highly compensated executive officers (other than the Chief Executive Officer) (collectively, the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE

                                                                                                Long-Term
                                                               Annual Compensation             Compensation
                                                     -------------------------------------     -------------
                                                                                                 Awards (1)
                                                                                               -------------
                                                                                Other
                                                                                Annual          Securities        All Other
                                      Fiscal                                    Compen-         Underlying         Compen-
Name and Principal Position            Year          Salary ($)     Bonus ($)   sation ($)      Options (#)      sation ($)(3)
- ---------------------------            ----          ----------     ---------   ----------      -----------      -------------
John A. Emrich, President and          2001           675,000              0       --                    0           17,688
Chief Executive Officer                2000           662,500              0       --                    0           63,525
                                       1999           625,000        250,000       --                    0           47,039

Charles A. Hayes, Chairman of the      2001           675,000              0    53,391 (2)               0           44,027
Board                                  2000           675,000              0       --                    0          109,228
                                       1999           675,000              0       --                    0           70,417

Christopher J. Richard, Senior         2001           295,833              0       --               70,000           10,706
Vice President, President/             2000           276,250              0    55,380 (4)               0           30,587
Automotive Business Unit               1999           250,000        149,000    88,700 (4)               0           20,197

Byron J. McCutchen, Former Senior      2001           263,542              0       --               40,000           20,304
Vice President and                     2000           287,500              0       --                    0           37,040
President/Fibers, Industrial,          1999           278,750         15,000       --                    0           36,762
Medical and Specialty (5)

Kim A. Thompson, Vice President        2001           228,125              0       --               50,000            8,032
and Chief Financial Officer            2000           174,999              0       --                    0           14,375
                                       1999           160,416         12,000       --                    0           12,851

Nathan M. Dry, Former Vice             2001           191,667              0       --                    0            9,893
President (6)                          2000           200,000              0       --                    0           20,841
                                       1999           200,000         30,000       --                    0           19,580

- -------------------------
     (1) As of the end of the 2001 fiscal year, Messrs. Emrich, Hayes, and Richard, owned 54,000, 64,398, and 6,300 shares of restricted Common Stock, respectively, awarded in prior fiscal years pursuant to the Company's 1989 Restricted Stock Plan. Based on the per share closing price of the Common Stock at the end of the 2001 fiscal year of $0.82, the value of such shares of restricted Common Stock (without consideration of the restrictions) was $44,280, $52,806, and $5,166, respectively.

     (2) Of this amount, $50,000 represents reimbursement for personal tax and financial planning expenses.

     (3) The components of the amounts shown in this column for the 2001 fiscal year consist of the following:

        (i) Contributions of $1,700 each to the accounts of Messrs. Emrich, Hayes, Richard, McCutchen, Dry and Ms. Thompson, pursuant to the Profit-Sharing Plan.

        (ii) Contributions of $3,381, $3,381, $2,753, $2,635, $1,500 and $1,156
to the accounts of Messrs. Emrich, Hayes, Richard, McCutchen, Dry and Ms. Thompson, respectively, pursuant to the Company's 401(k) plan.

        (iii)Contributions of $5,050, $5,050, $1,312, $-0-, $216 and $581 to the
accounts of Messrs. Emrich, Hayes, Richard, McCutchen, Dry and Ms. Thompson, respectively, pursuant to the Company's excess benefit plan which is designed to supplement the Company's Profit-Sharing Plan.

        (iv) With respect to Messrs. Emrich, Richard, McCutchen, Dry and Ms. Thompson, the value of benefits under the Company's Senior Managers' Life Insurance Plan, a split dollar plan, and with respect to Mr. Hayes, the value of benefits under a separate split dollar arrangement with the Company. During the 2001 fiscal year, each of Messrs. Emrich, Richard, McCutchen, Dry and Ms. Thompson paid the amount of the premium associated with the term life component of his or her split dollar life insurance coverage. With respect to Mr. Hayes, the Company paid, during the 2001 fiscal year, $11,600 in premiums for the term portion of his coverage, and paid the remainder of the premium associated with the whole life component of the coverage. For each named executive officer, the Company expects to recover the premiums it pays. The following amounts reflect the benefits related to the non-term portion of the premiums to be paid by the Company under the insurance policies purchased on the lives of the named executives, in each case with the non-term portion of the premium being treated as the present value of an interest-free loan, in the case of Mr. Hayes, for one year and, in the case of the other named executives, to age 65: Mr. Emrich - $7,557; Mr. Hayes - $9,961; Mr. Richard - $4,941; Mr. McCutchen - $17,669; Mr.
Dry - $6,477; and Ms. Thompson - $4,595.

        (v) For the 2001 fiscal year, that portion of interest earned (that the Securities and Exchange Commission considers to be at above market rates) on the deferred compensation accounts of Mr. Hayes in the amount of $12,335.

     (4) All of the amount shown in this column for the 1999 fiscal year, and approximately $46,000 of the amount shown in this column for the 2000 fiscal year, represents a payment for certain moving related costs and expenses incurred, and an associated tax reimbursement, in connection with Mr. Richard's relocation from the Company's Michigan office to the Company's Kenansville, North Carolina office.

     (5) Mr. McCutchen resigned as an officer of the Company during the fourth quarter of the 2001 fiscal year. See "Severance Agreement" below.

     (6) Mr. Dry resigned as an officer of the Company during the second quarter of the 2002 fiscal year.


Stock Option Grants
- -------------------

The table below provides information regarding stock options granted during the Company's 2001 fiscal year to the executive officers named in the "Summary Compensation Table" above. No SARs were granted to any Named Executive Officer, and none of Messrs. Emrich, Hayes nor Dry received any option grants during the 2001 fiscal year.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                         Individual Grants (1)
                            --------------------------------------------------------------------------------
                                 Number of          Percent of Total
                                 Securities          Options Granted                                          Grant Date
                              Underlying Option      to Employees in       Exercise or        Expiration        Present
       Name                      Granted (#)           Fiscal Year         Base Price ($)        Date        Value ($) (2)
       ----                      -----------           -----------         --------------        ----        -------------
Christopher J. Richard             50,000                  7.75                 1.72            10/11/10         49,800
                                   20,000                  3.10                 1.80            7/26/11          20,480

Byron J. McCutchen                 40,000                  6.20                 1.72              (3)            39,840

Kim A. Thompson                    50,000                  7.75                 1.72            10/11/10         49,800


- --------------------
(1) Each option was granted under the terms of the Company's 1991 Stock Option Plan, as amended (the "Option Plan"), at a per share price equal to the market price of a share of Common Stock on the date of grant. Each option (other than, as noted in footnote (3) below, the options granted to Mr. McCutchen) becomes exercisable over three years in annual increments of 33-1/3% beginning one year after date of grant. The exercise price may be paid in cash or delivery of already owned shares (or a combination thereof) . Upon a "change in control" of the Company, as such term is defined in the Option Plan, all then outstanding options will become immediately exercisable. Pursuant to the terms of the Option Plan, the Compensation Committee also generally has the authority to accelerate the right to exercise any outstanding options.

(2) The values in this column represent the grant date present value, based upon application of the Black-Scholes option pricing model, of all the options reflected in the above table (including Mr. McCutchen's options which have been forfeited as described in the succeeding footnote). The material assumptions and adjustments used in estimating the present value pursuant to such model, all of which are based on conditions and factors prevailing on the option grant date, are: (i) a volatility factor of 48%;
      (ii) a dividend yield of 0%; (iii) a risk-free rate of return, in the case of the options expiring on October 11, 2010, of 5.77% and, in the case of the options expiring on July 26, 2011, of 5.19%; and (iv) an expected seven year option life. The actual value, if any, an executive officer receives from a stock option, is dependent on future market conditions, and there can be no assurance that the value ultimately realized by the executive will not be more or less than the amount reflected in the "Grant Date Present Value" column.

(3) All of the options granted to Mr. McCutchen during the last fiscal year were forfeited effective with his resignation from the Company in August, 2001. See "Severance Agreement" below.

Stock Option Exercises and Fiscal Year-End Stock Option Values
- --------------------------------------------------------------

The table below shows the number of options held by the Named Executive Officers. None of such persons exercised any options during the 2001 fiscal year.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                   Number of Securities Underlying Unexercised
                                         Options at Fiscal Year-End (#) (1)
                                         ----------------------------------

         Name                                Exercisable/Unexercisable
         ----                                -------------------------

John A. Emrich                                     199,000/50,000
Charles A. Hayes                                     105,000/0
Christopher J. Richard                             42,334/74,666
Byron J. McCutchen                                  27,334/4,666
Kim A. Thompson                                     7,000/50,000
Nathan M. Dry                                           0/0

- --------------------
(1) None of the options listed in this column were "in-the-money" on the last business day of the 2001 fiscal year based on the per share closing price of Common Stock of $.82.


Other Benefit Plans
- -------------------

           Supplemental Retirement Plan. In 1992, the Company adopted the Senior Managers' Supplemental Retirement Plan ("SERP") which provides for retirement and death benefits to a select group of senior managers. The SERP provides that upon retirement from the Company after attaining age 65, and after at least 60 months of service with the Company, participants will be entitled to receive a specified dollar amount for a period of ten years following retirement ("Ten Year Payments"). If the officer dies prior to the termination of his or her employment or during the period while the Ten Year Payments are being made, the full amount of the Ten Year Payments or the unpaid portion thereof, as the case may be, will be paid according to the installment schedule to the officer's designated beneficiary.

           The SERP also provides that if the officer's employment with the Company is terminated for any reason other than his or her death or disability (prior to the officer attaining age 65) and the officer has been employed by the Company for at least 60 months, the officer will be entitled to a reduced retirement benefit commencing at age 65. Such reduced benefit will be based upon the officer's total months of employment with the Company as compared with the total months of employment the officer would have had with the Company if he or she had remained in the employ of the Company until age 65. If, at the time of his or her termination of employment with the Company for any reason other than death or disability, the officer has been employed by the Company for less than 60 months following the effective date of the agreement, he or she will not be entitled to any retirement benefits and his or her beneficiaries will not be entitled to any death benefits. If an officer becomes disabled prior to attaining age 65 and such disability continues until age 65, the officer will be entitled to receive the full amount of the Ten Year Payments commencing at age 65, regardless of whether he or she has completed 60 months of service with the Company.

           The Company has purchased life insurance policies on the lives of all executive officers participating in the SERP in amounts which are designed to enable the Company ultimately to recover all sums paid pursuant to the SERP. Such life insurance policies are held in trust for the benefit of such officers.

           The following table sets forth the Ten Year Payments for each of the Named Executive Officers.

         Name of Individual                   Ten Year Payments (Per Annum)
         -------------------                  -----------------------------
         John A. Emrich                                 $300,000
         Charles A. Hayes                                345,000
         Christopher J. Richard                          125,000
         Byron J. McCutchen                               80,000(1)
         Kim A. Thompson                                 125,000
         Nathan M. Dry                                    39,655

- ----------------------
(1) Mr. McCutchen, who resigned as an officer of the Company, has entered into a severance agreement with the Company. See "Severance Agreement" below. Pursuant to the severance agreement, Mr. McCutchen's retirement benefit under the SERP (as reflected in the above table) is an amount greater than that which he would have been entitled to in the absence of the severance agreement, but less than the amount to which he would have been entitled if he remained employed with the Company until age 65.

           Change In Control Agreements. The Company has entered into change in control agreements with certain key managers, including each of the Named Executive Officers. These agreements provide for the payment of specified compensation and benefits to such employees upon certain terminations of their employment within two years after a change in control of the Company. Such agreements are intended to assure that management will continue to act in the interest of the stockholders rather than be affected by personal uncertainties during any attempts to effect a change in control of the Company, and to enhance the Company's ability to attract and to retain executives.

           The compensation and benefits which may be awarded under the change in control agreements include, among other specified items of compensation and other benefits, a lump sum payment equal to three times an employee's highest annual salary during the year preceding the change in control (including any bonuses and contributions made on the employee's behalf to the Profit-Sharing Plan and excess benefit plan), and also include continuation of participation in the Company's life, health, accident and disability and insurance plans for a period of three years (or until the employee commences full-time substantially equivalent employment with a new employer). If the total payments made to any particular employee (other than Messrs. Emrich and Hayes) under a change in control agreement or under any other plan, arrangement or agreement with the Company would not be tax deductible by the Company by virtue of Section 280G of the Internal Revenue Code of 1986 (the "Code"), such payments will be reduced until no portion of such payments would fail to be deductible by reason of being an excess parachute payment. Any payments made to Messrs. Emrich and Hayes will not be reduced as described in the preceding sentence. Pursuant to the change in control agreement for each of Messrs. Emrich and Hayes, if any payments thereunder or under any other plan, arrangement or agreement with the Company would cause the imposition of an excise tax on the individual executive officer by virtue of Section 4999 of the Code, then the Company will make a tax reimbursement payment to the executive officer in an amount designed to place him in the same after-tax position he would have been in had such payments not been subject to the excise tax. The change in control agreements further provide that in order for an employee to receive the benefits contemplated thereunder, if any person or organization takes steps designed to effect a change in control of the Company, the employee will not voluntarily terminate his or her employment and will continue to perform his or her regular duties, until such person or organization has abandoned or terminated such effort to effect a change in control.


Severance Agreement
- -------------------

Pursuant to a severance agreement executed during the fourth quarter of the 2001 fiscal year, Mr. McCutchen resigned as Senior Vice President and President of the Fibers, Industrial, Medical and Specialty business unit of the Company. Under such agreement, the Company agreed to make a lump sum payment of approximately $10,000 and six monthly payments of approximately $24,000 each to Mr. McCutchen, and also agreed to extend certain other employee benefits through February 15, 2002. Under the severance agreement, the Company may in its discretion elect to make additional severance payments to Mr. McCutchen after February 15, 2002. Pursuant to the terms of his restricted stock agreement with the Company, Mr. McCutchen vested in 9,000 shares of restricted Common Stock (and dividends and interest accrued thereon) in connection with his resignation from the Company.


Director Compensation
- ---------------------

Non-employee directors receive a quarterly retainer of $6,250 and $1,000 for each Board meeting attended (other than routine telephonic Board meetings). A non-employee chairman and each other non-employee member of a committee are paid $3,000 and $2,000, respectively, for each committee meeting attended. During the last fiscal year, the Board had a total of ten meetings, four of which were held in person and six of which were held by means of a telephonic conference call. Mr. Gillease, Chairman of the Board's Compensation Committee, was paid (in addition to fees for committee meetings he attended) $3,000 during the last fiscal year, or the equivalent of one committee meeting fee, for services performed (outside of formal meetings) in connection with work of such committee. Also during the 2001 fiscal year, the Company paid consulting fees to a company in which Mr. Adachi, a director of the Company, is the President and controlling stockholder (see Item 13 "Certain Relationships and Related Transactions" below).

The Company affords each director the opportunity to defer his or her quarterly retainer. Pursuant to such arrangement, the quarterly retainer a director would otherwise receive is credited to a separate account which accrues interest. Upon his or her termination of service on the Board, the director will be entitled to receive the amounts credited to his or her deferred compensation account, together with interest accrued thereon.

The Company's 1991 Stock Option Plan, as amended (the "Option Plan"), provides for the automatic grant of options not meeting the requirements of incentive stock options, within the meaning of Section 422 of the Code, to non-employee directors. Specifically, pursuant to the current Option Plan, each non-employee director of the Company is automatically granted upon each annual meeting of the Company's stockholders at which such director is elected, re-elected, after which he remains on the Board or (pursuant to an Option Plan amendment adopted during the last fiscal year) upon which he retires from the Board, an option, having a ten year term, to purchase 4,000 shares of Common Stock. The purchase price of the shares of Common Stock covered by the options granted to directors under the formula provision will be the fair market value of the shares as of the date of grant. The options are exercisable with respect to 33-1/3% of the aggregate number of shares initially subject to the option during each of the first, second and third years of the option. Any exercisable portion of an option that is not exercised will be carried forward through the term of the grant. Notwithstanding the foregoing, in the event of a "change in control" of the Company, as such term is defined in the Option Plan, all then outstanding options will immediately become exercisable. In addition to the automatic grant of options to non-employee directors according to the above formula, the Option Plan also provides for the award, in the discretion of the Compensation Committee, of options, stock awards and stock appreciation rights, to salaried key employees, including employee directors, of the Company.

Pursuant to the terms of the Guilford Mills, Inc. Non-Employee Director Stock Plan, each non-employee director will receive upon each annual meeting of the Company's stockholders at which such director is elected, re-elected, after which he remains on the Board or (pursuant to a plan amendment adopted during the last fiscal year) upon which he retires from the Board, such number of restricted stock units as equals $20,000. Dividend equivalents will be paid on such restricted stock units at the same rate as dividends are paid on actual shares of Common Stock. Any dividend equivalents will be used to acquire additional restricted stock units for the account of each participant. A non-employee director will not be entitled to receive any distribution from his restricted stock unit account until after his termination of service on the Board. Distribution of a director's account will be made (at the director's option, in a lump sum or in five equal annual installments) in actual shares of Common Stock in an amount representing the initial number of restricted stock units credited to the account plus any stock units acquired with dividend equivalents.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Under rules issued by the Securities and Exchange Commission, a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security or has the right to obtain such voting power and/or investment power within 60 days. Except as otherwise noted, each beneficial owner identified in the table below has sole voting power and investment power with respect to the shares beneficially owned by such person.


Security Ownership of Certain Beneficial Owners
- -----------------------------------------------

The following table sets forth information as of (except as set forth below) January 25, 2002 with respect to each person who is known by the management of the Company to be the beneficial owner of more than 5% of the Common Stock:

      Name and Address                         Amount and Nature of       Percent
     of Beneficial Owner                       Beneficial Ownership       of Class
     -------------------                       --------------------       --------
Dimensional Fund Advisors Inc.                    1,722,867 (1)             9.24
1299 Ocean Avenue
11th Floor
Santa Monica, CA  90401

Charles A. Hayes                                  1,528,749 (2) (3)         8.15
c/o Guilford Mills, Inc.
4925 West Market Street
Greensboro, NC  27407


      Name and Address                         Amount and Nature of       Percent
     of Beneficial Owner                       Beneficial Ownership       of Class
     -------------------                       --------------------       --------

Quaker Capital Management Corporation             1,234,750 (4)             6.62
The Arrott Building
401 Wood Street, Suite 1300
Pittsburgh, PA  15222-1824


- ---------------

      (1) Dimensional Fund Advisors Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other investment vehicles, including commingled group trusts (such investment companies and investment vehicles, the "Portfolios"). In its role as investment advisor and investment manager, Dimensional possesses both voting and investment power over 1,722,867 shares of Common Stock as of December 31, 2001. Dimensional has advised the Company that the Portfolios own all such shares of Common Stock and that Dimensional disclaims beneficial ownership of such shares.

      (2) Mr. Hayes has entered into an agreement relating to the disposition of his shares of Common Stock. See "Stockholders' Agreement" below.

      (3) Includes (i) 105,000 shares of Common Stock subject to options granted to Mr. Hayes under the Option Plan, (ii) 64,398 shares of restricted Common Stock awarded to Mr. Hayes under the Company's 1989 Restricted Stock Plan, as amended (the "Restricted Plan"), as to which Mr. Hayes has sole voting power,
(iii) 173,217 shares of Common Stock held by a grantor retained annuity trust (the "GRAT") and (iv) 700,000 shares of Common Stock held by a family limited partnership (the "FLP"). Mr. Hayes, as settlor of the GRAT, has the right to substitute property of equivalent value in return for the shares of Common Stock held by the GRAT. Mr. Hayes has a membership interest in a limited liability company, whose other members are all relatives of Mr. Hayes, which serves as the sole general partner of the FLP. Mr. Hayes has shared voting and investment power with respect to the shares of Common Stock held by the FLP.

      (4) Based on a Form 13F filed by Quaker Capital Management Corporation with the Securities and Exchange Commission for the quarter ended September 30, 2001.


Security Ownership of Management
- --------------------------------

The following table sets forth certain information, as of January 25, 2002, with respect to Common Stock beneficially owned by each director of the Company, each person nominated or chosen to become a director, each of the executive officers named in the Summary Compensation Table (See Item 11 "Executive Compensation" above) and all directors and executive officers as a group:

                                        Amount and Nature of        Percent
    Name of Beneficial Owner            Beneficial Ownership       of Class
    ------------------------            --------------------       --------

Directors and Director Nominees (1)
- -------------------------------
Charles A. Hayes                           1,528,749 (2)              8.15
John A. Emrich                               347,423 (3)              1.84
Stephen C. Hassenfelt                         51,995 (4)                *
Dr. Jacobo Zaidenweber                        49,116 (5)                *
Tomokazu Adachi                               42,666                    *
Grant M. Wilson                               17,916                    *
Sherry R. Jacobs                              17,709 (6)                *
Paul G. Gillease                               6,666                    *

                                        Amount and Nature of        Percent
    Name of Beneficial Owner            Beneficial Ownership       of Class
    ------------------------            --------------------       --------

Non-Director Executive Officers (8)
- -----------------------------------

Christopher J. Richard                        64,262 (9)                *
Byron J. McCutchen (10)                       14,948                    *
Kim A. Thompson                               39,243                    *
Nathan M. Dry (11)                                68                    *

All directors, director nominees and       2,266,376 (12)(13)(14)     11.82
executive officers as a group
(consisting of 17 persons)

- ----------------
*Less than one percent.

      (1) Includes shares of Common Stock subject to options beneficially owned by the following persons: Mr. Emrich - 199,000 options; Mr. Hassenfelt - 6,666 options; Dr. Zaidenweber - 25,416 options; Mr. Adachi - 23,541 options; Mr. Wilson - 17,916 options; Ms. Jacobs - 6,666 options; and Mr. Gillease - 6,666 options.

      (2) See Footnotes 2 and 3 to previous table (Security Ownership of Certain Beneficial Owners).

      (3) Includes 54,000 shares of restricted Common Stock awarded to Mr. Emrich under the Restricted Plan. Mr. Emrich has sole voting power with respect to such shares.

      (4) Excludes 637 shares of Common Stock held by Mr. Hassenfelt's wife, as to which beneficial ownership is disclaimed.

      (5) Pursuant to the terms of the Company's retirement policy for directors, Dr. Zaidenweber will retire from the Board effective with the Company's next Annual Meeting of Stockholders.

      (6) Excludes 20,000 shares of Common Stock held by Ms. Jacobs' husband, as to which beneficial ownership is disclaimed.

      (7) Excludes 135 shares of Common Stock held by Mr. Gillease's wife, as to which beneficial ownership is disclaimed.

      (8) The amount of shares beneficially owned by Mr. Richard and Ms. Thompson includes 44,000 shares and 23,666 shares of Common Stock, respectively, subject to options granted to such persons pursuant to the Option Plan.

      (9) Includes 6,300 shares of restricted Common Stock awarded to Mr. Richard under the Restricted Plan. Mr. Richard has sole voting power with respect to such shares of restricted Common Stock.

      (10) Mr. McCutchen resigned as an officer of the Company during the fourth quarter of the last fiscal year. See Item 11 "Executive Compensation -- Severance Agreement" above.

      (11) Mr. Dry resigned as an officer of the Company during the second quarter of the 2002 fiscal year.

      (12) Includes 526,785 shares of Common Stock subject to options granted pursuant to the Option Plan.

      (13) Excludes 20,772 shares of Common Stock owned by relatives of directors of the Company, as to which beneficial ownership is disclaimed by such directors.

      (14) Includes 124,698 shares of restricted Common Stock awarded to officers under the Restricted Plan. Such persons have sole voting power with respect to such shares.


Stockholders' Agreement
- -----------------------

Mr. Hayes has entered into a Stockholders' Agreement dated as of June 22, 1990, as amended, relating to the disposition of his shares of Common Stock (the "1990 Stockholders' Agreement"). Until June 22, 2003 (or its earlier termination as otherwise provided therein), Mr. Hayes may not transfer or otherwise dispose of, except by gift, any or all of the shares of Common Stock beneficially owned by him, until such shares are offered first to the Company at the same price and upon the same terms and conditions as those offered by a bona fide purchaser or purchasers. The terms and provisions of the 1990 Stockholders' Agreement apply to any shares of Common Stock beneficially owned by Mr. Hayes on the date of the 1990 Stockholders' Agreement or acquired thereafter and are binding upon his heirs, successors and assigns. Pursuant to the terms of certain of the Company's loan agreements, the Company is currently not permitted to exercise (in the absence of a waiver of, or an amendment to, such loan agreements) the foregoing right of first refusal under the 1990 Stockholders' Agreement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the 2001 fiscal year, the Company paid $150,000 in consulting fees to Japan Tech, Inc., of which Mr. Adachi, a director of the Company, is the President and controlling stockholder. In addition, in the ordinary course of its business and through a series of arm's-length transactions, the Company purchased machinery, equipment and supplies from Japan Tech, Inc. during the 2001 fiscal year totaling $2,398,210.

In the ordinary course of business and through a series of arm's-length transactions, during the 2001 fiscal year, the Company paid $1,344,326 for forklifts and forklift repairs to Western Carolina Forklift, Inc., which is controlled by David Hayes, the son of Charles A. Hayes, the Chairman of the Company. Charles A. Hayes serves on the Board of Directors of Western Carolina Forklift, Inc.

Dr. Zaidenweber (who will retire as a director of the Company effective at the next Annual Meeting of Stockholders) serves as the Chairman of the Board of Grupo Ambar, S.A. de C.V., a subsidiary of the Company ("Grupo Ambar"). Dr. Zaidenweber, who is a 5% stockholder of Grupo Ambar, receives an annual salary of approximately $300,000 for his service as Chairman of the Board of Grupo Ambar. Dr. Zaidenweber is a party to a stockholders' agreement with the Company relating to his stock ownership in Grupo Ambar. Pursuant to such agreement, Dr. Zaidenweber has the right to sell his shares of Grupo Ambar capital stock to the Company at a price equal to the net worth of such shares. The Company has the right, under the stockholders' agreement with Dr. Zaidenweber, to purchase his shares of Grupo Ambar capital stock at a price equal to the net worth of such shares multiplied by two (the "Call Price"). Under certain circumstances, including upon the death or disability of Dr. Zaidenweber, the Company is required to purchase Dr. Zaidenweber's stock at the Call Price.

An indirect wholly owned subsidiary of the Company (the "Optionee") is a party to an option agreement with Tucci Associates, Inc. (the "Optionor"), pursuant to which the Optionor granted the Optionee the exclusive right to acquire certain proprietary technology. Nathan M. Dry, who resigned as a Vice President of the Company effective January, 2002, owns 24.5% of the capital stock, and is the President, of the Optionor. If it elects to exercise the option, then the Optionee will be required to make an additional payment to the Optionor of approximately $4,900,000.

In January, 1996, the Company acquired from Bruno Hofmann (who resigned as a director of the Company in July, 2001) all of the capital stock of certain companies (the "Hofmann Companies") which are now wholly owned subsidiaries of the Company. The Company paid Mr. Hofmann the following consideration in connection with the acquisition of the Hofmann Companies: a cash payment made at the closing of the acquisition, delivery at the acquisition's closing of 300,000 shares of Common Stock and a cash payment subsequent to the acquisition's closing. Based in part on the financial performance of the Hofmann Companies since the final component of the purchase price was paid to Mr. Hofmann, the Company and Mr. Hofmann entered into an agreement in June, 2001 (the "Payment Agreement"), pursuant to which Mr. Hofmann made, and agreed to make under specific circumstances in the future, certain payments to the Company. Specifically, under the Payment Agreement, Mr. Hofmann transferred to the Company during the last fiscal year 573,150 shares of Common Stock, representing the shares of Common Stock he acquired in connection with the sale of the Hofmann Companies to the Company and shares of Common Stock he had acquired in open market purchases. Mr. Hofmann also agreed pursuant to the Payment Agreement to make a cash payment to the Company in an amount equal to the product of 275,000 and the excess of $7.50 over the fair market value per share of Common Stock on a date, to be designated by Mr. Hofmann (the "Measurement Date"), no later than June 8, 2003. Under certain circumstances, including without limitation the fair market value per share of Common Stock rising above $7.50 before the Measurement Date, Mr. Hofmann will not be required to make the cash payment described in the preceding sentence. Pursuant to the Payment Agreement, the Company paid Mr. Hofmann an aggregate of $50,000 through December 31, 2001 in consideration for Mr. Hofmann (i) refraining from engaging in certain activities competitive with the Company's business and (ii) providing certain consulting services to the Company. The Company elected to terminate such non-competition and consulting agreement effective December 31, 2001. Mr.

Hofmann also agreed, under the Payment Agreement, that he will not acquire, through December 31, 2003, any shares of Common Stock. Pursuant to agreements entered into with the Company and the Hofmann Companies prior to the execution of the Payment Agreement, Mr. Hofmann received an aggregate of $62,500 during fiscal 2001 for serving as General Manager of the Hofmann Companies, and providing certain consulting services to the Company, through December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           GUILFORD MILLS, INC.

                                           By: Robert A. Emken, Jr.
                                               --------------------------------
                                               Robert A. Emken, Jr.
                                               General Counsel and Secretary


Dated: January 28, 2002