Form 10-Q
period 2001-12-30
GUILFORD MILLS INC
filed 2002-02-19
CIK 44471

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 30, 2001

                                       OR

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from            to
                                                 ----------    -------------

                         Commission File Number 1-06922

                              GUILFORD MILLS, INC.

             (Exact name of Registrant as specified in its charter)

              Delaware                                    13-1995928

---------------------------------           -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification
  incorporation or organization)              number)


                 4925 West Market Street, Greensboro, N.C. 27407

               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code - (336) 316-4000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


                  Number of shares of common stock outstanding
                        at December 31, 2001 - 18,627,076

                              GUILFORD MILLS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 30, 2001


                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by Guilford Mills, Inc. (the "Company" or "Guilford"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Condensed Consolidated Balance Sheet as of September 30, 2001 has been taken from the audited financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the year ended September 30, 2001.

The condensed consolidated financial statements included herein reflect all adjustments (none of which are other than normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the information included. For comparative purposes, certain amounts have been reclassified to conform with fiscal 2002 presentation. The following condensed consolidated financial statements are included:


         Consolidated Statements of Operations for the thirteen weeks ended December 30, 2001 and December 31, 2000

         Condensed Consolidated Balance Sheets as of December 30, 2001 and September 30, 2001

         Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended December 30, 2001 and December 31, 2000

         Condensed Notes to Consolidated Financial Statements

                              Guilford Mills, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Thirteen Weeks Ended December 30, 2001 and
                                December 31, 2000
                      (In thousands except per share data)
                                   (Unaudited)

----------------------------------------------------------------- --------------------- ---------------------
                                                                      December 30,          December 31,
                                                                           2001                  2000
----------------------------------------------------------------- --------------------- ---------------------
Net Sales                                                             $  137,568            $  173,558


----------------------------------------------------------------- --------------------- ---------------------

Costs and Expenses:
     Cost of goods sold                                                  126,730               153,972
     Selling and administrative                                           17,769                20,905
     Restructuring charges                                                   886                 3,850
----------------------------------------------------------------- --------------------- ---------------------
                                                                         145,385               178,727
----------------------------------------------------------------- --------------------- ---------------------

Operating Loss                                                            (7,817)               (5,169)
Interest Expense                                                           7,452                 5,980
Other Income, Net                                                           (188)                  (91)

----------------------------------------------------------------- --------------------- ---------------------
Loss Before Income Tax Benefit                                           (15,081)              (11,058)

Income Tax Benefit                                                            --                (3,406)
----------------------------------------------------------------- --------------------- ---------------------
Net Loss                                                           $     (15,081)         $     (7,652)
----------------------------------------------------------------- --------------------- ---------------------

Net Loss Per Share:
     Basic                                                        $        (0.82)       $       (0.40)
     Diluted                                                              (0.82)                (0.40)
----------------------------------------------------------------- --------------------- ---------------------

Dividends Per Share                                               $              --     $             --
----------------------------------------------------------------- --------------------- ---------------------

     See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    December 30, 2001 and September 30, 2001
                                 (In thousands)

---------------------------------------------------------------- --------------------- ---------------------
                                                                     December 30,         September 30,
                                                                         2001                  2001
                                                                     (Unaudited)
---------------------------------------------------------------- --------------------- ---------------------
Assets
Cash and cash equivalents                                            $     7,744          $      9,809
Accounts receivable, net                                                  97,565               103,484
Inventories                                                               84,819                90,937
Other current assets                                                      24,310                19,723
---------------------------------------------------------------- --------------------- ---------------------

              Total current assets                                       214,438               223,953
---------------------------------------------------------------- --------------------- ---------------------
Property, net                                                            256,912               267,833
Other assets                                                              56,075                59,278
---------------------------------------------------------------- --------------------- ---------------------
              Total assets                                            $  527,425            $  551,064
---------------------------------------------------------------- --------------------- ---------------------

Liabilities
Short-term borrowings                                                $    26,441            $   33,724
Current maturities of long-term debt                                      24,657                21,501
Long-term debt classified current                                        239,842               239,842
Other current liabilities                                                 69,615                74,286
---------------------------------------------------------------- --------------------- ---------------------
              Total current liabilities                                  360,555               369,353
---------------------------------------------------------------- --------------------- ---------------------
Long-term debt                                                             1,911                 1,542
Other liabilities                                                         38,183                38,660
---------------------------------------------------------------- --------------------- ---------------------
              Total long-term liabilities                                 40,094                40,202
---------------------------------------------------------------- --------------------- ---------------------

Commitments and Contingencies

Stockholders' Investment
Common stock                                                                 655                   655
Capital in excess of par                                                 119,984               119,984
Retained earnings                                                        160,667               175,748
Accumulated other comprehensive loss                                     (24,311)              (24,548)
Other stockholders' investment                                          (130,219)             (130,330)
---------------------------------------------------------------- --------------------- ---------------------
               Total stockholders' investment                            126,776               141,509
---------------------------------------------------------------- --------------------- ---------------------
               Total liabilities and stockholders' investment         $  527,425             $ 551,064
---------------------------------------------------------------- --------------------- ---------------------

  See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH
              FLOWS For the Thirteen Weeks Ended December 30, 2001
                              and December 31, 2000
                                 (In thousands)
                                   (Unaudited)

    ---------------------------------------------------------------------------------- ----------------- -----------------
                                                                                           December 30,      December 31,
                                                                                              2001              2000
    ---------------------------------------------------------------------------------- ----------------- -----------------
    Cash Flows From Operating Activities:
        Net loss                                                                         $   (15,081)       $   (7,652)
        Depreciation and amortization                                                         11,334            13,999
        Other adjustments to net loss, net                                                    (2,542)              129
        Net changes in operating assets and liabilities                                        7,261             6,078
    ---------------------------------------------------------------------------------- ----------------- -----------------
        Net cash provided by operating activities                                                972            12,554
    ---------------------------------------------------------------------------------- ----------------- -----------------

    Cash Flows From Investing Activities:
        Additions to property                                                                 (2,067)          (15,608)
        Other investing activities, net                                                        3,224            (2,556)
    ---------------------------------------------------------------------------------- ----------------- -----------------
        Net cash provided by (used in) investing activities                                    1,157           (18,164)
    ---------------------------------------------------------------------------------- ----------------- -----------------
    Cash Flows From Financing Activities:
        Short-term borrowings, net                                                            (7,587)           10,972
        Payments of long-term debt                                                           (35,217)          (45,500)
        Proceeds from issuance of long-term debt, net of deferred financing costs             38,578            35,975
        paid
    ---------------------------------------------------------------------------------- ----------------- -----------------
        Net cash  (used in) provided by financing activities                                  (4,226)            1,447
    ---------------------------------------------------------------------------------- ----------------- -----------------

    Effect of Exchange Rate Changes on Cash and
       Cash Equivalents                                                                           32                26
    ---------------------------------------------------------------------------------- ----------------- -----------------

    Net Decrease In Cash and Cash Equivalents                                                 (2,065)           (4,137)
    Beginning Cash and Cash Equivalents                                                        9,809            23,874
    ---------------------------------------------------------------------------------- ----------------- -----------------

    Ending Cash and Cash Equivalents                                                      $    7,744       $    19,737
    ---------------------------------------------------------------------------------- ----------------- -----------------

        See accompanying condensed notes to consolidated financial statements.

                              GUILFORD MILLS, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 30, 2001
                        (In thousands except share data)
                                   (Unaudited)


1. Reclassifications -- For comparative purposes, certain amounts for fiscal 2001 have been reclassified to conform to the fiscal 2002 presentation.

2. Seasonal Fluctuations -- Results for any portion of a year are not necessarily indicative of the results to be expected for a full year, due to seasonal aspects of the textile industry.

3. Foreign Currency Translation -- Translation gains or losses are reflected in the stockholders' investment section of the condensed consolidated balance sheet in accumulated other comprehensive loss.

4. Per Share Information -- Basic net loss per share information has been computed by dividing net loss by the weighted average number of shares of common stock, par value $.02 per share, outstanding during the periods presented. The weighted average shares used in computing basic net loss per share for the thirteen weeks ended December 30, 2001 and December 31, 2000 were 18,484,000 and 19,026,000, respectively.

Diluted net loss per share information also considers the dilutive effect of stock options and restricted stock grants. The weighted average shares used in computing diluted net loss per share for the thirteen weeks ended December 30, 2001 and December 31, 2000 were 18,484,000 and 19,026,000, respectively, as there were no dilutive stock options or restricted stock grants outstanding. During the periods ended December 30, 2001 and December 31, 2000, outstanding stock options and shares of restricted stock of 1,807,000 and 2,513,000, respectively, were antidilutive and not included in the calculation of diluted net loss per share.

The Company has authorized 1,000,000 shares of $1 par preferred stock. As of December 30, 2001 and September 30, 2001, no such shares were issued.

5. Inventories -- Inventories are carried at the lower of cost or market. Cost is determined by using the FIFO (first-in, first-out) method for the majority of inventories. Cost for all other inventories has been determined principally by the LIFO (last-in, first-out) method.

Inventories at December 30, 2001 and September 30, 2001 consisted of the following:

                                                                      December 30,        September 30,
                                                                         2001                 2001
                                                                   ------------------   -----------------
 Finished Goods                                                       $  36,798            $  29,440
 Raw Materials and work in process                                       49,527               64,131
 Manufacturing supplies                                                   9,068                9,572

                                                                   ------------------   -----------------

 Total inventories valued at FIFO cost                                   95,393              103,143
 Less - Adjustments to reduce FIFO cost to LIFO cost, net               (10,574)             (12,206)
                                                                   ------------------   -----------------
      Total inventories                                                $ 84,819             $ 90,937
                                                                   ==================   =================

During the quarter ended December 30, 2001, the Company liquidated certain LIFO inventories that were carried at lower costs in prior years. The effect of these inventory decreases was to decrease cost of goods sold by approximately $1,720.

6. Accumulated Depreciation -- Accumulated depreciation at December 30, 2001 and September 30, 2001 was $562,361 and $560,182, respectively.

7. Comprehensive Loss -- For the thirteen weeks ended December 30, 2001 and December 31, 2000, total comprehensive loss was $(14,844) and $(8,286), respectively. Included in total comprehensive loss for the first quarter of each year presented was net loss of $(15,081) and $(7,652) respectively, and foreign currency translation gain (loss) of $237 and $(634), respectively.

8. Financial Instruments - The Company has a policy to manage the exposure related to sales denominated in foreign currencies through the use of forward foreign currency exchange contracts. For fiscal 2002 and fiscal 2001, the Company has determined that its anticipated sales in the Euro are naturally hedged by anticipated Euro payables and therefore, no forward foreign currency exchange contracts have been purchased.

9. Segment Information - As a result of changes in the Company's business during fiscal 2001, the Company has changed its segment definitions as of the beginning of fiscal 2002 to more accurately reflect the manner in which the Company manages and measures its business. Results for fiscal 2001 have been restated to conform to the fiscal 2002 segment presentation. The Apparel and Other Fabrics segment includes apparel and certain home fashions fabrics. The Direct-to-retail Home Fashions segment includes only finished home fashions products that are sold directly to retailers. The Industrial Products segment includes highly technical fabrics for industrial and home fashions applications. Segment information for the periods ended December 30, 2001 and December 31, 2000 was as follows:

  Period ended                                       Apparel and       Direct-to-retail       Industrial
  December 30, 2001               Automotive        Other Fabrics        Home Fashions         Products           Total
                                --------------    ----------------     -----------------    --------------    -------------
  External sales                    $81,270           $29,321              $14,684              $12,293          $137,568
  Operating profit (loss)               541            (4,835)              (1,801)              (1,722)           (7,817)
  Interest expense                                                                                                  7,452
  Other income, net                                                                                                  (188)
  Loss before income taxes                                                                                        (15,081)
                                ==============    ================     =================    ==============    =============

  Period ended
  December 31, 2000
  External sales                    $86,651           $61,691              $11,359              $13,857          $173,558
  Operating profit (loss)             6,604            (7,259)              (1,906)              (2,608)           (5,169)
  Interest expense                                                                                                  5,980
  Other income, net                                                                                                   (91)
  Loss before income taxes                                                                                        (11,058)
                                ==============    ================     =================    ==============    =============


10.Restructuring Charges - As of September 30, 2001, the Company had an accrued liability of $1,954 for severance costs and other obligations as a result of restructuring its apparel segment operations. During the first fiscal quarter of 2002, charges against the accrual totaled $1,053. The table below summarizes the restructuring accrual:

                                       September 30,
                                       2001 reserve        Reserves     December 30, 2001
                                          balance          utilized      reserve balance
    -------------------------------- ------------------ --------------- -------------------
    Severance and related
      employee benefit costs                 $ 1,708          $1,053              $655
    Other costs                                  246               -               246
    -------------------------------- ------------------ --------------- -------------------
    Total                                    $ 1,954          $1,053              $901
    -------------------------------- ------------------ --------------- -------------------

The Company also incurred additional restructuring costs of $886 during the first quarter of fiscal 2002, primarily related to notice pay and stay bonuses.

11. Debt Refinancing - The Company was not in compliance with certain financial covenants in its senior secured loan agreements as of December 30, 2001. The Company has received waivers from its lenders for such non-compliance through March 29, 2002. The Company is currently in active negotiations with its lenders for purposes of entering into a mutually satisfactory restructuring of the Company's senior indebtedness. If such negotiations are not successfully concluded by March 29, 2002, the Company would be in default under its loan agreements.

12. Subsequent Events -- Subsequent to the end of the first fiscal quarter, the Company made a strategic decision to focus on its core competencies and to exit the Direct-to-retail Home Fashions segment in the near future. On February 18, 2002, the Company announced an agreement in principle to sell certain assets of the Direct-to-retail Home Fashions segment to Homestead Fabrics, Ltd ("Homestead"). During a period expected not to exceed six months, the Company will continue to accept and ship customer orders in the normal course on behalf of Homestead. The sale will impact the results of the Direct-to-retail Home Fashions segment for the second quarter of fiscal 2002 and beyond.

The Company is actively marketing the remaining building, machinery and equipment of the Home Fashions segment. As of the end of the first fiscal quarter of fiscal 2002, the carrying value of the building, machinery and equipment was approximately $13,580. In addition, the Company's balance sheet as of December 30, 2001 includes goodwill with a carrying value of $7,845 relating to the Direct-to-retail Home Fashions segment. The Company will determine the fair value of these remaining long-term assets of the Direct-to-retail Home Fashions segment and record any required impairment charges during the second quarter of fiscal 2002.

On February 11, 2002, the Company announced that trading in its common stock on the New York Stock Exchange (NYSE) was suspended in light of the Company's non-compliance with certain NYSE continued listing standards. As a result of such non-compliance, the NYSE intends to delist the Company's common stock, pending completion of applicable procedures. As previously disclosed by the Company, the average closing price of the Company's common stock had fallen below $1.00 per share, and the Company's market capitalization had fallen below $15 million, over a consecutive 30 trading day period. While the Company submitted to the NYSE a business plan for purposes of showing that the Company's common stock would return to compliance with listing requirements, the NYSE did not accept such plan. On February 14, 2002, the Company's common stock began trading on the OTC Bulletin Board under the ticker symbol "GFDM".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net sales for the first quarter of fiscal 2002 were $137.6 million, a decrease of $36.0 million, or 20.7% from net sales of $173.6 million for the comparable period of the prior year.

As a result of changes in the Company's business during fiscal 2001, the Company has changed its segment definitions as of the beginning of fiscal 2002 to more accurately reflect the manner in which the Company manages and measures its business. Results for fiscal 2001 have been restated to conform to the fiscal 2002 segment presentation. The Apparel and Other Fabrics segment includes apparel and certain home fashions fabrics. The Direct-to-retail Home Fashions segment includes only finished home fashions products that are sold directly to retailers. The Industrial Products segment includes highly technical fabrics for industrial and home fashions applications.

Automotive segment sales, which comprised 59.1% of consolidated sales, decreased 6.1% in the first quarter of fiscal 2002 to $81.3 million as compared to $86.6 million for the same quarter in the prior year. The Company's sales in this segment declined as a result of decreased automobile production in Mexico, the U.K. and Brazil. Sales in the U.S. remained essentially unchanged from last year despite a North American car build decline of 5%. U.S. car production was enhanced by unprecedented financing packages offered by original equipment manufacturers. The Company continues to be the dominant supplier of headliner fabric in the U.S. market.

Sales in the Apparel and Other Fabrics segment for the first quarter ended December 30, 2001 declined 52.5% to $29.3 million from $61.7 million in the comparable quarter of the prior year. During the past 18 months, the Company has executed a significant realignment of its apparel business, resulting in the closing of 4 plants and the downsizing of an additional plant, eliminating domestic dyeing and finishing capacity.

Direct-to-retail Home Fashions segment sales for the quarter increased 28.9% to $14.7 million from $11.4 million in the first quarter of the prior year. The growth was the result of increased sales in bedding and window fabrics, as new programs were successfully rolled out to customers.

Subsequent to the end of the first fiscal quarter, the Company made a strategic decision to focus on its core competencies and to exit the Direct-to-retail Home Fashions segment in the near future. On February 18, 2002, the Company announced an agreement in principle to sell certain assets of the Direct-to-retail Home Fashions segment to Homestead Fabrics, Ltd. During a period expected not to exceed six months, the Company will continue to accept and ship customer orders in the normal course on behalf of Homestead. The sale will impact the results of the Direct-to-retail Home Fashions segment for the second quarter of fiscal 2002 and beyond.

The Company is actively marketing the building, machinery and equipment of the Home Fashions segment. As of the end of the first fiscal quarter of fiscal 2002, the carrying value of the building, machinery and equipment was approximately $13,580. In addition, the Company's balance sheet as of December 30, 2001 includes goodwill with a carrying value of $7,845 relating to the Direct-to-retail Home Fashions segment. The Company will determine the fair value of these remaining long-term assets of the Direct-to-retail Home Fashions segment and record any required impairment charges during the second quarter of fiscal 2002.

First quarter sales in the Industrial Products segment declined 11.5% to $12.3 million as compared to $13.9 million in the first quarter of the previous year. The decline was primarily attributable to a decrease in the sales of certain home fashions fabrics, partially offset by increased sales of reverse osmosis fabrics.

Gross margin for the first quarter of fiscal 2002 decreased to $10.8 million or 7.8% of net sales, from $19.6 million or 11.3% of net sales, for the same quarter a year ago. The decrease was predominately the result of the sales volume declines, particularly in the Apparel and Other Fabrics segment. During the first quarter, the Company completed the exit of its plant in Cobleskill,

NY, as well as continued to ramp up its new facility in Altamira, Mexico. Both of these events contributed to margin declines in the Apparel and Other Fabrics segment compared to the prior fiscal year. In the Automotive segment, sales shortfalls in the U.K. created margin declines, while sales price concessions were made to certain U.S. automotive customers which also unfavorably impacted margins. As described above, U.S. original equipment manufacturers made generous financing terms available to buyers, and asked suppliers for price decreases to offset lost financing revenues. These factors have been partially offset by fixed overhead cost reductions as a result of the Company's realignment plan.

Selling and administrative expenses were $17.8 million or 12.9% of net sales, compared to $20.9 million or 12.0% of net sales, for the same quarter a year ago. The decrease from the prior year was due primarily to savings resulting from the Company's apparel restructuring plan, particularly decreased salary expenses and travel expenses, partially offset by increased professional fees.

During the first quarter of fiscal 2002, the Company recognized restructuring charges of $0.9 million. This amount consisted primarily of notice pay and stay bonuses. Restructuring charges of $3.9 million were recorded in the first quarter of fiscal 2001, primarily consisting of costs to relocate equipment from its plants in Greensboro, NC.

Interest expense for the first quarter was $7.5 million compared to $6.0 million for the first quarter of last year. The increase in interest expense was attributable to significantly increased interest rates under the amended loan agreements, and, to a lesser extent, an increase in the Company's average borrowing levels.

For the quarter ended December 30, 2001, other income, net was $0.2 million compared to other income, net, of $0.1 million for the prior year's comparable period. Each year's other income consisted of a number of small items.

There was no income tax benefit for the first quarter of fiscal 2002, compared to an income tax benefit of $3.4 million, or 30.8% of income before income tax benefit for the same period a year ago. For fiscal 2002, the Company has not recorded any benefit as a result of management's assessment that the character and nature of future taxable income may not allow the Company to realize certain tax benefits from net operating losses.

For the quarter ended December 30, 2001, net loss was $15.1 million, or $.82 per diluted share, compared to net loss of $7.7 million, or $.40 per diluted share, for the same quarter a year ago.

Liquidity and Capital Requirements
----------------------------------

At December 30, 2001, working capital was negative $146.1 million, essentially unchanged from negative $145.4 million at September 30, 2001. The Company is required to classify its borrowings outstanding under its domestic debt agreements as current liabilities, due to continuing non-compliance with financial covenants and the absence of a binding agreement to restructure its debt.

Capital expenditures for the quarter were $2.1 million, compared to $15.6 million in the first quarter of fiscal 2001. Fiscal 2001 included approximately $6.9 million of purchases related to the Company's facility in Altamira, Mexico and realignment expenditures of $3.9 million. Depreciation expense was $10.4 million in the first quarter of fiscal 2002, a decrease from $13.2 million in the first quarter of fiscal 2001. The Company generally maintains its average capital expenditures near the average depreciation expense; however, capital expenditure levels for fiscal 2002 are expected to be significantly below depreciation expense, as the Company continues to preserve cash.

On May 26, 2000, the Company entered into a $130 million revolving credit facility replacing a $150 million revolving credit facility. The 3-year revolving credit facility is secured by substantially all of the Company's domestic assets. Concurrent with the new revolving credit facility, the Company's Senior Notes due 2008 became ratably secured with the bank facility.

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

At December 30, 2001, the Company had no borrowing availability under its revolving credit facility, while borrowing availability under factored accounts receivable was $2.7 million.

On December 30, 2001 (and as of the end of fiscal 2001), the Company was not in compliance with certain terms of its senior loan agreements. The Company has continued to receive waivers of such non-compliance, while negotiating with its senior lenders toward a mutually satisfactory restructuring of the Company's indebtedness owed to such lenders. Most recently, the Company and its senior lenders agreed to extend to March 29, 2002 (from February 15, 2002) the expiration date of the waiver of the Company's financial covenant non-compliance. Such waiver also defers an interest payment date from February 15, 2002 to March 29, 2002. The Company remains in active negotiations with its senior lenders over the terms of a debt restructuring. The Company is hopeful that a restructuring can be reached in which the Company's outstanding debt would be reduced to an acceptable level. Any agreement with the senior lenders providing for such a reduction in outstanding indebtedness would also have the effect, based on discussions to date, of severely diluting the ownership of the Company's existing stockholders. It is anticipated that an agreed upon restructuring will be accomplished through a reorganization under the bankruptcy laws. There can be no assurances, though, that a satisfactory debt restructuring will be consummated. In addition, if the Company's lender negotiations are not successfully concluded and the current waiver is not extended beyond its expiration date of March 29, 2002, then the Company would be in default under its senior loan agreements.

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

The Company has experienced a contraction in the availability of trade credit in part because of the uncertainty regarding the Company's financial condition. Continued tightening of the Company's liquidity position may, or the exercise by the senior lenders of the above-described rights upon an event of default will, force the Company to seek protection from its creditors under the bankruptcy laws.

Outlook
-------

As a result of the planned decline in its Apparel and Other Fabrics segment, the Company expects sales for the Automotive and the Industrial Products segments to comprise more than 70% of fiscal 2002 sales. A key component in the Automotive segment will be the number of vehicles built, especially in the U.S. and U.K. As a result of the economic slowdown, analysts project a moderate decline in the car build in the next few months in both countries, but anticipate the build levels to improve as consumer confidence rebounds. As a result of the highly specified, technical requirements of both Automotive and Industrial/Specialty products, management believes these areas to be less susceptible to low-priced imports into the U.S.

Subsequent to the end of the first fiscal quarter, the Company made a strategic decision to focus on its core competencies and to exit the Direct-to-retail Home Fashions segment in the near future. On February 18, 2002, the Company announced an agreement in principle to sell certain assets of the Direct-to-retail Home Fashions segment to Homestead Fabrics, Ltd. During a period expected not to exceed six months, the Company will continue to accept and ship customer orders in the normal course on behalf of Homestead. The sale will impact the results of the Direct-to-retail Home Fashions segment for the second quarter of fiscal 2002 and beyond.

With the Company's apparel operational restructuring substantially completed, Guilford intends to focus on its core businesses. The Company's Automotive segment is profitable, well-established, technically superior and is a key supplier to the industry. Guilford has strategically-located Mexican facilities, industry relationships and product "know-how" aimed at ultimately increasing the Company's Apparel segment sales. While the Company's manufacturing operations afford it many opportunities, Guilford's ability to implement its business plan is dependent upon the Company effecting a satisfactory debt restructuring as discussed in greater detail in the "Liquidity and Capital Requirements" section above.

Contingencies
-------------

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

As a result of due diligence activities related to the pending sale of one of the Company's facilities in Greensboro, NC, soil groundwater contamination was discovered at this site which apparently has been caused by leakage in a drum storage area and by historical underground storage tanks. The Company is actively investigating the contaminated area and will submit a Comprehensive Site Assessment (CSA) to NC DEM in the near future. The Company has submitted a request to NC DEM for closure of the soil and groundwater contamination related to the historical underground storage tanks. It is not expected that active remediation will be required at the facility.

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

All statements other than statements of historical fact included in this document, including, without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include:

1. general economic factors including, but not limited to, changes in interest rates, foreign currency translation rates, consumer confidence, housing starts, trends in disposable income, changes in consumer demand for goods produced, and cyclical or other downturns
2. the overall level of automotive production and the production of specific car models
3.       fashion trends
4.       information and technological advances
5. cost and availability of raw materials, labor and natural and other resources
6.       domestic and foreign competition
7.       domestic and foreign governmental regulations and trade policies
8.       reliance on major customers
9.       success of marketing, advertising and promotional campaigns
10. inability to achieve cost reductions through consolidation and restructuring
11. inability to obtain financing on favorable terms or to obtain amendments or waivers with respect to noncompliance with certain covenants in loan agreements; and
12. the adverse impact of the receipt of the independent auditor's "going concern" opinion on the Company's customer and supplier relationships, including less favorable trade credit terms.
13. inability to maintain sufficient liquidity to finance the Company's operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk for changes in interest rates and foreign currency exchange rates and has limited exposure to commodity price risk. The Company does not hold or issue any financial instruments for trading purposes. During the quarter ended December 30, 2001, the Company did not experience any material changes with respect to its sensitivity or management of interest rate or commodity price risk. However, the Company is subject to foreign currency risk primarily related to sales and expenditures and other transactions denominated in foreign currencies and investments in foreign subsidiaries. The Company manages the exposure related to this risk through forward foreign currency exchange contracts with durations generally less than 12 months. The changes in the market value of such contracts have a high correlation to the price changes in the currency of the related hedged transactions. The Company enters into forward foreign currency exchange contracts in the normal course of business to manage exposure against fluctuations in the purchase price of capital equipment and other transactions having firm commitments. On December 30, 2001, the Company had no outstanding foreign currency forward contracts.

The Company has a policy to manage the exposure related to sales denominated in foreign currencies through the use of forward foreign currency exchange contracts. The Company has determined that its anticipated sales in the Euro for fiscal 2002 are naturally hedged by anticipated Euro payables.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings. Reference is made to Item 2 of Part I of this Quarterly Report under the heading titled "Contingencies" for the information required by this Item.

Items 2 - 5.  Not Applicable


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------
(a)      Exhibits:

4(a) Sixth Amendment and Waiver under Note Agreement, dated as of February 15, 2002, among the Company and the purchasers of the notes.

10(a) Eleventh Amendment to Credit Agreement, dated as of February 15, 2002, among Guilford Mills, Inc., Wachovia Bank, N.A. ("Wachovia"), as administrative agent, First Union National Bank ("FUNB") as syndication agent, Bank One, NA as documentation agent, and the banks listed therein.

(b)      Reports on Form 8-K.

The Company filed two Current Reports on Form 8-K, one on November 5, 2001 and one on December 21, 2001, both relating to amendments to its revolving credit and senior note agreements.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


GUILFORD MILLS, INC.
(Registrant)


/s/ John A. Emrich
-----------------------
John A. Emrich
President and
Chief Executive Officer


Date:   February 19, 2002

                                  EXHIBIT INDEX
                                  -------------


Exhibit Number                      Description
--------------                      -----------


(4)(a) Sixth Amendment and Waiver under Note Agreement, dated as of February 15, 2002, among the Company and the purchasers of the notes.

(10)(a) Eleventh Amendment to Credit Agreement, dated as of February 15, 2002, among Guilford Mills, Inc., Wachovia, as administrative agent, FUNB, as syndication agent, Bank One, NA, as documentation agent and the banks listed therein.