Form 10-Q
period 2002-03-31
GUILFORD MILLS INC
filed 2002-05-20
CIK 44471

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


                  Number of shares of common stock outstanding
                           at May 6, 2002 - 18,627,076

                              GUILFORD MILLS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002


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


         Consolidated Statements of Operations for the thirteen weeks ended March 31, 2002 and April 1, 2001

         Consolidated Statements of Operations for the twenty-six weeks ended March 31, 2002 and April 1, 2001

         Condensed Consolidated Balance Sheets as of March 31, 2002 and September 30, 2001

         Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended March 31, 2002 and April 1, 2001

         Condensed Notes to Consolidated Financial Statements

                              Guilford Mills, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Debtors-In-Possession)
          For the Thirteen Weeks Ended March 31, 2002 and April 1, 2001
                      (In thousands except per share data)
                                   (Unaudited)

        -------------------------------------------------------------------------- --------------------- ---------------------
                                                                                         March 31,              April 1,
                                                                                            2002                  2001
        -------------------------------------------------------------------------- --------------------- ---------------------
        Net Sales                                                                       $ 129,674             $ 166,343
        Costs and Expenses:
                 Cost of goods sold                                                       144,218               157,708
                 Selling and administrative                                                24,056                21,637
                 Reorganization costs                                                       5,168                    --
                 Restructuring and impaired asset charges                                  52,677                 4,290
        -------------------------------------------------------------------------- --------------------- ---------------------
                                                                                          226,119               183,635
        -------------------------------------------------------------------------- --------------------- ---------------------

        Operating Loss                                                                    (96,445)              (17,292)
        Interest Expense                                                                    5,896                 6,017
        Impaired Investments                                                                8,689                    --
        Other Expense (Income), Net                                                           397                  (356)
        -------------------------------------------------------------------------- --------------------- ---------------------
        Loss Before Income Tax Benefit                                                   (111,427)              (22,953)

        Income Tax Benefit                                                                (12,083)               (6,052)
        -------------------------------------------------------------------------- --------------------- ---------------------
        Net Loss                                                                       $  (99,344)           $  (16,901)
        -------------------------------------------------------------------------- --------------------- ---------------------

        Net Loss Per Share:
                 Basic                                                                 $   (5.37)            $   (0.89)
                 Diluted                                                                   (5.37)                (0.89)
        -------------------------------------------------------------------------- --------------------- ---------------------

          See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Debtors-In-Possession)
         For the Twenty-Six Weeks Ended March 31, 2002 and April 1, 2001
                      (In thousands except per share data)
                                   (Unaudited)

        -------------------------------------------------------------------------- --------------------- ---------------------
                                                                                         March 31,              April 1,
                                                                                            2002                  2001
        -------------------------------------------------------------------------- --------------------- ---------------------
        Net Sales                                                                       $ 267,242             $ 339,901
        Costs and Expenses:
                 Cost of goods sold                                                       270,948               311,680
                 Selling and administrative                                                41,825                42,542
                 Reorganization costs                                                       5,168                    --
                 Restructuring and impaired asset charges                                  53,563                 8,140
        -------------------------------------------------------------------------- --------------------- ---------------------
                                                                                          371,504               362,362
        -------------------------------------------------------------------------- --------------------- ---------------------

        Operating Loss                                                                   (104,262)              (22,461)
        Interest Expense                                                                   13,348                11,997
        Impaired Investments                                                                8,689                    --
        Other Expense (Income), Net                                                           209                  (447)
        -------------------------------------------------------------------------- --------------------- ---------------------
        Loss Before Income Tax Benefit                                                   (126,508)              (34,011)

        Income Tax Benefit                                                                (12,083)               (9,458)
        -------------------------------------------------------------------------- --------------------- ---------------------
        Net Loss                                                                      $  (114,425)           $  (24,553)
        -------------------------------------------------------------------------- --------------------- ---------------------

        Net Loss Per Share:
                 Basic                                                                $    (6.19)            $   (1.29)
                 Diluted                                                                   (6.19)                (1.29)
        -------------------------------------------------------------------------- --------------------- ---------------------

          See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Debtors-In-Possession)
                      March 31, 2002 and September 30, 2001
                                 (In thousands)

        -------------------------------------------------------------------------- --------------------- ---------------------
                                                                                        March 31,           September 30,
                                                                                           2002                  2001
                                                                                       (Unaudited)
        -------------------------------------------------------------------------- --------------------- ---------------------
        Assets
        Cash and cash equivalents                                                      $     8,780          $      9,809
        Accounts receivable, net                                                            82,267               103,484
        Inventories                                                                         62,170                90,937
        Assets held for sale                                                                15,458                   567
        Refundable income taxes                                                             14,841                 3,294
        Other current assets                                                                20,274                15,862
        -------------------------------------------------------------------------- --------------------- ---------------------
                 Total current assets                                                      203,790               223,953
        -------------------------------------------------------------------------- --------------------- ---------------------
        Property, net                                                                      193,783               267,833
        Other assets                                                                        39,476                59,278
        -------------------------------------------------------------------------- --------------------- ---------------------
                 Total assets                                                          $   437,049          $    551,064
        -------------------------------------------------------------------------- --------------------- ---------------------
        Liabilities
        Short-term borrowings                                                          $    20,277          $     33,724
        Current maturities of long-term debt                                                   373                21,501
        Long-term debt classified current                                                       --               239,842
        Other current liabilities                                                           34,517                74,286
        -------------------------------------------------------------------------- --------------------- ---------------------
                 Total current liabilities                                                  55,167               369,353
        -------------------------------------------------------------------------- --------------------- ---------------------
        Long-term debt                                                                       1,491                 1,542
        Other liabilities                                                                    5,228                38,660
        -------------------------------------------------------------------------- --------------------- ---------------------
                 Total long-term liabilities                                                 6,719                40,202
        -------------------------------------------------------------------------- --------------------- ---------------------
        Liabilities subject to compromise                                                  347,739                    --
        -------------------------------------------------------------------------- --------------------- ---------------------
        Stockholders' Investment
        Common stock                                                                           655                   655
        Capital in excess of par                                                           119,984               119,984
        Retained earnings                                                                   61,323               175,748
        Accumulated other comprehensive loss                                               (24,430)              (24,548)
        Other stockholders' investment                                                    (130,108)             (130,330)
        -------------------------------------------------------------------------- --------------------- ---------------------
                 Total stockholders' investment                                             27,424               141,509
        -------------------------------------------------------------------------- --------------------- ---------------------
                 Total liabilities and stockholders' investment                        $   437,049          $    551,064
        -------------------------------------------------------------------------- --------------------- ---------------------

         See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Debtors-In-Possession)
         For the Twenty-Six Weeks Ended March 31, 2002 and April 1, 2001
                                 (In thousands)
                                   (Unaudited)

        ---------------------------------------------------------------------------------- ----------------- ------------------
                                                                                              March 31,          April 1,
                                                                                                 2002              2001
        ---------------------------------------------------------------------------------- ----------------- ------------------
        Cash Flows From Operating Activities:
         Net loss                                                                           $ (114,425)        $ (24,553)
         Depreciation and amortization                                                          21,607            28,013
         Unexpended restructuring, impaired assets and impaired investment costs                59,628               420
         Non-cash reorganization items                                                           2,417                --
         Other adjustments to net loss, net                                                     (8,962)           (2,568)
         Net changes in operating assets and liabilities                                        49,308            10,663
        ---------------------------------------------------------------------------------- ----------------- ------------------
                Net cash provided by operating activities                                        9,573            11,975
        ---------------------------------------------------------------------------------- ----------------- ------------------
        Cash Flows From Investing Activities:
         Additions to property                                                                  (3,033)          (32,966)
         Other investing activities, net                                                         5,022            (3,413)
        ---------------------------------------------------------------------------------- ----------------- ------------------
                Net cash provided by (used in) investing activities                              1,989           (36,379)
        ---------------------------------------------------------------------------------- ----------------- ------------------
        Cash Flows From Financing Activities:
         Short-term borrowings, net                                                            (14,023)            7,433
         Payments of long-term debt                                                            (36,576)          (62,389)
         Proceeds from issuance of long-term debt, net of deferred financing costs paid         37,928            66,154
        ---------------------------------------------------------------------------------- ----------------- ------------------
                Net cash (used in) provided by financing activities                            (12,671)           11,198
        ---------------------------------------------------------------------------------- ----------------- ------------------
        Effect of Exchange Rate Changes on Cash and
           Cash Equivalents                                                                         80               (68)
        ---------------------------------------------------------------------------------- ----------------- ------------------
        Net Decrease In Cash and Cash Equivalents                                               (1,029)          (13,274)

        Beginning Cash and Cash Equivalents                                                      9,809            23,874
        ---------------------------------------------------------------------------------- ----------------- ------------------

        Ending Cash and Cash Equivalents                                                    $    8,780         $  10,600
        ---------------------------------------------------------------------------------- ----------------- ------------------

        See accompanying condensed notes to consolidated financial statements.

                              GUILFORD MILLS, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Debtors-In-Possession)
                                 March 31, 2002
                        (In thousands except share data)
                                   (Unaudited)


1. Basis of Presentation -- The accompanying unaudited consolidated condensed financial statements, are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code"("SOP 90-7"). These statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The filing of the voluntary Chapter 11 petitions referred to below, losses from operations and negative cash flow from operations raise doubt about the Company's ability to continue as a going concern. The appropriateness of using a going concern basis is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations and the ability to generate cash from operations and financing sources sufficient to meet obligations. As a result of the filing of the Chapter 11 cases and related circumstances, realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors (as defined below in Note 2) may sell or otherwise dispose of assets, and liquidate or settle liabilities for amounts other than those reflected in the consolidated condensed financial statements. Further, a plan or plans of reorganization could materially change the amounts reported in the accompanying consolidated condensed financial statements. The consolidated condensed financial statements do not include any adjustments relating to recoverability of the value of recorded asset amounts or the amount and classification of liabilities that might be necessary as a consequence of a plan of reorganization. At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on the Company's business, its financial position, results of operations or cash flows. If it is determined that the liabilities subject to compromise in the Chapter 11 cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their face value and equity interests of the Company's stockholders may have no value. The Company believes the DIP Facility (as defined below in Note 2), should provide the Company with adequate liquidity to conduct its business while it prepares a reorganization plan. However, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth in Item 2 below under "Safe Harbor Forward-Looking Statements."

2. Bankruptcy Proceedings - On March 5, 2002, the Company reached an agreement in principle with its senior lenders on a restructuring of the Company's approximately $270 million senior indebtedness. Under the restructuring, the Company expects that, in accordance with the agreement in principle and subject to confirmation of the plan of reorganization, the Company's outstanding senior debt will be reduced to approximately $145 million, and the Company's unsecured trade creditors will be paid in full.

To conclude the restructuring as quickly as possible, the Company and its domestic subsidiaries (collectively, the "Debtors") filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") on March 13, 2002. The Chapter 11 cases have been consolidated for procedural purposes only and are being jointly administered under case no. 02-40667 (BRL). As of the date this report is being filed, the Debtors are continuing to operate their business as debtors-in-possession under Chapter 11 of the Bankruptcy Code and are subject to the jurisdiction of the Bankruptcy Court. The Company's foreign subsidiaries have not filed voluntary petitions and are therefore not debtors.

As a result of these filings, actions to collect pre-petition indebtedness are stayed and certain other pre-petition contractual obligations against the Debtors may not be enforceable. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts, including real estate leases, employment contracts, personal property leases, service contracts and other unexpired, executory pre-petition contracts, subject to Bankruptcy Court approval. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the Bankruptcy Code. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from the filing of claims for all contracts that may be rejected. The majority of all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted on by the creditors and equity holders and approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy sometime during fiscal year 2002, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court or that any such plan will be consummated. It is contemplated that upon emergence, all of the Company's currently outstanding common stock will be cancelled, and the Company will then immediately issue to its current senior lenders and to its existing stockholders shares of Company common stock representing 90% and 10%, respectively, of the reorganized Company's total outstanding common stock.

As provided by the Bankruptcy Code, the Debtors have the exclusive right to submit a plan of reorganization for 120 days from the date of the filing of the voluntary petitions. Further extension may be sought and may be granted or denied by the Bankruptcy Court. If the Debtors fail to file a plan of reorganization during such period or if such plan is not accepted by the required number of creditors and equity holders within the required period, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. A plan of reorganization also could result in holders of the Company's common stock receiving no value for their interest. The Chapter 11 filing, the uncertainty regarding the eventual outcome of the reorganization case and the effect of other unknown adverse factors could threaten the Company's existence as a going concern.

At a hearing held on March 14, 2002, the Bankruptcy Court entered orders granting authority to the Debtors to, among other things, pay certain pre-petition employee wages, salaries, benefits and other employee obligations, and pay certain administrative fees and insurance related obligations.

Schedules will be filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Company's accounting records. Differences between amounts shown by the Company and claims filed by creditors will be investigated and, if necessary, unresolved disputes will be determined by the Bankruptcy Court. The ultimate settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

The Company entered into a $30 million Debtor-In-Possession Credit Agreement, dated as of March 13, 2002, (the "DIP facility") with Wachovia Bank. Borrowings against the DIP facility have an interest rate equal to Wachovia's Base Rate plus 2.5% or, at Guilford's option, LIBOR plus 3.5%, for interest periods of 1 or 3 months. The actual borrowing availability is calculated using a "borrowing base", as defined therein, based upon levels of accounts receivable and inventory, and may be less than $30 million. The Company may use this facility during the period of the bankruptcy proceeding to continue its ordinary course day-to-day operations, service its customers and complete its strategic business restructuring. As of the date hereof, the Company has no borrowings under this facility.

3. Foreign Currency Translation -- Translation gains or losses are reflected in the stockholders' investment section of the condensed consolidated balance sheet in accumulated other comprehensive loss.

4. Per Share Information -- Basic loss per share information has been computed by dividing net loss by the weighted average number of shares of common stock, par value $.02 per share, outstanding during the periods presented. Diluted loss per share information also considers the dilutive effect of stock options and restricted stock grants. There were no dilutive stock options or shares of restricted stock during any of the periods reported. During the quarterly periods ended March 31, 2002 and April 1, 2001, outstanding stock options and shares of restricted stock of 1,712,000 and 1,890,000, respectively, were antidilutive and not included in the calculation of diluted net loss per share. During the six-month periods ended March 31, 2002 and April 1, 2001, outstanding stock options and shares of restricted stock of 1,712,000 and 1,875,000, respectively, were antidilutive for either part or all of the period and not included in the calculation of diluted net loss per share. The weighted average shares used in computing basic and diluted net loss for the thirteen weeks ended March 31, 2002 and April 1, 2001 were 18,484,000 and 19,063,000 respectively.
The weighted average shares used in computing basic and diluted net loss for the twenty-six weeks ended March 31, 2002 and April 1, 2001 were 18,484,000 and 19,045,000, respectively.

The Company has authorized 1,000,000 shares of $1 par preferred stock. As of March 31, 2002 and September 30, 2001, no such shares were issued.

5. Inventories -- Inventories are carried at the lower of cost or market. Cost is determined by using the FIFO (first-in, first-out) method for the majority of inventories. Cost for all other inventories has been determined principally by the LIFO (last-in, first-out) method.

     Inventories at March 31, 2002 and September 30, 2001 consisted of the following:

                                                                       March 31,          September 30,
                                                                         2002                 2001
                                                                   ------------------   -----------------
 Finished Goods                                                       $  21,661            $  29,440
 Raw Materials and work in process                                       44,422               64,131
 Manufacturing supplies                                                   8,388                9,572

                                                                   ------------------   -----------------

 Total inventories valued at FIFO cost                                   74,471              103,143
 Less - Adjustments to reduce FIFO cost to LIFO cost, net               (12,301)             (12,206)
                                                                   ------------------   -----------------
      Total inventories                                               $  62,170            $  90,937
                                                                   ==================   =================

6. Accumulated Depreciation -- Accumulated depreciation at March 31, 2002 and September 30, 2001 was $558,694 and $560,182, respectively.

7. Comprehensive Loss -- For the thirteen weeks ended March 31, 2002 and April 1, 2001, total comprehensive loss was ($99,463) and ($19,060), respectively. Included in total comprehensive loss for the quarters were net losses of ($99,344) and ($16,901), respectively, and foreign currency translation losses of ($119) and ($2,159), respectively. Comprehensive loss was ($114,307) and ($27,346), consisting of net losses of ($114,425) and ($24,553) and foreign currency translation gains (losses) of $118 and ($2,793) for the six-month periods ended March 31, 2002 and April 1, 2001, respectively.

8. Financial Instruments -- The Company has a policy to manage the exposure related to sales denominated in foreign currencies through the use of forward foreign currency exchange contracts. For fiscal 2002 and fiscal 2001, the Company has determined that its anticipated sales in the Euro are naturally hedged by anticipated Euro payables and therefore, no forward foreign currency exchange contracts have been purchased.

9. Segment Information -- Segment information for the quarterly periods ended March 31, 2002 and April 1, 2001 was as follows:

                                      Automotive       Apparel and Other      Direct-to-Retail       Industrial          Total
     March 31, 2002                                         Fabrics            Home Fashions          Products
                                   ---------------    ------------------    -------------------    --------------    -------------
     External sales                    $89,863             $17,466                 $9,449             $12,896           $129,674
     Restructuring charges                (646)            (33,875)               (18,156)                               (52,677)
     Reorganization costs               (3,264)               (447)                  (912)               (545)            (5,168)
     Operating loss                     (4,246)            (50,408)               (39,298)             (2,493)           (96,445)
     Interest expense                                                                                                      5,896
     Impaired investment charge                              8,689                                                         8,689
     Other expense, net                                                                                                      397
     Loss before income taxes                                                                                           (111,427)
                                   ===============    ==================    ===================    ==============    =============

     April 1, 2001
     External sales                    $81,637             $50,256                $17,382             $17,068           $166,343
     Restructuring charges                (964)             (3,326)                                                       (4,290)
     Operating loss                       (583)            (13,618)                  (246)             (2,845)           (17,292)
     Interest expense                                                                                                      6,017
     Other income, net                                                                                                      (356)
     Loss before income taxes                                                                                            (22,953)
                                   ===============    ==================    ===================    ==============    =============


Segment information for the six-month periods ended March 31, 2002 and April 1, 2001 was as follows:

                                         Automotive      Apparel and Other     Direct-to-Retail       Industrial          Total
      March 31, 2002                                          Fabrics            Home Fashions         Products
                                       --------------    -----------------    ------------------    -------------     -------------
      External sales                      $171,133            $46,787               $24,133             $25,189          $267,242
      Restructuring charges                   (646)           (34,761)              (18,156)                              (53,563)
      Reorganization costs                  (3,264)              (447)                 (912)               (545)           (5,168)
      Operating loss                        (2,852)           (56,082)              (41,106)             (4,222)         (104,262)
      Interest expense                                                                                                     13,348
      Impaired investment charge                                8,689                                                       8,689
      Other expense, net                                                                                                      209
      Loss before income taxes                                                                                           (126,508)
                                       ==============    =================    ==================    =============     =============

      April 1, 2001
      External sales                      $168,288           $111,947               $28,741             $30,925          $339,901
      Restructuring charges                 (2,314)            (5,826)                                                     (8,140)
      Operating profit (loss)                5,278            (20,190)               (2,116)             (5,433)          (22,461)
      Interest expense                                                                                                     11,997
      Other income, net                                                                                                      (447)
      Loss before income taxes                                                                                            (34,011)
                                       ==============    =================    ==================    =============     =============


10. Restructuring and Impaired Asset Charges, Impaired Investment and Reorganization Costs -- On April 22, 2002, the Company announced that it will close its apparel plant in Altamira, Mexico, and its associated knitting plant in Lumberton, North Carolina. The Company expects to operate the facilities until the fourth fiscal quarter of 2002, and will work with its customers to identify alternative supply sources. Approximately 180 employees in Mexico and 100 in North Carolina will be affected by the plant closures. As a result of these closures, the Company recorded fixed asset impairments of $29,312 and investment impairments of $8,689. Fixed assets, consisting primarily of buildings and machinery and equipment used in knitting, dyeing and finishing, were written down to the lower of carrying value or fair market value, as determined by outside appraisers.

During the second quarter of fiscal 2002, the Company decided to exit the production of Automotive fabrics in its plant in Pouso Alegre, Brazil. As a result of this action the Company recorded fixed asset impairments, severance costs and other expenses totaling $646.

On March 8, 2002, the Company announced that it had agreed in principle to sell the business and certain assets of Twin Rivers Textile Printing and Finishing (located in Schenectady, New York) to H. Greenblatt and Co., Inc., which will assume operations at that printing facility. The sale will be subject to approval by the bankruptcy court. As a result of the expected sale, the Company recorded fixed asset and goodwill impairments of $3,671.

On February 18, 2002, the Company announced an agreement in principle to sell certain assets of its Direct-to-retail Home Fashions segment to Homestead Fabrics, Ltd ("Homestead"). During a period expected not to exceed six months, the Company will continue to accept and ship customer orders in the normal course on behalf of Homestead. The sale will impact the results of the Direct-to-retail Home Fashions segment for the second quarter of fiscal 2002 and beyond. The sale will be subject to approval by the bankruptcy court. As a result of the expected sale, the Company recorded goodwill and fixed asset impairments and severance costs totaling $18,156. Fixed assets, consisting primarily of buildings and machinery and equipment used to cut and sew fabric, were written down to the lower of carrying value or fair market value, as determined by outside appraisers.

As a result of its bankruptcy filing, the Company's pre-petition senior loan agreements have been classified as a liability subject to compromise. In accordance with Statement of Position 90-7, unamortized deferred loan costs of $2,417 related to the revolving credit facility, which had been incurred and capitalized in prior periods, have been expensed as reorganization costs. The Company has also classified $2,751 of professional fees relating to its bankruptcy filing as reorganization costs.

In addition, the Company has recorded $892 of additional restructuring costs for severance pay and asset impairment related to its previously announced apparel restructuring actions.

As of September 30, 2001, the Company had an accrued liability of $1,954 for severance costs and other obligations as a result of its prior apparel restructuring activities. The following summarizes the Company's restructuring and asset and investment impairment actions for the fiscal year:

                            Balances as                 Balances as    Second         Write-down of                   March 31,
                            of September    Reserves    of December    quarter        assets to net     Reserves     2002 reserve
                              30, 2001      utilized      30, 2001      charges     realizable value    utilized       balance
                            -------------- ----------- --------------- ------------ ------------------ ------------ ---------------
Non-cash write-downs  of
property and equipment to
net realizable value              $ ---      $  ---           $ ---      $ 42,108           $ 42,108       $  ---        $   ---
Severance and related
  employee benefit costs          1,708       1,053             655         1,354                ---          985          1,024
Goodwill impairment                 ---         ---             ---         9,012              9,012          ---            ---
Professional fees and
  other costs                       246         ---             246           203                ---          203            246
------------------------------------------ ----------- --------------- ------------ ------------------ ------------ ---------------
Total restructuring and
  asset impairment               $1,954     $ 1,053            $901      $ 52,677           $ 51,120      $ 1,188        $ 1,270
Reorganization costs                ---         ---             ---         5,168                ---        5,168            ---
Impaired investments                ---         ---             ---         8,689              8,689          ---            ---
------------------------------------------ ----------- --------------- ------------ ------------------ ------------ ---------------
TOTAL                            $1,954     $ 1,053            $901      $ 66,534           $ 59,809     $  6,356        $ 1,270
------------------------------------------ ----------- --------------- ------------ ------------------ ------------ ---------------

11. Liabilities Subject to Compromise - As described in Note 2, the majority of all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted on by the creditors and equity holders and approved by the Bankruptcy Court. Such liabilities are classified as "liabilities subject to compromise". The table below summarizes the Company's liabilities subject to compromise:

                                                                                   Balance as of March
                                                                                         31, 2002
                                                                                   ---------------------
              Long-term debt classified current                                           $239,842
              Accounts payable                                                              21,696
              Current maturities of long-term debt                                          23,162
              Long-term deferred compensation                                               14,962
              Accrued interest payable                                                      10,953
              Accrued pension                                                                7,358
              Income taxes payable                                                           6,274
              Other pre-petition obligations                                                23,492
                                                                                            ------
              Total                                                                       $347,739
                                                                                   =====================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net sales for the second quarter of fiscal 2002 decreased $36.6 million, or 22.0% to $129.7 million, compared to net sales of $166.3 million in the second quarter of the prior year. For the six-month period ended March 31, 2002, net sales were $267.2 million, a decrease of $72.7 million, or 21.4%, from net sales of $339.9 million for the six months ended April 1, 2001.

Sales in the Automotive segment increased 10.2% in the second quarter of fiscal 2002 to $89.9 million as compared to $81.6 million for the same quarter in the prior year. Automotive sales made up 69.3% of the Company's total sales for the quarter, compared to 49.1% in the prior year. North American automobile production remains strong, due in part to continuing incentive programs. The Company has increased its share of the domestic headliner market to nearly 80% from 72% last year. Declines in the Company's automotive fabric sales in Mexico have been offset by increases in the UK. For the six months ended March 31, 2002, Automotive sales were $171.1 million compared to $168.3 million in the first six months of fiscal 2001, an increase of 1.7%.

Apparel segment sales for the second quarter ended March 31, 2002 declined 65.1% to $17.5 million from $50.2 million in the comparable quarter of the prior year. During the past 2 years, the Company has executed a significant reduction of its apparel business, resulting in the closing or sale of 7 plants and the downsizing of an additional plant, thereby eliminating domestic dyeing and finishing capacity. Subsequent to the end of the second quarter, the Company has also announced that it will close its apparel plant in Altamira, Mexico, and its associated knitting plant in Lumberton, North Carolina. Apparel sales in the first half of fiscal 2002 were $46.8 million and decreased 58.2% from sales in the first half of fiscal 2001 of $112.0 million.

Sales in the Direct-to-retail Home Fashions segment for the second quarter of fiscal 2002 decreased 46.0% to $9.4 million from $17.4 million in the prior year. On February 18, 2002, the Company announced an agreement in principle to sell certain assets of the Direct-to-retail Home Fashions segment to Homestead Fabrics, Ltd ("Homestead"). As a result, the Company will substantially exit this segment by the end of the fiscal year. Direct-to-retail Home Fashions sales for the first six months were $24.1 million, a decrease of 16.0% from sales of $28.7 million in fiscal 2001, for substantially the same reason.

Second quarter sales in the Industrial Products segment, which includes specialty fabrics and fibers, decreased 24.6% to $12.9 million compared to $17.1 million in the second quarter of the previous year. This decrease was primarily attributable to decreases in Guilford Technical Textiles sales, as well as lower sales volume of hook and loop closure fabrics in the European market. Fibers sales also decreased. For the six months ended March 31, 2002, Industrial Products sales were $25.2 million or 18.4% lower than sales of $30.9 million in fiscal 2001.

Gross margin for the second quarter of fiscal 2002 decreased to a negative margin of $14.5 million or negative 11.2% of net sales, from a positive $8.6 million or 5.2% of net sales, for the same quarter a year ago. The decrease was predominately the result of $12.3 million of inventory impairment charges related to plant closings, as well as decreased sales in the Apparel and Direct-to-Retail Home Fashions segments. For the first six months, gross margin was negative $3.7 million or negative 1.4% of net sales, a decrease from prior year's gross margin of positive $28.2 million or 8.3% of net sales.

As a result of the Company's restructuring actions, management believes that the most appropriate way to view the Company's results of operations is to separate the results of its ongoing businesses ("core businesses") from the businesses that it has exited or is exiting ("non-core businesses"), as only the core businesses will remain once the restructuring actions are complete. The Company's core businesses consist of its U.S., U.K. and Mexican automotive segment business, its industrial products segment, and its limited remaining apparel and other fabric operations in Mexico City and Pine Grove, Pennsylvania. The Company's non-core businesses consist of its Brazilian automotive operations, the majority of its apparel segment business (except for Mexico City and Pine Grove) and its Direct-to-retail Home Fashions segment. The tables below summarizes the results of operations for the quarter and six months ended March 31, 2002, divided into core businesses and non-core businesses:

                                      Quarter Ended March 31, 2002                    Six Months Ended March 31, 2002
                               ------------------------------------------ ---- --------------------------------------------
                                    Core        Non-Core                       Core Businesses    Non-Core
                                 Businesses    Businesses       Total                            Businesses       Total
                               ------------- -------------- ------------- ---- -------------- --------------- -------------
External sales                    $116,325        $13,349      $129,674           $214,995         $52,247       $267,242
Restructuring/
  Reorganization                    (3,809)       (54,036)      (57,845)            (3,809)        (54,922)       (58,731)
  charges
Operating loss                      (7,476)       (88,969)      (96,445)            (6,926)        (97,336)      (104,262)
Interest expense                                                  5,896                                            13,348
Impaired investment                                               8,689                                             8,689
Other expense, net                                                  397                                               209
Loss before
  income taxes                                                 (111,427)                                         (126,508)
                               ============= ============== ============= ==== ============== =============== =============

The Company also uses earnings before interest, taxes, depreciation and amortization ("EBITDA") to measure the Company's performance and cash flow generation. EBITDA also excludes restructuring and reorganization costs and certain one-time costs. EBITDA is not intended to represent cash flow from operations as defined by United States Generally Accepted Accounting Principles ("GAAP") and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. The method that the Company uses to calculate EBITDA may differ from similarly titled measures reported by other companies. The Company's EBITDA for the second fiscal quarter of 2002 was ($10,024), consisting of $4,068 from core businesses and ($14,092) from non-core businesses. For the six months ended March 31, 2002, the Company's EBITDA was ($6,033), consisting of $11,660 from core businesses and ($17,693) from non-core businesses. The decline in operating performance from the first fiscal quarter, as measured by EBITDA and operating earnings, in the Company's core businesses is attributable to lower sales and profits in the Company's UK and Mexican operations.

Selling and administrative expenses for the second quarter of fiscal 2002 were $24.1 million or 18.6% of net sales, compared to $21.6 million or 13.0% of net sales, for the same quarter a year ago. The increase resulted primarily from $5.0 million of bad debt reserves, mostly related to the planned shutdown of the Company's plant in Altamira, Mexico. SG&A expense was also impacted by higher than normal professional fees, as the Company required the services of several outside attorneys and financial consultants to negotiate modifications to the Company's senior secured loan agreements. These increases were partially offset by lower salaries and travel expenses, as the Company has reduced staff and reduced business travel. Selling and administrative expenses for the first six-month period of fiscal 2002 were $41.8 million or 15.7% of net sales, compared to $42.5 million or 12.5% of net sales, for the same period a year ago.

As described in Note 11 to the accompanying condensed consolidated financial statements, the Company announced its decisions to close its apparel facilities located in Altamira, Mexico and Lumberton, North Carolina, to exit the production of automotive fabrics in Brazil, and to sell certain businesses and fixed assets located in the state of New York. With these actions, the Company is substantially exiting the direct-to-retail home fashions segment and significantly reduced its apparel fabric production capabilities. Certain apparel and home fashions fabrics will continue to be produced at the Company's plants in Mexico City and in Pine Grove, Pennsylvania. During the second quarter of fiscal 2002, the Company recognized restructuring, reorganization and impaired asset charges of $57.8 million related to these actions, as well as impaired investment charges of $8.7 million. Year to date, the Company has recognized restructuring, reorganization and impaired asset charges of $58.7 million, as well as impaired investment charges of $8.7 million. During the second quarter of fiscal 2001, the Company recognized restructuring charges of $4.3 million. This consisted primarily of costs to relocate certain equipment and employee stay bonuses. The Company ceased production at its Fishman facility in September, 2000 and at its Greenberg location in March, 2001. For the first six months of fiscal 2001, the Company recognized restructuring charges of $8.1 million.

Interest expense for the second quarter of fiscal 2002 was $5.9 million compared to $6.0 million for the second quarter last year. The decrease was the result of the Company's Chapter 11 bankruptcy filing, which suspended any further interest expense on the revolving credit facility and senior notes. For the first six months of fiscal 2002, interest expense was $13.3 million versus $12.0 million in fiscal 2001.

For the quarter ended March 31, 2002, other expense, net was $0.4 million compared to other income, net, of $0.4 million for the prior year's comparable period. Included in other income for both years were several small items. For the six months ended March 31, 2002, other expense, net was $0.2 million, compared to $0.4 million of other income during the first six months of last year, which included a $0.2 million insurance settlement.

The Company recognized an income tax benefit of $12.1 million for the second quarter and first six months of fiscal 2002, compared to an income tax benefit of $6.1 million for the second quarter of fiscal 2001 and $9.5 million for the first six months of fiscal 2002. The increased benefit during fiscal 2002 was the result of favorable tax legislation passed by the U.S. Congress during the second quarter of fiscal 2002, which was enacted to stimulate the national economy.

For the quarter ended March 31, 2002, net loss was $99.3 million, or $5.37 per diluted share, compared to net loss of $16.9 million, or $0.89 per diluted share, for the second quarter a year ago. Net loss for the six months ended March 31, 2002, was $114.4 million, or $6.19 per diluted share, compared to net loss of $24.6 million, or $1.29 per diluted share, for the comparable six-month period in the prior year.


Liquidity and Capital Requirements
----------------------------------

As described in Note 2 to the accompanying condensed consolidated financial statements, on March 13, 2002, the Company and its domestic subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. As a result, the Company has limited liquidity and its business decisions concerning matters outside the ordinary course of business are subject to the jurisdiction of the Bankruptcy Court. Also as described in Note 2 to the accompanying condensed consolidated financial statements, the Company entered into the DIP facility with Wachovia Bank. Borrowings against the DIP facility have an interest rate equal to Wachovia's Base Rate plus 2.5% or, at Guilford's option, LIBOR plus 3.5%, for interest periods of 1 or 3 months. The Company may use this facility to continue its ordinary course day-to-day operations, service its customers and complete its strategic business restructuring. As of March 31, 2002, there were no advances against the DIP facility.

The decrease in working capital prior to reclassification of liabilities subject to compromise was primarily the result of large decreases in accounts receivable and inventory, which were partially offset by an increase in assets held for sale, refundable income taxes and certain other current assets. The Company decreased inventory levels in response to sales declines and its focus on cash.

The Company has historically maintained annual capital expenditures near the amount of depreciation expense. However, during the first six months of fiscal 2002, capital expenditures of $3.0 million were far less than depreciation expense of $19.7 million, as the Company has halted almost all capital expenditures in an effort to preserve cash. In addition, the terms of the DIP facility place limitation on the amount the Company can use for capital expenditures.

Outlook
-------

Since the end of fiscal 2000, the Company has executed a significant restructuring of its operations, substantially exiting the apparel and direct-to-retail home fashions segments. To that end, the Company has closed 7 plants and downsized an eighth plant during the past 18 months. These actions have reduced manufacturing capacity by approximately 50% worldwide. Going forward, the Company intends to focus its efforts on its "core businesses", predominantly automotive and industrial products.

The Company is optimistic about the future of its core businesses, assuming a successful financial restructuring. Automotive and Industrial Products are expected to make up more than 80% of Guilford's sales for the second half of fiscal 2002 and beyond. The Company's Automotive segment is well-established, technically superior and is a key supplier to the industry. Guilford is the dominant supplier of automobile headliner fabric in the U.S., with a market share near 80%. A key component to the profitability of the Automotive segment will be the number of vehicles built, especially in the U.S. and U.K. Analysts project continued strong demand for new automobiles for the remainder of the calendar year. As a result of the highly specified, technical requirements of both Automotive and Industrial/Specialty products, management believes these areas to be less susceptible to low-priced imports into the U.S.

The Company's decision to file for Chapter 11 bankruptcy was designed to allow the Company to complete its debt restructuring efforts successfully and quickly. The Company expects to file its plan of reorganization with the Bankruptcy Court in the near future and to emerge from bankruptcy during the fourth fiscal quarter of 2002. Under the restructuring, the Company expects that, in accordance with the agreement in principle and subject to confirmation of the plan of reorganization, the Company's outstanding senior debt will be reduced to approximately $145 million, and the Company's unsecured trade creditors will be paid in full. Management believes that the core businesses will be sufficiently profitable to service that level of debt. It is also contemplated that upon emergence, all of the Company's currently outstanding common stock will be cancelled, and the Company will then immediately issue to its current senior lenders and to its existing stockholders shares of Company common stock representing 90% and 10%, respectively, of the Company's total outstanding common stock.


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

Safe Harbor Forward-Looking Statements
--------------------------------------

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

All statements other than statements of historical fact included in this document, including, without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include:

1. general economic factors including, but not limited to, changes in interest rates, foreign currency translation rates, consumer confidence, housing starts, trends in disposable income, changes in consumer demand for goods produced, and cyclical or other downturns
2. the overall level of automotive production and the production of specific car models
3.   fashion trends
4.   information and technological advances
5. cost and availability of raw materials, labor and natural and other resources
6.   domestic and foreign competition
7.   domestic and foreign governmental regulations and trade policies
8.   reliance on major customers
9.   success of marketing, advertising and promotional campaigns
10. inability to achieve cost reductions through consolidation and restructuring
11. inability to obtain financing on favorable terms or to obtain amendments or waivers with respect to non-compliance with certain covenants in loan agreements
12. the adverse impact of the Company's filing under Chapter 11 of the Bankruptcy Code on the Company's customer and supplier relationships, including less favorable trade credit terms
13. inability to maintain sufficient liquidity to finance the Company's operations; and
14. inability to confirm and implement the plan of reorganization on terms contemplated by the agreement in principle with the senior lenders.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk for changes in interest rates and foreign currency exchange rates and has limited exposure to commodity price risk. The Company does not hold or issue any financial instruments for trading purposes. During the quarter ended March 31, 2002, the Company did not experience any material changes with respect to its sensitivity or management of interest rate or commodity price risk. However, the Company is subject to foreign currency risk primarily related to sales and expenditures and other transactions denominated in foreign currencies and investments in foreign subsidiaries. The Company manages the exposure related to this risk through forward foreign currency exchange contracts with durations generally less than 12 months. The changes in the market value of such contracts have a high correlation to the price changes in the currency of the related hedged transactions. The Company enters into forward foreign currency exchange contracts in the normal course of business to manage exposure against fluctuations in the purchase price of capital equipment and other transactions having firm commitments. On March 31, 2002, the Company had no outstanding foreign currency forward contracts.

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

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1. Legal Proceedings. Reference is made to Item 2 of Part I of this Quarterly Report under the heading titled "Contingencies" for the information required by this Item. As described in Note 2 to the accompanying condensed consolidated financial statements, on March 13, 2002, the Company and its domestic subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York.

Item 2.  Not Applicable

Item 3. Defaults Upon Senior Securities. The Company is in default of certain covenants set forth in its pre-petition senior loan agreements. As a result of its Chapter 11 filing, the Company has not made any principal or interest payments on such senior indebtedness since March 13, 2002, the date the Company and its domestic subsidiaries filed their voluntary Chapter 11 petitions. As described in footnote 2, the Company and its senior lenders have entered into an agreement in principle pursuant to which such senior indebtedness would be restructured.

Items 4 - 5.  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

(a)      Exhibits

Exhibit Number      Description
--------------      -----------


10 (a) Revolving Credit and Guaranty Agreement dated as of March 13, 2002, among the Company and First Union National Bank.

10 (b) First Amendment to Revolving Credit and Guaranty Agreement, dated as of April 2, 2002, among the Company and First Union National Bank.

10 (c) Second Amendment to Revolving Credit and Guaranty Agreement, dated as of April 23, 2002, among the Company and Wachovia Bank, National Association, formerly known as First Union National Bank.

10 (d) Third Amendment to Revolving Credit and Guaranty Agreement, dated as of April 23, 2002, among the Company and Wachovia Bank, National Association, formerly known as First Union National Bank.

10 (e) Fourth Amendment to Revolving Credit and Guaranty Agreement, dated as of April 29, 2002, among the Company and Wachovia Bank, National Association, formerly known as First Union National Bank.

10 (f)*             Consulting Agreement, between the Company and David H.
                    Taylor.





*Items denoted with an asterisk represent management contracts or compensatory plans or arrangements.

(b)      Reports on Form 8-K.

         The Company filed four (4) Current Reports on Form 8-K during the quarter for which this Form 10-Q is filed. They are described below.

          1) On January 9, 2002, the Company filed a Current Report on Form 8-K relating to amendments to its revolving credit and senior note agreements.

          2) On January 22, 2002, the Company filed a Current Report on Form 8-K relating to amendments to its revolving credit and senior note agreements.

          3) On January 29, 2002, the Company filed a Current Report on Form 8-K relating to the impact of the Company's decision to delay the Company's Annual Meeting of Shareholders.

          4) On March 18, 2002, the Company filed a Current Report on Form 8-K relating to the Company's decision to file voluntary petitions under Chapter 11 of the Bankruptcy Code.

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GUILFORD MILLS, INC.
                                        (Registrant)


Date:   May 20, 2002                    By:  /s/  David H. Taylor
                                        -------------------------
                                        David H. Taylor
                                        Interim Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit Number      Description
--------------      -----------


10 (a) Revolving Credit and Guaranty Agreement, dated as of March 14, 2002, among the Company and First Union National Bank.

10 (b) First Amendment to Revolving Credit and Guaranty Agreement, dated as of April 2, 2002, among the Company and First Union National Bank.

10 (c) Second Amendment to Revolving Credit and Guaranty Agreement, dated as of April 23, 2002, among the Company and Wachovia Bank, National Association, formerly known as First Union National Bank.

10 (d) Third Amendment to Revolving Credit and Guaranty Agreement, dated as of April 23, 2002, among the Company and Wachovia Bank, National Association, formerly known as First Union National Bank.

10 (e) Fourth Amendment to Revolving Credit and Guaranty Agreement, dated as of April 29, 2002, among the Company and Wachovia Bank, National Association, formerly known as First Union National Bank.

10 (f)*             Consulting Agreement between the Company and David H.
                    Taylor.















*Items denoted with an asterisk represent management contracts or compensatory plans or arrangements.