Form 10-Q
period 2002-06-30
GUILFORD MILLS INC
filed 2002-08-14
CIK 44471

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


                  Number of shares of common stock outstanding
                         at August 6, 2002 - 18,620,776

                              GUILFORD MILLS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002


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


         Consolidated Statements of Operations for the thirteen weeks ended June 30, 2002 and July 1, 2001

         Consolidated Statements of Operations for the thirty-nine weeks ended June 30, 2002 and July 1, 2001

         Condensed Consolidated Balance Sheets as of June 30, 2002 and September 30, 2001

         Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended June 30, 2002 and July 1, 2001

         Condensed Notes to Consolidated Financial Statements

                              Guilford Mills, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Debtors-In-Possession)
           For the Thirteen Weeks Ended June 30, 2002 and July 1, 2001
                      (In thousands except per share data)
                                   (Unaudited)


        -------------------------------------------------------------------------- --------------------- ---------------------
                                                                                          June 30,              July 1,
                                                                                            2002                  2001
        -------------------------------------------------------------------------- --------------------- ---------------------

        Net Sales                                                                       $ 133,555             $ 158,098


        Costs and Expenses:
                 Cost of goods sold                                                       119,668               152,010
                 Selling and administrative                                                15,911                21,992
                      Reorganization costs                                                  4,723                    --
                 Restructuring and impaired asset charges                                   6,532                 4,576
        -------------------------------------------------------------------------- --------------------- ---------------------
        -------------------------------------------------------------------------- --------------------- ---------------------
                                                                                          146,834               178,578
        -------------------------------------------------------------------------- --------------------- ---------------------

        Operating Loss                                                                    (13,279)              (20,480)
        Interest Expense                                                                      714                 6,422
        Impaired Investments                                                                  638                    --
        Other Expense, Net                                                                    730                    18

        -------------------------------------------------------------------------- --------------------- ---------------------
        Loss Before Income Tax Benefit and Extraordinary Item                             (15,361)              (26,920)
        Income Tax Benefit                                                                     --                (6,567)
        -------------------------------------------------------------------------- --------------------- ---------------------
        Loss Before Extraordinary Item                                                    (15,361)              (20,353)
        Extraordinary Item, Net of Tax                                                         --                (2,856)
        -------------------------------------------------------------------------- --------------------- ---------------------
        Net Loss                                                                       $  (15,361)           $  (23,209)
        -------------------------------------------------------------------------- --------------------- ---------------------

        Loss Per Share Before Extraordinary Item:
                 Basic                                                              $      (0.83)         $      (1.06)
                 Diluted                                                                   (0.83)                (1.06)

        Net Loss Per Share:
                 Basic                                                              $      (0.83)         $      (1.21)
                 Diluted                                                                   (0.83)                (1.21)
        -------------------------------------------------------------------------- --------------------- ---------------------

          See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Debtors-In-Possession)
         For the Thirty-Nine Weeks Ended June 30, 2002 and July 1, 2001
                      (In thousands except per share data)
                                   (Unaudited)


        -------------------------------------------------------------------------- --------------------- ---------------------
                                                                                          June 30,              July 1,
                                                                                            2002                  2001
        -------------------------------------------------------------------------- --------------------- ---------------------

        Net Sales                                                                       $ 400,797             $ 497,999


        Costs and Expenses:
                 Cost of goods sold                                                       390,616               463,690
                 Selling and administrative                                                57,736                64,534
                 Reorganization costs                                                       9,891                    --
                 Restructuring and impaired asset charges                                  60,095                12,716
        -------------------------------------------------------------------------- --------------------- ---------------------
                                                                                          518,338               540,940
        -------------------------------------------------------------------------- --------------------- ---------------------

        Operating Loss                                                                   (117,541)              (42,941)
        Interest Expense                                                                   14,062                18,419
        Impaired Investments                                                                9,327                    --
        Other Expense (Income), Net                                                           939                  (429)

        -------------------------------------------------------------------------- --------------------- ---------------------
        Loss Before Income Tax Benefit and Extraordinary Item                            (141,869)              (60,931)
        Income Tax Benefit                                                                (12,083)              (16,025)
        -------------------------------------------------------------------------- --------------------- ---------------------
        Loss Before Extraordinary Item                                                   (129,786)              (44,906)

        Extraordinary Item, Net of Tax                                                         --                (2,856)
        -------------------------------------------------------------------------- --------------------- ---------------------
        Net Loss                                                                      $  (129,786)           $  (47,762)
        -------------------------------------------------------------------------- --------------------- ---------------------

        Loss Per Share Before Extraordinary Item:
                 Basic                                                             $       (7.02)        $       (2.35)
                 Diluted                                                                   (7.02)                (2.35)

        Net Loss Per Share:
                 Basic                                                             $       (7.02)        $       (2.50)
                 Diluted                                                                   (7.02)                (2.50)
        -------------------------------------------------------------------------- --------------------- ---------------------

          See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Debtors-In-Possession)
                      June 30, 2002 and September 30, 2001
                                 (In thousands)


        -------------------------------------------------------------------------- --------------------- ---------------------
                                                                                         June 30,           September 30,
                                                                                           2002                  2001
                                                                                       (Unaudited)
        -------------------------------------------------------------------------- --------------------- ---------------------
        Assets
        Cash and cash equivalents                                                       $    9,508           $     9,809
        Cash held in restricted account                                                     12,020                    --
        Accounts receivable, net                                                            78,202               103,484
        Inventories                                                                         52,177                90,937
        Assets held for sale                                                                11,771                   567
        Refundable income taxes                                                             15,377                 3,294
        Other current assets                                                                21,613                15,862
        -------------------------------------------------------------------------- --------------------- ---------------------

                 Total current assets                                                      200,668               223,953
        -------------------------------------------------------------------------- --------------------- ---------------------
        Property, net                                                                      173,878               267,833
        Other assets                                                                        39,344                59,278
        -------------------------------------------------------------------------- --------------------- ---------------------
                 Total assets                                                            $ 413,890             $ 551,064
        -------------------------------------------------------------------------- --------------------- ---------------------

        Liabilities
        Short-term borrowings                                                          $     6,812            $   33,724
        Current maturities of long-term debt                                                   373                21,501
        Long-term debt classified current                                                       --               239,842
        Other current liabilities                                                           43,626                74,286
        -------------------------------------------------------------------------- --------------------- ---------------------
                 Total current liabilities                                                  50,811               369,353
        -------------------------------------------------------------------------- --------------------- ---------------------
        Long-term debt                                                                       1,710                 1,542
        Other liabilities                                                                    5,799                38,660
        -------------------------------------------------------------------------- --------------------- ---------------------
                 Total long-term liabilities                                                 7,509                40,202
        -------------------------------------------------------------------------- --------------------- ---------------------
        Liabilities subject to compromise                                                  343,055                    --
        -------------------------------------------------------------------------- --------------------- ---------------------

        Stockholders' Investment
        Common stock                                                                           655                   655
        Capital in excess of par                                                           119,984               119,984
        Retained earnings                                                                   45,962               175,748
        Accumulated other comprehensive loss                                               (24,075)              (24,548)
        Other stockholders' investment                                                    (130,011)             (130,330)
        -------------------------------------------------------------------------- --------------------- ---------------------
                 Total stockholders' investment                                             12,515               141,509
        -------------------------------------------------------------------------- --------------------- ---------------------
                 Total liabilities and stockholders' investment                          $ 413,890             $ 551,064
        -------------------------------------------------------------------------- --------------------- ---------------------



         See accompanying condensed notes to consolidated financial statements.

                              Guilford Mills, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Debtors-In-Possession)
         For the Thirty-Nine Weeks Ended June 30, 2002 and July 1, 2001
                                 (In thousands)
                                   (Unaudited)


        ---------------------------------------------------------------------------------- ----------------- ------------------
                                                                                               June 30,           July 1,
                                                                                                 2002              2001
        ---------------------------------------------------------------------------------- ----------------- ------------------
         Cash Flows From Operating Activities:
         Net loss                                                                           $ (129,786)        $ (47,762)
         Depreciation and amortization                                                          30,739            41,231
         Non-cash / unexpended restructuring, impaired assets and impaired investment           66,668             1,578
         costs
         Non-cash reorganization items                                                           3,972                --
         Other adjustments to net loss, net                                                     (9,527)            6,656
         Net changes in operating assets and liabilities                                        63,109             7,954
        ---------------------------------------------------------------------------------- ----------------- ------------------
                Net cash provided by operating activities                                       25,175             9,657
        ---------------------------------------------------------------------------------- ----------------- ------------------
        ---------------------------------------------------------------------------------- ----------------- ------------------

        Cash Flows From Investing Activities:
         Additions to property                                                                  (5,301)          (44,029)
           Proceeds from sale of property and sale of other assets                              17,753             4,344
         Investment in equity investee                                                            (397)           (6,077)
        ---------------------------------------------------------------------------------- ----------------- ------------------
                Net cash provided by (used in) investing activities                             12,055           (45,762)
        ---------------------------------------------------------------------------------- ----------------- ------------------
        Cash Flows From Financing Activities:
         Short-term borrowings, net                                                            (26,834)           18,093
         Payments of long-term debt                                                            (36,576)          (84,489)
         Proceeds from issuance of long-term debt, net of deferred financing costs paid         37,928            94,371
        ---------------------------------------------------------------------------------- ----------------- ------------------
                Net cash (used in) provided by financing activities                            (25,482)           27,975
        ---------------------------------------------------------------------------------- ----------------- ------------------

        Effect of Exchange Rate Changes on Cash and
           Cash Equivalents                                                                        (29)              (55)

        ---------------------------------------------------------------------------------- ----------------- ------------------

        Net Increase (Decrease) In Cash and Cash Equivalents                                    11,719            (8,185)

        Beginning Cash and Cash Equivalents                                                      9,809            23,874
        ---------------------------------------------------------------------------------- ----------------- ------------------

        Ending Cash and Cash Equivalents                                                      $ 21,528          $ 15,689
        ---------------------------------------------------------------------------------- ----------------- ------------------

        See accompanying condensed notes to consolidated financial statements.

                              GUILFORD MILLS, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Debtors-In-Possession)
                                  June 30, 2002
                        (In thousands except share data)
                                   (Unaudited)


1. Basis of Presentation -- The accompanying unaudited consolidated condensed financial statements, are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code"("SOP 90-7"). These statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The filing of the voluntary Chapter 11 petitions referred to below and losses from operations raise doubt about the Company's ability to continue as a going concern. The appropriateness of using a going concern basis is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations and the ability to generate cash from operations and financing sources sufficient to meet obligations. As a result of the filing of the Chapter 11 cases and related circumstances, realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors (as defined below in Note 2) may sell or otherwise dispose of assets, and liquidate or settle liabilities for amounts other than those reflected in the consolidated condensed financial statements. Further, the proposed plan of reorganization could materially change the amounts reported in the accompanying consolidated condensed financial statements. The consolidated condensed financial statements do not include any adjustments relating to recoverability of the value of recorded asset amounts or the amount and classification of liabilities that might be necessary as a consequence of the proposed plan of reorganization. At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on the Company's business, its financial position, results of operations or cash flows. The Company believes the DIP Facility (as defined below in Note 2), should provide the Company with adequate liquidity to conduct its business while it consummates its reorganization plan. However, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth in Item 2 below under "Safe Harbor Forward-Looking Statements."

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

As a result of these filings, actions to collect pre-petition indebtedness are stayed and certain other pre-petition contractual obligations against the Debtors may not be enforceable. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts, including real estate leases, employment contracts, personal property leases, service contracts and other unexpired, executory pre-petition contracts, subject to Bankruptcy Court approval. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the Bankruptcy Code. The Debtors have estimated that the ultimate liability that may result from the filing of claims for all contracts that may be rejected is approximately $1,555, which the Company has reflected in its financial statements. The majority of all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted on by the creditors and equity holders and approved by the Bankruptcy Court.

At a hearing held on March 14, 2002, the Bankruptcy Court entered orders granting authority to the Debtors to, among other things, pay certain pre-petition employee wages, salaries, benefits and other employee obligations, and pay certain administrative fees and insurance related obligations.

On July 11, 2002, the Debtors filed a reorganization plan that provides for emergence from bankruptcy during the fourth quarter of fiscal year 2002. There can be no assurance that the reorganization plan proposed by the Debtors will be confirmed by the Bankruptcy Court or that the plan will be consummated. It is contemplated that upon emergence, all of the Company's currently outstanding common stock will be cancelled, and the Company will then immediately issue to its current senior lenders and to its existing stockholders shares of Company common stock representing 90% and 10%, respectively, of the reorganized Company's total outstanding common stock.

If the plan is not accepted by the required number of creditors and equity holders within the required period, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. A hearing to consider approval of the disclosure statement, filed by the Company with the Bankruptcy Court on July 11, 2002, is currently scheduled for August 15, 2002. Once the disclosure statement is approved, then the Company will solicit acceptances of the plan of reorganization from creditors and stockholders. On August 12, 2002, the plaintiffs in a lawsuit in which the Company is a defendant, filed objections to the approval of the Company's disclosure statement. In their objections to the disclosure statement, the plaintiffs allege, among other things, that the Company's plan of reorganization improperly classifies claims of litigation claimants such as the plaintiffs and is unconfirmable. The Company believes that the plaintiffs' objections to the disclosure statement will be overruled by the Bankruptcy Court. If the Bankruptcy Court, however, were to agree with the plaintiffs' objections or any other objection that has been filed, then the reorganization plan would require modification in order to be confirmed. In such event, confirmation of the reorganization plan might occur after the end of the Company's 2002 fiscal year. The Chapter 11 filing, the uncertainty regarding the eventual outcome of the reorganization case and the effect of other unknown adverse factors could threaten the Company's existence as a going concern.

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

4. Per Share Information -- Basic loss per share information has been computed by dividing net loss by the weighted average number of shares of common stock, par value $.02 per share, outstanding during the periods presented. Diluted loss per share information also considers the dilutive effect of stock options and restricted stock grants. There were no dilutive stock options or shares of restricted stock during any of the periods reported. During the quarterly and nine-month periods ended June 30, 2002 and July 1, 2001, outstanding stock options and shares of restricted stock of 1,465,000 and 1,597,000, respectively, were antidilutive for either part or all of the period and not included in the calculation of diluted net loss per share. The weighted average shares used in computing basic and diluted net loss for the quarterly periods ended June 30, 2002 and July 1, 2001 were 18,507,000 and 19,134,000 respectively. The weighted average shares used in computing basic and diluted net loss for the nine-month periods ended June 30, 2002 and July 1, 2001 were 18,492,000 and 19,075,000, respectively.

The Company has authorized 1,000,000 shares of $1 par preferred stock. As of June 30, 2002 and September 30, 2001, no such shares were issued.

5. Cash Held in Restricted Account - Cash held in restricted account represents proceeds from the sale of assets constituting the senior lenders' collateral and is held pursuant to the DIP order and by agreement with the senior lenders for confirmation-related expenditures under the plan of reorganization.

6. Inventories -- Inventories are carried at the lower of cost or market. Cost is determined by using the LIFO (last-in, first-out) method for the majority of inventories. Cost for all other inventories has been determined principally by the FIFO (first-in, first-out) method.

Inventories at June 30, 2002 and September 30, 2001 consisted of the following:

                                                                        June 30,          September 30,
                                                                         2002                 2001
                                                                   ------------------   -----------------
 Finished Goods                                                       $  21,767            $  29,440
 Raw Materials and work in process                                       36,669               64,131
 Manufacturing supplies                                                   5,928                9,572

                                                                   ------------------   -----------------

 Total inventories valued at FIFO cost                                   64,364              103,143
 Less - Adjustments to reduce FIFO cost to LIFO cost, net               (12,187)             (12,206)
                                                                   ------------------   -----------------
      Total inventories                                               $  52,177             $ 90,937
                                                                   ==================   =================


7. Accumulated Depreciation -- Accumulated depreciation at June 30, 2002 and September 30, 2001 was $477,415 and $560,182, respectively.

8. Comprehensive Loss -- For the quarter ended June 30, 2002 and July 1, 2001, total comprehensive loss was ($15,006) and ($22,297), respectively. Included in total comprehensive loss for the quarters were net losses of ($15,361) and ($23,209), respectively, and foreign currency translation gains of $355 and $912, respectively. Comprehensive loss was ($129,313) and ($49,643), consisting of net losses of ($129,786) and ($47,762) and foreign currency translation gains (losses) of $473 and ($1,881) for the nine-month periods ended June 30, 2002 and July 1, 2001, respectively.

9. Financial Instruments -- The Company has a policy to manage the exposure related to sales denominated in foreign currencies through the use of forward foreign currency exchange contracts. For fiscal 2002 and fiscal 2001, the Company has determined that its anticipated sales in the Euro are naturally hedged by anticipated Euro payables and therefore, no forward foreign currency exchange contracts have been purchased.

10. Segment Information -- Segment information for the quarterly periods ended June 30, 2002 and July 1, 2001 was as follows:

                                         Automotive       Apparel and Other      Direct-to-Retail       Industrial          Total
     June 30, 2002                                             Fabrics            Home Fashions          Products
                                        ---------------    ------------------    -------------------    --------------    ----------
     External sales                      $ 95,780            $ 17,184               $  6,322            $ 14,269         $  133,555
     Restructuring and impaired              (379)             (6,153)                                                       (6,532)
       asset charges
     Reorganization costs                  (2,202)             (1,857)                  (181)               (483)            (4,723)
     Operating profit (loss)                3,752             (11,982)                (4,366)               (683)           (13,279)
     Interest expense                                                                                                           714
     Impaired investment charge                                   638                                                           638
     Other expense, net                                                                                                         730
     Loss before income taxes                                                                                               (15,361)
                                      ===============    ==================    ===================    ==============    ============

     July 1, 2001
     External sales                      $ 88,011            $ 39,055               $ 15,075            $ 15,957          $ 158,098
     Restructuring and impaired              (991)             (3,585)                                                       (4,576)
       asset charges
     Operating profit (loss)                2,421             (20,458)                  (910)             (1,533)           (20,480)
     Interest expense                                                                                                         6,422
     Other expense, net                                                                                                          18
     Loss  before  income  taxes and
     extraordinary item                                                                                                     (26,920)
                                      ===============    ==================    ===================    ==============    ============


Segment information for the nine-month periods ended June 30, 2002 and July 1, 2001 was as follows:

                                         Automotive      Apparel and Other     Direct-to-Retail       Industrial          Total
      June 30, 2002                                           Fabrics            Home Fashions         Products
                                       --------------    -----------------    ------------------    -------------     -------------
      External sales                     $ 266,913           $ 63,971              $ 30,455            $ 39,458         $ 400,797
      Restructuring and impaired            (1,025)           (40,914)              (18,156)                              (60,095)
        asset charges
      Reorganization costs                  (5,466)            (2,304)               (1,093)             (1,028)           (9,891)
      Operating profit (loss)                  900            (68,064)              (45,472)             (4,905)         (117,541)
      Interest expense                                                                                                     14,062
      Impaired investment charge                                9,327                                                       9,327
      Other expense, net                                                                                                      939
      Loss before income taxes                                                                                           (141,869)
                                       ==============    =================    ==================    =============     =============

      July 1, 2001
      External sales                     $ 256,299          $ 151,002              $ 43,816            $ 46,882         $ 497,999
      Restructuring and impaired            (3,305)            (9,411)                                                    (12,716)
        asset charges
      Operating profit (loss)                7,699            (40,648)               (3,026)             (6,966)          (42,941)
      Interest expense                                                                                                     18,419
      Other income, net                                                                                                      (429)
      Loss  before  income  taxes and
      extraordinary item                                                                                                  (60,931)
                                       ==============    =================    ==================    =============     =============

11. Restructuring and Impaired Asset Charges, Impaired Investment and Reorganization Costs - During the third quarter of fiscal 2002, the Company determined that further impairment to the value of its closed facility in Cobleskill, New York had occurred. As a result, the Company recorded a restructuring charge of $4,031 for fixed asset impairments at this facility.

The Company also recorded additional charges for fixed asset impairments and severance costs at its apparel plant in Altamira, Mexico, and its associated knitting plant in Lumberton, North Carolina totaling $1,684, as well as an additional investment impairment of $638. The Company had announced the closing of these plants during April 2002. In addition, the Company recorded further fixed asset impairment, severance and other restructuring costs for plants which had been closed in prior quarters, totaling $692.

In all of the impaired fixed asset charges discussed above, determination of fair market value was based upon: (1) external appraisals, (2) in-house engineering estimates utilizing prices for currently available new and used equipment, (3) real property tax values, and/or (4) zero where intent was to scrap.

The Company has also classified $3,168 of professional fees relating to its bankruptcy filing as reorganization costs, and $125 of professional fees as restructuring costs during the third quarter. In addition, the Company recorded $1,555 of reorganization costs in connection with its decision to terminate certain lease agreements as described in Note 2.

Year to date, the Company has recorded $79,313 of restructuring and impaired asset charges, impaired investments and reorganization costs. Of this amount, $40,323 relates to the shutdown of the Company's plant in Altamira, Mexico and the associated knitting plant in Lumberton, North Carolina. In addition, $18,156 relates to the exit of Direct-to-Retail home fashions in Herkimer, New York and $8,808 in restructuring and impaired asset costs was recorded for the shutdown of plants in Cobleskill, New York and Schenectady, New York. The Company also recorded $8,461 for professional fees associated with the Company's restructuring and bankruptcy proceedings, while the remaining $3,565 has been expensed in connection with a number of small items.

As of  September  30, 2001,  the Company had an accrued  liability of $1,954 for severance  costs  and  other  obligations  as a  result  of  its  prior  apparel restructuring activities. The following tables summarize the Company's restructuring and asset and investment impairment actions for the fiscal year:

               1st and 2nd quarter        Balances as    1st and 2nd     Write-down of                 March 31, 2002
                     activity             of September     quarter       assets to net     Reserves    reserve balance
                                            30, 2001       charges      realizable value   utilized
                                         --------------- -------------- ----------------- ------------ ----------------
           Non-cash write-downs  of
           property and equipment to
           net realizable value                 $ ---        $ 42,108          $ 42,108       $  ---         $   ---
           Severance and related
             employee benefit costs             1,708           2,072               ---        2,756           1,024
           Goodwill impairment                    ---           9,012             9,012          ---             ---
           Professional fees and
             other costs                          246             371               ---          371             246
           ----------------------------- --------------- -------------- ----------------- ------------ ----------------
           Total restructuring and
             asset impairment                  $1,954        $ 53,563          $ 51,120      $ 3,127         $ 1,270
           Reorganization costs                   ---           5,168               ---        5,168             ---
           Impaired investments                   ---           8,689             8,689          ---             ---
           ----------------------------- --------------- -------------- ----------------- ------------ ----------------
           TOTAL                               $1,954        $ 67,420          $ 59,809       $8,295         $ 1,270
           ----------------------------- --------------- -------------- ----------------- ------------ ----------------





                   3rd quarter            Balances as                    Write-down of                  June 30, 2002
                     activity             of March 31,   3rd quarter     assets to net     Reserves    reserve balance
                                              2002         charges      realizable value   utilized
                                         --------------- -------------- ----------------- ------------ ----------------
           Non-cash write-downs  of
           property and equipment to
           net realizable value               $   ---         $ 5,134           $ 5,134       $  ---         $   ---
           Severance and related
             employee benefit costs             1,024           1,031               ---          717           1,338
           Goodwill impairment                    ---             ---               ---          ---             ---
           Professional fees and
             other costs                          246             367               ---          367             246
           ----------------------------- --------------- -------------- ----------------- ------------ ----------------
           Total restructuring and
             asset impairment                 $ 1,270         $ 6,532           $ 5,134      $ 1,084         $ 1,584
           Reorganization costs                   ---           4,723               ---        4,723             ---
           Impaired investments                   ---             638               638          ---             ---
           ----------------------------- --------------- -------------- ----------------- ------------ ----------------
           TOTAL                              $ 1,270        $ 11,893           $ 5,772       $5,807         $ 1,584
           ----------------------------- --------------- -------------- ----------------- ------------ ----------------


12. Liabilities Subject to Compromise - As described in Note 2, the majority of all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted on by the creditors and equity holders and approved by the Bankruptcy Court. Such liabilities are classified as "liabilities subject to compromise". The table below summarizes the Company's liabilities subject to compromise:


                                                                                    Balance as of June
                                                                                         30, 2002
                                                                                   ---------------------
              Long-term debt classified current                                           $239,842
              Current maturities of long-term debt                                          23,162
              Accounts payable                                                              17,457
              Long-term deferred compensation                                               15,029
              Accrued interest payable                                                      10,953
              Accrued pension                                                                6,942
              Income taxes payable                                                           6,274
              Other pre-petition obligations                                                23,396
                                                                                            ------
              Total                                                                       $343,055
                                                                                   =====================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the third quarter of fiscal 2002 decreased $24.5 million, or 15.5% to $133.6 million, compared to net sales of $158.1 million in the third quarter of the prior year. For the nine-month period ended June 30, 2002, net sales were $400.8 million, a decrease of $97.2 million, or 19.5%, from net sales of $498.0 million for the nine months ended July 1, 2001.

Sales in the Automotive segment increased 8.9% in the third quarter of fiscal 2002 to $95.8 million as compared to $88.0 million for the same quarter in the prior year. Automotive sales comprised 71.7% of the Company's total sales for the quarter, compared to 55.7% in the prior year. North American automobile production remains strong, due in part to continuing incentive programs. The Company's automotive fabric sales in the U.K. increased 21.9% during the third quarter, compared to the comparable quarter last year, as a result of new program rollouts. For the nine months ended June 30, 2002, Automotive sales were $266.9 million compared to $256.3 million in the first nine months of fiscal 2001, an increase of 4.1%.

Apparel segment sales for the third quarter ended June 30, 2002 declined 56.0% to $17.2 million from $39.1 million in the comparable quarter of the prior year. During the past 2 years, the Company has executed a significant reduction of its apparel business, resulting in the closing or sale of 9 plants and the downsizing of an additional plant, thereby substantially reducing domestic Apparel production capacity. As previously announced, during the third quarter the Company closed its apparel plant in Altamira, Mexico, and its associated knitting plant in Lumberton, North Carolina. Apparel sales in the first nine months of fiscal 2002 were $64.0 million and decreased 57.6% from sales in the first nine months of fiscal 2001 of $151.0 million.

Sales in the Direct-to-retail Home Fashions segment for the third quarter of fiscal 2002 decreased 58.3% to $6.3 million from $15.1 million in the prior year. On February 18, 2002, the Company announced an agreement in principle to sell certain assets of the Direct-to-retail Home Fashions segment to Homestead Fabrics, Ltd ("Homestead"). As a result, the Company will substantially exit this segment by the end of the fiscal year. Direct-to-retail Home Fashions sales for the first nine months were $30.5 million, a decrease of 30.4% from sales of $43.8 million in fiscal 2001.

Third quarter sales in the Industrial Products segment, which includes specialty fabrics and fibers, decreased 10.6% to $14.3 million compared to $16.0 million in the third quarter of the previous year. The largest component of this decline was fabric used for hook-and-loop closure products. For the nine months ended June 30, 2002, Industrial Products sales were $39.5 million or 15.8% lower than sales of $46.9 million in fiscal 2001.

Gross margin for the third quarter of fiscal 2002 increased to $13.9 million or 10.4% of net sales, from $6.1 million or 3.9% of net sales, for the same quarter a year ago. The increase was predominately the result of decreased losses on Apparel segment sales, as the Company has exited the production of the majority of its low-margin apparel products. In addition, the Company's U.K. automotive business unit recorded a $3.4 million improvement in gross margin as a result of increased sales and improved quality. For the first nine months, gross margin was $10.2 million or 2.5% of net sales, a decrease from prior year's gross margin of $34.3 million or 6.9% of net sales. The decrease in the year-to-date margins was predominately the result of $19.9 million of inventory impairment and other charges related to plant closings, as well as decreased sales in the Apparel and Direct-to-Retail Home Fashions segments.

As a result of the Company's restructuring actions, management believes that the most appropriate way to view the Company's results of operations is to separate the results of its ongoing businesses ("core businesses") from the businesses that it has exited or is exiting ("non-core businesses"), as only the core businesses will remain once the restructuring actions are complete. The Company's core businesses consist of its U.S., U.K. and Mexican automotive segment business, its industrial products segment, and its limited remaining apparel and other fabric operations in Mexico City and Pine Grove, Pennsylvania. The Company's non-core businesses consist of its Brazilian automotive operations, the majority of its apparel segment business (except for Mexico City and Pine Grove) and its Direct-to-retail Home Fashions segment. The tables below summarizes the results of operations for the quarter and nine months ended June 30, 2002, divided into core businesses and non-core businesses:

                                       Quarter Ended June 30, 2002                    Nine Months Ended June 30, 2002
                               ------------------------------------------ ---- --------------------------------------------
                                    Core        Non-Core                       Core Businesses    Non-Core
                                 Businesses    Businesses       Total                            Businesses       Total
                               ------------- -------------- ------------- ---- -------------- --------------- -------------
External sales                    $117,682        $15,873    $  133,555           $331,617         $69,180     $  400,797
Restructuring/
  Reorganization charges            (2,772)        (8,483)      (11,255)            (6,581)        (63,405)       (69,986)
Operating income (loss)              4,176        (17,455)      (13,279)            (2,750)       (114,791)      (117,541)
Interest expense                                                    714                                            14,062
Impaired investment                                   638           638                              9,327          9,327
Other expense, net                                                  730                                               939
------------------------------ ------------- -------------- ------------- ---- -------------- --------------- -------------
Loss before
  income taxes                                               $  (15,361)                                       $ (141,869)
============================== ============= ============== ============= ==== ============== =============== =============


The Company and its lenders use earnings before interest, taxes, depreciation and amortization ("EBITDA") to measure the Company's performance and cash flow generation. EBITDA also excludes restructuring, impaired asset and reorganization costs and certain one-time costs. One time costs consist primarily of inventory write-downs and bad debt write-offs. EBITDA is not intended to represent cash flow from operations as defined by United States Generally Accepted Accounting Principles ("GAAP") and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. The method that the Company uses to calculate EBITDA may differ from similarly titled measures reported by other companies. The table below summarizes the Company's EBITDA calculations:


                                       Quarter Ended June 30, 2002                    Nine Months Ended June 30, 2002
                               ------------------------------------------ ---- --------------------------------------------
                                    Core        Non-Core                       Core Businesses    Non-Core
                                 Businesses    Businesses       Total                            Businesses       Total
                               ------------- -------------- ------------- ---- -------------- --------------- -------------
Operating income (loss)              4,176        (17,455)      (13,279)            (2,750)       (114,791)      (117,541)
Other expense                           33            697           730                260             679            939
Restructuring/
  Reorganization charges             2,772          8,483        11,255              6,581          63,405         69,986
Depreciation and
  Amortization                       7,421          1,710         9,131             22,425           7,235         29,660
One-time costs                          --          1,791         1,791                 --          21,088         21,088
------------------------------ ------------- -------------- ------------- ---- -------------- --------------- -------------
EBITDA                           $  14,336      $  (6,168)     $  8,168          $  25,996      $  (23,742)      $  2,254
============================== ============= ============== ============= ==== ============== =============== =============


Selling and administrative expenses for the third quarter of fiscal 2002 were $15.9 million or 11.9% of net sales, compared to $22.0 million or 13.9% of net sales, for the same quarter a year ago. The decrease resulted primarily from lower salaries and travel expenses, as the Company has reduced staff and reduced business travel, particularly in the Apparel and Direct-to-Retail Home Fashions segment. These declines were partially offset by higher than normal professional fees, as the Company required the services of several outside attorneys and financial consultants to assist the Company with its restructuring actions. Selling and administrative expenses for the first nine-month period of fiscal 2002 were $57.7 million or 14.4% of net sales, compared to $64.5 million or 13.0% of net sales, for the same period a year ago.

As described in Note 11 to the accompanying condensed consolidated financial statements, the Company closed its apparel facilities located in Altamira, Mexico and Lumberton, North Carolina, and has either closed or sold certain businesses located in the state of New York. With these actions, the Company is substantially exiting the direct-to-retail home fashions segment and is significantly reducing its apparel fabric production capabilities. Certain apparel and home fashions fabrics will continue to be produced at the Company's plants in Mexico City and in Pine Grove, Pennsylvania. During the third quarter of fiscal 2002, the Company recognized restructuring, reorganization and impaired asset charges of $11.3 million related to these actions, as well as impaired investment charges of $0.6 million. Year to date, the Company has recognized restructuring, reorganization and impaired asset charges of $70.0 million, as well as impaired investment charges of $9.3 million. During the third quarter of fiscal 2001, the Company recognized restructuring charges of $4.6 million. This consisted primarily of costs to relocate certain equipment and employee stay bonuses. For the first nine months of fiscal 2001, the Company recognized restructuring charges of $12.7 million.

Interest expense for the third quarter of fiscal 2002 was $0.7 million compared to $6.4 million for the third quarter last year. The decrease was the result of the Company's Chapter 11 bankruptcy filing, which suspended any further interest accruals on the revolving credit facility and senior notes. For the first nine months of fiscal 2002, interest expense was $14.1 million versus $18.4 million in fiscal 2001.

For the quarter ended June 30, 2002, other expense, net was $0.7 million compared to zero for the prior year's comparable period. Other expense for fiscal 2002 was primarily made up of foreign currency losses. For the nine months ended June 30, 2002, other expense, net was $0.9 million, which was made up of several small items, compared to $0.4 million of other income during the first nine months of last year, which included a $0.2 million insurance settlement.

The Company recognized no income tax benefit for the third quarter of fiscal 2002 and $12.1 million for the first nine months of fiscal 2002, compared to an income tax benefit of $6.6 million for the third quarter of fiscal 2001 and $16.0 million for the first nine months of fiscal 2001. The decreased benefit during fiscal 2002 was the result of management's assessment that the character and nature of future taxable income may not allow the Company to realize certain tax benefits of net operating losses and tax credits within the prescribed carryforward period.

During the third quarter of fiscal 2001, the Company recognized an extraordinary loss of $2,856 (net of income tax benefit of $1,869), representing the write-off of unamortized deferred loan costs on the Company's Senior Notes. The costs were required to be written off in accordance with Emerging Issues Task Force Issue No. 96-19, as a result of an amendment to the Company's senior notes that, among other things, increased the interest rate on those notes from 7.91% to 11.0 %.

For the quarter ended June 30, 2002, net loss was $15.4 million, or $0.83 per diluted share, compared to net loss of $23.2 million, or $1.21 per diluted share, for the third quarter a year ago. Net loss for the nine months ended June 30, 2002, was $129.8 million, or $7.02 per diluted share, compared to net loss of $47.8 million, or $2.50 per diluted share, for the comparable nine-month period in the prior year.

Liquidity and Capital Requirements

As described in Note 2 to the accompanying condensed consolidated financial statements, on March 13, 2002, the Company and its domestic subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. As a result, the Company has limited liquidity and its business decisions concerning matters outside the ordinary course of business are subject to the jurisdiction of the Bankruptcy Court. Also as described in Note 2 to the accompanying condensed consolidated financial statements, the Company entered into the DIP facility with Wachovia Bank. Borrowings against the DIP facility have an interest rate equal to Wachovia's Base Rate plus 2.5% or, at Guilford's option, LIBOR plus 3.5%, for interest periods of 1 or 3 months. The Company may use this facility to continue its ordinary course day-to-day operations, service its customers and complete its strategic business restructuring. As of June 30, 2002, there were no advances against the DIP facility.

The decrease in working capital prior to reclassification of liabilities subject to compromise was primarily the result of large decreases in accounts receivable and inventory, which were partially offset by an increase in assets held for sale, refundable income taxes and certain other current assets. The Company decreased inventory levels in response to sales declines and its focus on cash.

The Company has historically maintained annual capital expenditures near the amount of depreciation expense. However, during the first nine months of fiscal 2002, capital expenditures of $5.3 million were far less than depreciation expense of $28.6 million, as the Company has halted almost all capital expenditures in an effort to preserve cash. In addition, the terms of the DIP facility place limitations on the amount the Company can use for capital expenditures.

Outlook

Since the end of fiscal 2000, the Company has executed a significant restructuring of its operations, substantially exiting the apparel and direct-to-retail home fashions segments. To that end, the Company has closed 9 plants and downsized a tenth plant during the past 18 months. These actions have reduced manufacturing capacity by approximately 50% worldwide. Going forward, the Company intends to focus its efforts on its "core businesses", predominantly automotive and industrial products.

Automotive and Industrial Products are expected to make up more than 80% of Guilford's sales for the remainder of fiscal 2002 and beyond. The Company's Automotive segment is well-established, technically superior and is a key supplier to the industry. Guilford is the dominant supplier of automobile headliner fabric in the U.S., with a market share near 80%. A key component to the profitability of the Automotive segment will be the number of vehicles built, especially in the U.S. and U.K. Analysts project continued strong demand for new automobiles for the remainder of the calendar year. As a result of the highly specified, technical requirements of both Automotive and Industrial/Specialty products, management believes these areas to be less susceptible to low-priced imports into the U.S.

The Company's decision to file for Chapter 11 bankruptcy was designed to allow the Company to complete its debt restructuring efforts successfully and quickly. The Company filed its plan of reorganization with the Bankruptcy Court on July 11, 2002 and hopes to emerge from bankruptcy by October 1, 2002. Under the restructuring, the Company expects that, subject to confirmation of the plan of reorganization, the Company's outstanding senior debt will be reduced to approximately $145 million, and the Company's unsecured trade creditors will be paid in full. Management believes that the core businesses will be sufficiently profitable to service that level of debt. It is also contemplated that upon emergence, all of the Company's currently outstanding common stock will be cancelled, and the Company will then immediately issue to its current senior lenders and to its existing stockholders shares of Company common stock representing 90% and 10%, respectively, of the Company's total outstanding common stock.


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

All statements other than statements of historical fact included in this document, including, without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include:


1. general economic factors including, but not limited to, changes in interest rates, foreign currency translation rates, consumer confidence, housing starts, trends in disposable income, changes in consumer demand for goods produced, and cyclical or other downturns
2. the overall level of automotive production and the production of specific car models
3.       fashion trends
4.       information and technological advances
5. cost and availability of raw materials, labor and natural and other resources
6.       domestic and foreign competition
7.       domestic and foreign governmental regulations and trade policies
8.       reliance on major customers
9.       success of marketing, advertising and promotional campaigns
10. inability to achieve cost reductions through consolidation and restructuring
11. inability to obtain financing on favorable terms or to obtain amendments or waivers with respect to non-compliance with certain covenants in loan agreements
12. the adverse impact of the Company's filing under Chapter 11 of the Bankruptcy Code on the Company's customer and supplier relationships, including less favorable trade credit terms
13. inability to maintain sufficient liquidity to finance the Company's operations; and
14.      inability to confirm and implement the plan of reorganization.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk for changes in interest rates and foreign currency exchange rates and has limited exposure to commodity price risk. The Company does not hold or issue any financial instruments for trading purposes. During the quarter ended June 30, 2002, the Company did not experience any material changes with respect to its sensitivity or management of interest rate or commodity price risk. However, the Company is subject to foreign currency risk primarily related to sales and expenditures and other transactions denominated in foreign currencies and investments in foreign subsidiaries. The Company manages the exposure related to this risk through forward foreign currency exchange contracts with durations generally less than 12 months. The changes in the market value of such contracts have a high correlation to the price changes in the currency of the related hedged transactions. The Company enters into forward foreign currency exchange contracts in the normal course of business to manage exposure against fluctuations in the purchase price of capital equipment and other transactions having firm commitments. On June 30, 2002, the Company had no outstanding foreign currency forward contracts.

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

Item 2.  Not Applicable

Item 3. Defaults Upon Senior Securities. The Company is in default of certain covenants set forth in its pre-petition senior loan agreements. As a result of its Chapter 11 filing, the Company has not made any principal or interest payments on such senior indebtedness since March 13, 2002, the date the Company and its domestic subsidiaries filed their voluntary Chapter 11 petitions. As described in footnote 2, under the plan of reorganization that has been filed with the Bankruptcy Court, such senior indebtedness would be restructured.

Items 4 - 5.  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

(a)      Exhibits

Exhibit Number                   Exhibit Description

10 (a) Fifth Amendment to Revolving Credit and Guaranty Agreement, dated as of April 29, 2002, among the Company and Wachovia Bank, National Association, formerly known as First Union National Bank.


(b)       Reports on Form 8-K.

         The Company filed two (2) Current Reports on Form 8-K during the quarter for which this Form 10-Q is filed. They are described below.

1) On June 18, 2002, the Company filed a Current Report on Form 8-K reporting the debtor companies' results of operations for the period of March 3, 2002 through March 31, 2002, and for the period of April 1, 2002 through April 28, 2002 as filed with the United States Bankruptcy Court.

2) On June 24, 2002, the Company filed a Current Report on Form 8-K reporting the debtor companies' results of operations for the period of April 29, 2002 through June 2, 2002 as filed with the United States Bankruptcy Court.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


GUILFORD MILLS, INC.
(Registrant)


Date:   August 14, 2002
By:  /s/  David H. Taylor
David H. Taylor
Interim Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit Number                      Description

10 (a) Fifth Amendment to Revolving Credit and Guaranty Agreement, dated as of May 8, 2002, among the Company and Wachovia Bank, National Association, formerly known as First Union National Bank.

                                 Exhibit 10 (a)

                               FIFTH AMENDMENT TO
                     REVOLVING CREDIT AND GUARANTY AGREEMENT


FIFTH AMENDMENT, dated as of May 8, 2002 (the "Amendment"), to the REVOLVING CREDIT AND GUARANTY AGREEMENT, dated as of March 13, 2002, among GUILFORD MILLS, INC., a Delaware corporation (the "Borrower"), a debtor and debtor-in-possession under Chapter 11 of the Bankruptcy Code, the Guarantors named therein (the "Guarantors"), WACHOVIA BANK, NATIONAL ASSOCIATION, formerly known as First Union National Bank, a national banking corporation ("Wachovia"), each of the other financial institutions from time to time party thereto (together with Wachovia, the "Lenders") and Wachovia, as Agent for the Lenders (in such capacity, the "Agent"):
                              W I T N E S S E T H:
WHEREAS, the Borrower, the Guarantors, the Lenders and the Agent are parties to that certain Revolving Credit and Guaranty Agreement, dated as of March 13, 2002 (as amended by that certain First Amendment, dated as of April 2, 2002, that certain Second Amendment, dated as of April 23, 2002, that certain Third Amendment, dated as of April 23, 2002, that certain Fourth Amendment, dated as of April 29, 2002, and as the same may be amended, modified or supplemented from time to time, the "Credit Agreement"); and WHEREAS, the Borrower and the Guarantors have requested that from and after the Effective Date (as hereinafter defined) of this Amendment, the Credit Agreement be amended subject to and upon the terms and conditions set forth herein; NOW, THEREFORE, the parties hereto hereby agree as follows:
1. As used herein, all terms that are defined in the Credit Agreement shall have the same meanings herein.

2. Section 5.01(q) of the Credit Agreement is hereby amended by replacing the date "May 8, 2002" with the date "May 10, 2002" where such date appears therein.

3. Section 6.05 of the Credit Agreement is hereby amended in its entirety by inserting the following:

SECTION 6.05. Adjusted EBITDA. Permit Adjusted EBITDA for Ongoing Operations and EBITDA for Discontinued Operations (i) for each period beginning on March 4, 2002 and ending on the dates listed below to be less than the amount specified under such columns opposite such date:

                  Period Ending                              Adjusted EBITDA for        EBITDA for
                  -------------                              --------------------       -----------
                                                              Ongoing Operations       Discontinued
                                                              ------------------       ------------
                                                                                         Operations
                  March 31, 2002                                       $2,000,000           ($3,700,000)
                  April 28, 2002                                       $4,300,000           ($8,300,000)
                  June 2, 2002                                         $7,400,000          ($11,800,000)
                  June 30, 2002                                        $9,800,000          ($10,200,000)
                  July 28, 2002                                       $11,200,000          ($10,600,000)
                  September 1, 2002                                   $13,700,000          ($11,000,000)
                  September 29, 2002                                  $15,700,000          ($11,400,000)
                  October 27, 2002                                    $17,600,000          ($11,500,000)
                  December 1, 2002                                    $20,100,000          ($11,600,000)
                  December 29, 2002                                   $22,700,000          ($11,700,000)
                  January 26, 2003                                    $24,800,000          ($11,800,000)
                  March 2, 2003                                       $28,200,000          ($11,900,000)

4. This Amendment shall be effective as of the date first written above (the "Effective Date") upon execution by the Borrower, the Guarantors and Required
Lenders, and the Agent having received evidence satisfactory to it of such execution.

5. Except to the extent hereby amended, the Credit Agreement and each of the Loan Documents remain in full force and effect and are hereby ratified and affirmed.

6. The Borrower agrees that its obligations set forth in Section 10.05 of the Credit Agreement shall extend to the preparation, execution and delivery of this Amendment, including the reasonable fees and disbursements of counsel to the Agent.

7. This Amendment shall be limited  precisely as written and shall not be deemed
(a) to be a consent granted pursuant to, or a waiver or modification of, any other term or condition of the Credit Agreement or any of the instruments or agreements referred to therein or (b) to prejudice any right or rights which the Agent or the Lenders may now have or have in the future under or in connection with the Credit Agreement or any of the instruments or agreements referred to therein. Whenever the Credit Agreement is referred to in the Credit Agreement or any of the instruments, agreements or other documents or papers executed or delivered in connection therewith, such reference shall be deemed to mean the Credit Agreement as modified by this Amendment.

8. This Amendment may be executed in any number of counterparts and by the different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute but one and the same instrument. A fax copy of a counterpart signature page shall serve as the functional equivalent of a manually executed copy for all purposes.

9. This Amendment shall be governed by, and construed in accordance with, the laws of the State of New York.

                  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day and the year first written.


                                      BORROWER:

                                      GUILFORD MILLS, INC.
                                      By: /s/ David H. Taylor
                                           Title: Interim CFO

                                      GUARANTORS:

                                      CURTAINS AND FABRICS, INC.
                                      GOLD MILLS, INC.
                                      RASCHEL FASHION INTERKNITTING, LTD.
                                      GFD FABRICS, INC.
                                      GFD SERVICES, INC.
                                      MEXICAN INDUSTRIES OF NORTH
                                         CAROLINA, INC.
                                      HOFMANN LACES, LTD.
                                      ADVISORY RESEARCH SERVICES, INC.
                                      GUILFORD MILLS (MICHIGAN), INC.
                                      GUILFORD AIRMONT, INC.
                                      GOLD MILL FARMS, INC.
                                      GMI COMPUTER SALES, INC.
                                      TWIN RIVERS TEXTILE PRINTING AND FINISHING
                                           By: Advisory Research Services, Inc.
                                             a General Partner

                                      By: /s/ David H. Taylor
                                      Title: Interim CFO

                                    AGENT AND LENDERS:

                                    WACHOVIA BANK, NATIONAL ASSOCIATION,
                                    formerly known as First Union National Bank,
                                            Individually and as Agent

                                    By:   /s/ Colleen McCullum
                                            Title: Director



                                    BANK ONE, N.A.,
                                        as a Lender

                                    By:  /s/ C. Dianne Wooley
                                               Title: First Vice President


                                    BRANCH BANKING AND TRUST COMPANY,
                                        as a Lender

                                    By:  /s/ Richard C.F. Spenser
                                               Title: Senior Vice President