Form 10-K
period 2002-09-29
GUILFORD MILLS INC
filed 2003-01-14
CIK 44471

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------


                                    FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
[X]  OF THE SECURITIES EXCHANGE ACT OF 1934               [ ]  OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended September 29, 2002              For the transition period from _____ to ______


                          Commission File No. 000-50025

                               -------------------

                              GUILFORD MILLS, INC.
             (Exact name of Registrant as specified in its charter)



            DELAWARE                                           13-1995928
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


       6001 WEST MARKET STREET
      GREENSBORO, NORTH CAROLINA                            27409
(Address of principal executive offices)                  (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (336) 316-4000


        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Common Stock, $.01 par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                Yes [ ]   No [X]

Aggregate market value of the voting and non-voting common equity (which consists solely of shares of Old Common Stock) held by non-affiliates of the registrant at March 28, 2002 (a total of 16,953,379 shares of Old Common
Stock), computed by reference to the average of the last reported bid and ask price ($0.26) of the Registrant's Old Common Stock on the Over the Counter Bulletin Board on such date: $4,407,878. (Solely for purposes of the foregoing calculation, affiliates are considered to be Directors, Officers and greater than 10% beneficial owners of the Registrant's common equity.) Old Common Stock refers to the common stock, par value $.02 per share, of the Registrant prior to the Registrant's emergence from bankruptcy protection, which Old Common has been cancelled and replaced as of the date of the Registrant's emergence from bankruptcy protection by New Common Stock, par value $.01 per share, of the Registrant, as described in further detail in this Annual Report.

Number of shares of the Registrant's New Common Stock, par value $.01 per share, outstanding as of December 15, 2002: 5,501,053.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                Yes [X]   No [ ]

                 IMPORTANT INFORMATION REGARDING THIS FORM 10-K

Readers should consider the following information as they review this Form 10-K:

FRESH START ACCOUNTING
The Company has applied Fresh Start Reporting (as defined herein) to its consolidated balance sheet as of September 29, 2002 in accordance with Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" as promulgated by the AICPA. Under Fresh Start Reporting, a new reporting entity is considered to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the date Fresh Start Reporting is applied. On October 4, 2002, the Debtors emerged from bankruptcy. For financial reporting purposes, September 29, 2002 was considered the emergence date and the effects of the reorganization have been reflected in the accompanying financial statements as if the emergence occurred on that date. As a result of the application of Fresh Start Reporting, the financial statements of the Successor Company are not comparable to the Company's financial statements of prior periods.

SAFE HARBOR-FORWARD-LOOKING STATEMENTS
From time to time, the Company may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "forecast," "budget," "goal" or other words that convey the uncertainty of future events or outcomes.

Various statements contained in this report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those forward-looking statements appear: in
Item 1 "Business," Item 2 "Properties" and Item 3 "Legal Proceedings" in Part I of this report; in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A "Quantitative and Qualitative Disclosures About Market Risk" and in the Notes to the Company's Consolidated Financial Statements incorporated into Item 8 of Part II of this report; and elsewhere in this report. These forward-looking statements speak only as of the date of this report; the Company disclaims any obligation to update these statements and cautions against any undue reliance on them. These forward-looking statements are based on current expectations and assumptions about future events. While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond the Company's control.

Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include:

o general economic factors including, but not limited to, changes in interest rates, foreign currency translation rates, consumer confidence, trends in disposable income, changes in consumer demand for goods produced, and cyclical or other downturns

o the overall level of automotive production and the production of specific car models

o    information and technological advances

o cost and availability of raw materials, labor and natural and other resources

o    domestic and foreign competition

o changes in purchasing practices of automotive customers, including price pressures and sourcing of products in Asia

o domestic and foreign governmental regulations, trade policies and tariff structures

o    reliance on major customers

o    success of marketing, advertising and promotional campaigns

o inability to achieve cost reductions through consolidation and restructuring

o inability to maintain sufficient liquidity to finance the Company's operations

FISCAL YEAR END
The Company's fiscal year ends on the Sunday nearest to September 30. Fiscal year 2002 ended September 29, 2002, fiscal year 2001 ended September 30, 2001 and fiscal year 2000 ended October 1, 2000. Each year includes the results of operations for 52 weeks.

                                     PART I

ITEM 1.  BUSINESS

GENERAL
Guilford Mills, Inc. was incorporated under the laws of Delaware in August 1971, and is the successor by merger to businesses previously conducted since 1946. Guilford Mills, Inc. and its subsidiaries are referred to as the "Company" or "Guilford", unless the context indicates otherwise.

Historically, Guilford operated as a diversified textile manufacturer and participated in a broad range of markets and segments. During 2001 and 2002, the Company restructured and reorganized its operations, exiting many markets and concentrating its resources and energies in areas which it believes are stable and provide opportunities for profitable growth. As a result, Guilford is now primarily a supplier of automotive textile products. The Company currently participates in the following segments: Automotive, Industrial and Apparel.

Fabrics produced in the Automotive segment are sold to original equipment manufacturers ("OEMs") and their suppliers. These fabrics are then used in the production of seats and headliners of passenger cars, sports utility vehicles, conversion vans and light and heavy trucks. Guilford is a major producer of bodycloth and headliner fabric in the United States and Europe and continues to be the leading headliner fabric manufacturer in both markets. Guilford also has an automotive fabric operation in Mexico.

Fabrics produced in the Industrial segment are sold for use in a broad range of specialty applications, including geotextiles, medical and water filtration devices. The Company's fibers operations are also included in this segment.

The Apparel segment fabrics have historically been used predominantly in women's intimate apparel, ready-to-wear and swimwear garments. Other end uses included team sportswear and linings. Since the fourth quarter of fiscal 2000, the Company has effected the strategic realignment of its apparel operations resulting in the closing of facilities and a substantial decrease in manufacturing capacity. Following these restructuring actions, the Company expects that revenues in its Apparel segment will be approximately 10% of total revenue in fiscal 2003.

The Company previously participated in the Direct-to-Retail Home Fashions market and produced window curtains, knit and/or lace comforters, sheets, shower curtains, pillowcases and bedskirts sold directly to department stores, discount retailers and catalog houses. The Company also produced upholstery fabrics for use in office and residential furniture. The Company no longer manufactures and distributes products in this line of business.

Reference is made to Notes 22 and 23 to the Consolidated Financial Statements under Item 8 "Financial Statements and Supplementary Data" of this Report, for certain financial information regarding the Company's segments and the geographic areas in which the Company conducts business.

BANKRUPTCY REORGANIZATION
On March 5, 2002, the Company reached an agreement in principle with its senior lenders on a restructuring of the Company's approximately $274 million senior indebtedness. To conclude the restructuring as quickly as possible, the Company and its domestic subsidiaries (collectively, the "Debtors") filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") on March 13, 2002 (the "Filing Date"). The Chapter 11 cases were jointly administered under case no. 02-40667 (BRL) and, pursuant to the Bankruptcy Court's approval of the Plan as defined below, were substantively consolidated for the purpose of consummating the Plan. During the period from the Filing Date until October 4, 2002 (the "Effective Date"), the Debtors operated their business as debtors-in-possession under Chapter 11 of the Bankruptcy Code. The Company's non-U.S. subsidiaries did not file voluntary petitions and were therefore not Debtors.

As a result of these Chapter 11 filings, actions to collect pre-petition indebtedness were stayed. In addition, under the Bankruptcy Code, the Debtors had the right to assume or reject executory contracts, including real estate leases, employment contracts, personal property leases, service contracts and other unexpired, executory pre-petition contracts, subject to Bankruptcy Court approval. Parties affected by these rejections were permitted to file claims with the Bankruptcy Court in accordance with the Bankruptcy Code. The Company has estimated that the aggregate amount of the liability that may result from the filing of claims for certain contracts that were rejected is approximately $934,000, which the Company has reflected in its consolidated financial statements.

The Company's amended joint plan of reorganization (the "Plan"), dated August 15, 2002, was confirmed by the Bankruptcy Court on September 20, 2002, and on October 4, 2002, the Debtors emerged from their bankruptcy proceedings.

On or about the Effective Date, the following transactions or events occurred:

1. The Company's senior secured debt of approximately $274 million was discharged, and was replaced with new senior notes, due October 4, 2005, totaling $135 million.

2. All of the Company's old common stock was cancelled and replaced with 5,501,053 shares of new common stock. Of these new shares, approximately 90% (4,950,000) were issued to the Company's senior lenders as partial consideration for the debt reduction described above. The remaining shares were issued to the holders of the Company's old common stock in a ratio of one new share for every 34.776338 old shares, subject to rounding.

3. The Company transferred approximately $70 million in cash and property to trusts and its senior lenders, as partial consideration for the debt reduction described above.

4. The Company's $30 million Debtor-In-Possession Credit Agreement, dated as of March 13, 2002, with Wachovia Bank was cancelled and the Company entered into a $25 million revolving credit facility.

5. The Company began paying in cash approximately $15.6 million in pre-petition liabilities to its vendors, payment of which had been stayed during the bankruptcy proceedings.

6.   The new members of the board of directors began serving as directors.


FRESH START REPORTING
The Company has applied Fresh Start Reporting to its consolidated balance sheet as of September 29, 2002 in accordance with Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh Start Reporting" or "SOP 90-7") as promulgated by the AICPA. Under Fresh Start Reporting, a new reporting entity is considered to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the date Fresh Start Reporting is applied. On October 4, 2002, the Debtors emerged from bankruptcy. For financial reporting purposes, September 29, 2002 was considered the emergence date and the effects of the reorganization have been reflected in the accompanying financial statements as if the emergence occurred on that date.

PRODUCT DEVELOPMENT
Working closely with its customers, the Company conducts research and development in the U.S., U.K., and Mexico. Such activities involve approximately 90 associates, who are primarily responsible for the creation of new fabrics and styles. Sample machinery and equipment are used to develop new fabrics which can be placed into production after customer acceptance. Total expenditures for research and development for fiscal years 2002, 2001 and 2000 were approximately $7.8 million, $11.5 million and $18.3 million, or 1.5%, 1.8% and 2.2% of sales, respectively.

The Company has numerous trademarks, trade names, patents and certain licensing agreements that it uses in connection with the advertising and promotion of its products across segments. Management believes that the loss or expiration of such trademarks, trade names and licensing agreements would not have a material adverse effect on the Company's operations.

WORKING CAPITAL PRACTICES
The Company generally knits, dyes and finishes fabric based on customer orders and, therefore, significant amounts of inventory are not needed to meet rapid delivery to the Company's customers or to assure a continuous allotment of goods from suppliers. Customers are permitted to return or request allowances for goods that are off-quality. To minimize the credit risk on such accounts and to obtain larger credit lines for many customers, the Company maintains credit insurance covering $18.1 million of certain outstanding accounts receivable as of September 29, 2002. In addition, as of that date, approximately 20% of accounts receivable were factored without recourse. The Company has the ability to borrow against such factored receivables (subject to certain limitations), and did borrow against them during fiscal 2002 and fiscal 2001. The Company generally takes advantage of discounts offered by vendors.

The Company has a large number of customers. During fiscal 2002, two of the Company's customers, Johnson Controls, Inc. and Lear Corporation, each of which are suppliers to OEMs, accounted for 14.1% and 10.3% of the Company's sales, respectively. No customer accounted for 10% or more of total net sales during fiscal 2001 or 2000. The Company's net sales reflect substantial indirect sales to certain OEMs. In the Automotive segment, the Company's direct and indirect customers generally provide regular release information which the Company uses to purchase raw materials and plan its manufacturing process.

The following data summarizes the Company's 2002 net direct and indirect sales to OEMs (amounts in thousands of dollars):

   --------------------------------------------- ------------------------
                    Manufacturer                          Sales
   --------------------------------------------- ------------------------
   Ford                                                 $ 108,797
   General Motors                                          65,724
   Honda                                                   32,207
   Toyota                                                  29,980
   Nissan                                                  26,760
   Daimler Chrysler                                        14,065
   All Other                                               60,552
   --------------------------------------------- ------------------------
   Total                                                $ 338,085
   --------------------------------------------- ------------------------


The backlog of orders believed to be firm as of the end of the current and preceding fiscal years is not considered by management to be material for an understanding of the Company's business as most orders are deliverable within a few weeks.

EXPORT SALES
U.S. export sales, as a percentage of total worldwide sales of the Company, were approximately 1.9% in fiscal 2002, 4.4% in fiscal 2001 and 7.0% in fiscal 2000.

RAW MATERIALS
Fabrics in all of the Company's segments are constructed primarily of synthetic yarns: nylon and polyester, the prices of which are generally sensitive to changes in petroleum prices. In fiscal 2002, the Company internally produced approximately 15% to 20% of all yarns used. The Company purchases its remaining yarns from several fiber producers. In fiscal 2002 all yarns were readily available throughout the year and either were or could be purchased from numerous sources. Management believes that an adequate supply of yarns is available to meet the Company's requirements.

The chemicals and dyes used in the dyeing and finishing processes in all segments are available in large quantities from various suppliers. The foam backing used in the automotive fabric lamination process is purchased from three suppliers in the United States and three suppliers in Europe. During fiscal 2002, there was an adequate supply of foam.

ENVIRONMENTAL MATTERS
The production processes, particularly dyeing and finishing operations, involve the use and discharge of certain chemicals and dyes into the air and sewage disposal systems. The Company installs pollution control devices as necessary to meet existing and anticipated national, state and local pollution control regulations. The Company, including its non-U.S. subsidiaries, does not anticipate that compliance with national, state, local and other provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material adverse effect upon its capital expenditures, earnings or competitive position.

Reference is made to Note 16 to the Consolidated Financial Statements under Item 8 "Financial Statements and Supplementary Data" of this document, for information regarding certain other environmental matters.

COMPETITION
In all of the Company's segments, the principal methods of competition are pricing, styling and design, customer service and quality. In Direct-to-Retail Home Fashions, distribution channels were an additional principal method of competition. The weight of each competitive factor varies by product line. In the past few years, the Apparel and Direct-to-Retail Home Fashions segments have been significantly impacted by imports of garments, window curtains and sheeting.

In the Automotive segment, the Company has two major domestic competitors and other smaller competitors. Guilford's automotive subsidiary in Europe competes with seven warp knitters in Europe. It also competes with many producers of circular knit and flat woven fabrics. The Industrial fabrics market is highly fragmented, with many textile manufacturers selling products to meet individual customer specifications. The Company's operations in Mexico compete primarily with four warp knitters in the Apparel segment and one warp knitter in the Automotive segment. None of the Company's competitors is deemed to be dominant with respect to its markets.

EMPLOYEES
As of December 15, 2002, the Company employed 3,523 full-time employees worldwide. Approximately 1,140 employees (including 210 in the U.S., 468 in Europe and 462 in Mexico) are represented by collective bargaining agreements.

ITEM 2.    PROPERTIES

Set forth below is a listing of facilities owned and leased by the Company as of December 15, 2002:

------------------------------------ ----------------------- ----------------------------------- ------------------------
FACILITY                             LOCATION                SEGMENT(S)                          LEASED/OWNED   (A)
------------------------------------ ----------------------- ----------------------------------- ------------------------
Sales and Administrative Offices     Michigan (1)            Automotive                          Leased
------------------------------------ ----------------------- ----------------------------------- ------------------------
                                     North Carolina (2)      Apparel, Automotive, Industrial     Owned (1), Leased (1)
------------------------------------ ----------------------- ----------------------------------- ------------------------
                                     Germany (1)             Automotive                          Leased
------------------------------------ ----------------------- ----------------------------------- ------------------------
                                     Spain (1)               Automotive                          Leased
------------------------------------ ----------------------- ----------------------------------- ------------------------
Manufacturing                        North Carolina (5)      Automotive, Industrial              Owned (3), Leased (2)
------------------------------------ ----------------------- ----------------------------------- ------------------------
                                     Pennsylvania (2)        Apparel, Automotive, Industrial     Owned
------------------------------------ ----------------------- ----------------------------------- ------------------------
                                     Mexico (2)              Apparel, Automotive, Industrial     Owned
------------------------------------ ----------------------- ----------------------------------- ------------------------
                                     United Kingdom (3)      Automotive                          Owned
------------------------------------ ----------------------- ----------------------------------- ------------------------
Warehouses                           North Carolina (1)      Industrial                          Leased
------------------------------------ ----------------------- ----------------------------------- ------------------------
                                     Mexico (6)              Apparel, Automotive, Industrial     Leased
------------------------------------ ----------------------- ----------------------------------- ------------------------


(A) Substantially all of these properties have been mortgaged to secure the Company's obligations under its new senior loan agreements. See Note 12 to the Consolidated Financial Statements under Item 8 "Financial Statements and Supplementary Data" of this document. Properties listed do not include assets in the Altamira Trust.


Management believes the facilities and manufacturing equipment are in generally good condition, well maintained, suitable and adequate for present production, based on the Company's previously announced restructuring actions. Reference is made to Note 5 to the Consolidated Financial Statements under Item 8 "Financial Statements and Supplementary Data" of this document for information regarding the restructuring actions. Some of the Company's manufacturing facilities are utilized by more than one segment. Utilization of the facilities fluctuates from time to time due to the seasonal nature of operations and market conditions. The Company defines full utilization primarily as five-day, three-shift production. On that basis, the manufacturing facilities are generally utilized approximately 80%. Fibers spinning generally operates on a continuous seven days per week.

ITEM 3.    LEGAL PROCEEDINGS

From time to time and currently, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company maintains insurance coverage against certain potential third-party claims in amounts that the Company believes to be adequate. As a result of the bankruptcy proceedings described above, holders of litigation claims that arose prior to March 13, 2002 retain all rights to proceed against the Company, but only to the extent and limit of applicable insurance coverage. Such claim holders have no direct claim against the Company post-confirmation of bankruptcy including any deductible under an insurance policy or any excess over the policy coverage limits. Although the final outcome of these legal and environmental matters cannot be determined, and therefore no assurances can be given, based on the facts presently known, it is management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's financial position or future results of operations. Reference is made to Note 16 to the Consolidated Financial Statements under Item 8 "Financial Statements and Supplementary Data" of this document for information regarding contingencies.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company solicited from creditors and stockholders acceptances or rejections of the Plan. Pursuant to the Plan, votes were solicited from beneficial owners of the Old Common Stock, as defined in Item 5 (Class 8), and holders of the Company's senior secured notes due 2008 (Class 1(b)). Set forth below is a tabulation of the votes:

------------------- ------------------------ ----------------------- ------------------------ --------------------------
                      Amount Accepting           Amount Rejecting        Number Accepting           Number Rejecting
                     (% of Amount Voted)       (% of Amount Voted)      (% of Amount Voted)       (% of Amount Voted)
------------------- ------------------------ ----------------------- ------------------------ --------------------------
Class 8 (shares)              6,839,492.90              71,885.69                     915                         73
                                   (99.0%)                 (1.0%)                 (92.6%)                     (7.4%)
Class 1 (A)                $264,537,069.91                 $    0                       7                          0
                                  (100.0%)                 (0.0%)                (100.0%)                     (0.0%)
------------------- ------------------------ ----------------------- ------------------------ --------------------------



(A) Class 1 included both secured bank claims (Class 1(a)) and secured noteholder claims (Class 1(b)).




                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

RECENT SALES OF UNREGISTERED SECURITIES

As described in more detail elsewhere herein, the Company issued on the Effective Date an aggregate of 5,501,053 shares of common stock, par value $.01 per share (the "New Common Stock"), in connection with the implementation of the Plan. In addition, upon the Effective Date, all outstanding shares of common stock, par value $.02 per share (the "Old Common Stock"), were cancelled and deemed null, void and of no further force or effect. Of the shares of New Common Stock issued on the Effective Date, 90% was issued to the Company's secured lenders in partial satisfaction of their prepetition debt of approximately $274 million. See Note 3 to the Consolidated Financial Statements under Item 8 "Financial Statements and Supplementary Data" of this document for a complete description of the distributions made to the secured lenders in connection with the Plan. The remaining 10% of the shares of New Common Stock was issued to persons holding shares of Old Common Stock as of October 3, 2002 (the record date established for determining distributions of New Common Stock under the
Plan) at a ratio of one share of New Common Stock for every 34.776338 shares of Old Common Stock, subject to rounding. The issuance of shares of New Common Stock on the Effective Date was exempt from the registration requirements of the Securities Act of 1933, as amended, and equivalent provisions of state securities laws, in reliance upon Section 1145(a) of the Bankruptcy Code. Such Section generally exempts from registration the issuance of securities if the following conditions are satisfied: (i) the securities are issued by a debtor under a plan of reorganization, (ii) the recipients of the securities hold a claim against, an interest in, or a claim for an administrative expense against the debtor and (iii) the securities are issued entirely in exchange for the recipient's claim against or interest in the debtor, or are issued principally in such exchange and partly for cash or property.

MARKET FOR THE REGISTRANT'S COMMON EQUITY

On December 21, 2001, the Company announced that the New York Stock Exchange (the "NYSE"), which was the principal market for the Old Common Stock, had informed the Company that the Company was not in compliance with certain NYSE continued listing standards. Specifically, the average closing price of the Company's Old Common Stock, which was traded under the ticker symbol "GFD", had fallen below $1.00 per share, and the Company's market capitalization had fallen below $15 million, over a consecutive 30-trading day period.

On February 11, 2002, as a result of the continuation of such non-compliance, the NYSE suspended trading of the Company's Old Common Stock. Prices for the Company's Old Common Stock commenced quotation on February 14, 2002 on the Over-the-Counter Bulletin Board ("OTCBB"), under the ticker symbol "GFDM". Such over the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

On September 20, 2002, the Bankruptcy Court confirmed the Plan. On September 24, 2002 the Company's ticker symbol was temporarily changed to "GFDMQ". On October 4, 2002, the Company emerged from bankruptcy and issued New Common Stock as described above. The ticker symbol for the New Common Stock is "GMIL".

The following table contains information about the high and low sales price (during the period that the stock was listed on the NYSE) or bid price (during the time the Company stock was listed on the OTCBB) per share of the Old Common Stock before the Plan became effective on October 4, 2002. As the Old Common Stock was cancelled on October 4, 2002, the prices set forth on the following table are not relevant to or indicative of the present or future value of the New Common Stock. On September 29, 2002 there were 626 stockholders of record.


                                                 FISCAL 2002
        -------------------------  ----------------------------------------
        QUARTER                          HIGH                   LOW
        -------------------------  ----------------- --- ------------------
        First                           $0.80                  $0.32
        Second                           0.68                   0.10
        Third                            0.28                   0.16
        Fourth                           0.35                   0.14

        Year                            $0.80                  $0.10


                                                  FISCAL 2001
        -------------------------  ----------------------------------------
        QUARTER                          HIGH                   LOW
        -------------------------  ----------------- --- ------------------
        First                           $2.00                  $1.00
        Second                           2.25                   1.45
        Third                            2.44                   1.51
        Fourth                           2.25                   0.60

        Year                            $2.44                  $0.60


DIVIDEND POLICY

The Company currently does not anticipate paying dividends on its New Common Stock. The covenants in its senior debt prohibit, without the consent of the lenders, the payment of dividends on the Company's New Common Stock. Unless the Company prepays borrowings under its senior debt, it will have borrowings outstanding under such debt instruments until October 4, 2005. Any determination to declare or pay dividends out of funds legally available for that purpose after termination, expiration or modification of the senior secured debt will be at the discretion of the board of directors and will depend on future earnings, results of operations, financial condition, capital requirements, future contractual restrictions and other factors the board of directors deems relevant. No cash dividends have been declared or paid during the two most recent fiscal years.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial information is derived from the Company's Consolidated Financial Statements for periods both before and after emerging from bankruptcy protection on October 4, 2002. For accounting purposes, the financial statements reflect the reorganization as if it was consummated on September 29, 2002. Therefore, the consolidated balance sheet data at September 29, 2002 is labeled "Successor Company," and reflects the effects of the reorganization and the principles of Fresh Start Reporting. Periods presented prior to September 29, 2002 have been designated "Predecessor Company." Note 3 to the Consolidated Financial Statements under Item 8 "Financial Statements and Supplementary Data" of this document, provides a reconciliation of the Predecessor Company's consolidated balance sheet as of September 29, 2002 to that of the Successor Company which presents the adjustments that give effect to the reorganization and Fresh Start Reporting. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements and Notes thereto. Certain amounts have been reclassified in prior years to conform to the current year presentation.

The consolidated balance sheet information at September 29, 2002 reflects the financial position after the effect of the Plan and the application of the principles of Fresh Start Reporting in accordance with the provisions of SOP 90-7. Accordingly, such financial information is not comparable to the historical financial information before September 29, 2002.


                                                                               Predecessor Company
                                           ----------------------------------------------------------------------------------------
                                                FISCAL          Fiscal             Fiscal             Fiscal           Fiscal
(In thousands except per share data)             2002            2001               2000               1999             1998
                                                 ----            ----               ----               ----             ----
Results of Operations

 Net sales                                  $  513,173         $ 643,519          $ 814,226          $ 856,838        $ 894,534

Net (loss) income                             (123,313)         (160,757)           (20,974)            10,230           30,206

Per Share Data
Net (loss) income
    Basic                                        (6.66)            (8.48)             (1.11)              0.47             1.32
    Diluted                                      (6.66)            (8.48)             (1.11)              0.47             1.20

Cash dividends                                    0.00              0.00               0.33               0.44             0.44

                                               SUCCESSOR
                                                COMPANY                               Predecessor Company
                                           ---------------- -----------------------------------------------------------------------
Balance Sheet Data
Working capital                              $ 112,805        $ (150,451)(1)      $ 213,110          $ 127,660        $ 211,278
Total assets                                   339,497           541,849            724,212            753,431          794,500
Long-term debt                                 136,939                              262,845            146,137          176,872
                                                                   1,542(1)
Stockholders' investment                        55,000           141,509            309,772            340,945          385,177


(1) Long-term debt of $239,842 was classified as current liabilities in fiscal 2001. See Note 12 to the Consolidated Financial Statements under Item 8 "Financial Statements and Supplementary Data" of this document for further information regarding classification of the Company's debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Consolidated Financial Statements of the Company for the years ended September 29, 2002, September 30, 2001 and October 1, 2000 and the related Notes to Consolidated Financial Statements herein.

BANKRUPTCY REORGANIZATION
On March 5, 2002, the Company reached an agreement in principle with its senior lenders on a restructuring of the Company's approximately $274 million senior indebtedness. To conclude the restructuring as quickly as possible, the Debtors filed voluntary petitions under the Bankruptcy Code with the Bankruptcy Court on the Filing Date. The Chapter 11 cases were jointly administered under case no. 02-40667 (BRL) and, pursuant to the Bankruptcy Court's approval of the Plan, were substantively consolidated for the purpose of consummating the Plan. During the period from the Filing Date until the Effective Date, the Debtors operated their business as debtors-in-possession under Chapter 11 of the Bankruptcy Code. The Company's non-U.S. subsidiaries did not file voluntary petitions and were therefore not Debtors.

As a result of these Chapter 11 filings, actions to collect pre-petition indebtedness were stayed. In addition, under the Bankruptcy Code, the Debtors had the right to assume or reject executory contracts, including real estate leases, employment contracts, personal property leases, service contracts and other unexpired, executory pre-petition contracts, subject to Bankruptcy Court approval. Parties affected by these rejections were permitted to file claims with the Bankruptcy Court in accordance with the Bankruptcy Code. The Company has estimated that the aggregate amount of the liability that may result from the filing of claims for certain contracts that were rejected is approximately $934,000, which the Company has reflected in its consolidated financial statements.

The Plan was confirmed by the Bankruptcy Court on September 20, 2002, and on October 4, 2002, the Debtors emerged from their bankruptcy proceedings.

On or about the Effective Date, the following transactions or events occurred:

1. The Company's senior secured debt of approximately $274 million was discharged, and was replaced with new senior notes, due October 4, 2005, totaling $135 million.

2. All of the Company's old common stock was cancelled and replaced with 5,501,053 shares of new common stock. Of these new shares, approximately 90% (4,950,000) were issued to the Company's senior lenders as partial consideration for the debt reduction described above. The remaining shares were issued to the holders of the Company's old common stock in a ratio of one new share for every 34.776338 old shares, subject to rounding.

3. The Company transferred approximately $70 million in cash and property to trusts and its senior lenders, as partial consideration for the debt reduction described above.

4. The Company's $30 million Debtor-In-Possession Credit Agreement, dated as of March 13, 2002, with Wachovia Bank was cancelled and the Company entered into a $25 million revolving credit facility.

5. The Company began paying in cash approximately $15.6 million in pre-petition liabilities to its vendors, payment of which had been stayed during the bankruptcy proceedings.

6.   The new members of the board of directors began serving as directors.

FRESH START REPORTING
The Company has applied Fresh Start Reporting to its consolidated balance sheet as of September 29, 2002 in accordance with SOP 90-7. Under Fresh Start Reporting, a new reporting entity is considered to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the date Fresh Start Reporting is applied. On October 4, 2002, the Debtors emerged from bankruptcy. For financial reporting purposes, September 29, 2002 was considered the emergence date and the effects of the reorganization have been reflected in the accompanying financial statements as if it occurred on that date.

The effect of the reorganization and the implementation of Fresh Start Reporting on the Company's consolidated balance sheet as of September 29, 2002 are discussed in detail in "Item 8 - Financial Statements and Supplementary Data". As a result of the implementation of Fresh Start Reporting, the financial statements of the Successor Company are not comparable to the Company's financial statements of prior periods.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require the Company to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from the estimates. Such differences could be material to the financial statements. A critical accounting policy is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following accounting policies fit this definition:

Fresh Start Reporting - Upon emerging from Chapter 11 proceedings, the Company adopted Fresh Start Reporting in accordance with SOP 90-7. For financial reporting purposes, the Company was required to value assets and liabilities at fair value. With the assistance of financial advisors and use of various valuation methods, including discounted projected cash flow analysis and other applicable methods, the Company determined a reorganization value of its new equity of $55 million. The reorganization value was allocated to the assets and liabilities based upon fair value.

The Company's reorganization value of its new equity of $55 million was approximately $16 million less than the fair value of the net assets. In accordance with the purchase method of accounting, the excess of the revalued net assets over the reorganization value was allocated to reduce proportionately the value assigned to applicable noncurrent assets. The calculated reorganization value of the company was based on a variety of estimates and assumptions about future circumstances and events. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond the Company's control.

The determination of fair value of assets and liabilities required significant estimates and judgments made by management, particularly as it related to the fair market value of inventory and property. The fair value of inventory was estimated based on selling price less costs to complete, cost of disposal and a reasonable profit margin. The fair value of property was determined based on current market rates and building values with the assistance of outside valuation experts. Results may differ under different assumptions or conditions.

Revenue Recognition - Revenue is recognized at the time goods are shipped. Allowance for sales returns, a component of net sales, is recorded in the period in which the related sales are recorded. An allowance of $2.5 million has been recorded as of September 29, 2002 for such returns.

Benefit Plans - The Company has pension costs and obligations which are dependent on assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, inflation, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors. While the Company believes that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect its pension costs and obligations.

Income Taxes - The Company is subject to the tax laws of many jurisdictions. The Company is subject to tax audits in each of these jurisdictions, which could result in changes in income taxes. For financial statement purposes, the income tax benefit of net operating loss and credit carryforwards is recognized as a deferred tax asset, subject to appropriate valuation allowances when it is determined that recovery of the deferred tax asset does not meet a "more likely than not" criteria. The Company evaluates the tax benefits of net operating loss and credit carryforwards on an ongoing basis. These assumptions could be affected by changes in future taxable income and its sources and changes in U.S. and non-U.S. tax laws and rates. The effective tax rate of the Company could be impacted by changes in these assumptions.

The above listing is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See the audited Consolidated Financial Statements and notes thereto, which contain accounting policies and other disclosures required by generally accepted accounting principles.

GENERAL
Historically, Guilford operated as a diversified textile manufacturer and participated in a broad range of markets and segments. During 2001 and 2002, the Company restructured and reorganized its operations, exiting many markets and concentrating its resources and energies in areas which it believes are stable and provide opportunities for profitable growth. As a result, Guilford is now primarily a supplier of automotive products. The Company also participates in certain industrial and apparel markets.

Fabrics produced in the Automotive segment are sold to OEMs and their suppliers. These fabrics are then used in the production of seats and headliners of passenger cars, sports utility vehicles, conversion vans and light and heavy trucks. Guilford is a major producer of bodycloth and headliner fabric in the United States and Europe and continues to be the leading headliner fabric manufacturer in both markets. Guilford also has an automotive fabric operation in Mexico.

Fabrics produced in the Industrial segment are sold for use in a broad range of specialty applications, including geotextiles, medical and water filtration devices. The Company's fibers operations are also included in this segment.

The Apparel segment fabrics have historically been used predominantly in women's intimate apparel, ready-to-wear and swimwear garments. Other end uses included team sportswear and linings. Since the fourth quarter of fiscal 2000, the Company has effected a strategic realignment of its apparel operations resulting in the closing of facilities and a substantial decrease in manufacturing capacity

The Company previously participated in the Direct-to-Retail Home Fashions market and produced window curtains, knit and/or lace comforters, sheets, shower curtains, pillowcases and bedskirts sold directly to department stores, discount retailers and catalog houses. The Company also produced upholstery fabrics for use in office and residential furniture. The Company no longer manufactures and distributes products in this line of business.

Guilford's business has undergone significant changes over the last decade and especially in the last four years. Guilford had for many years been known primarily as a producer of fabrics for apparel applications. While Guilford had diversified into automotive fabrics in the 1970's, sales of apparel fabrics remained dominant through most of the 1990's. Guilford, along with substantially all other domestic textile manufacturers, was dramatically impacted by staggering increases in imported fabrics and garments during the late 1990's.

The Company announced in July 2000 a strategic realignment of its apparel operations designed to improve the Company's cost structure and increase profitability. As conditions worsened, the Company expanded and accelerated its apparel realignment plan in fiscal 2001. By the end of fiscal 2001, the Company had closed or committed to close all but one of its domestic apparel dyeing and finishing facilities. The Company further de-emphasized its apparel business in 2002, closing one of its manufacturing facilities in Mexico and another in the U.S. The Company has continued to participate in the apparel segment, but on a much smaller scale. Following these restructuring actions, the Company expects that revenues in its Apparel segment will be approximately 10% of total revenue in fiscal 2003.

Early in 2002, it became necessary for the Company to exit the Direct-to-Retail Home Fashions business as a result of continued weakness in sales and declining margins and the Company announced its intent to sell certain of its assets and its business. As the impact of all these factors accumulated, it became clear that the Company needed to undergo a significant financial restructuring, and on March 13, 2002, the Company and its domestic subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy proceedings are discussed in greater detail elsewhere herein.

The Company currently produces goods in the United States, the United Kingdom and Mexico. Historically, approximately 80% of the Company's net sales originated from the United States. Guilford's non-U.S. operations are subject to fluctuations in foreign exchange rates that affect the Company's operating results and financial position due to translation gains and losses recognized in converting such activity to local currency and to U.S. dollars.

The Successor Company expects to continue to allocate its resources primarily to its Automotive business. This business, because of its highly technical specifications, research and development requirements and critical logistics, is believed by management to be less susceptible to competition from foreign imports than apparel and home fashions fabrics, although there can be no assurance that such business segment will not be negatively impacted from such imports in the future.


RESULTS OF OPERATIONS

2002 Compared to 2001 - Consolidated net sales for fiscal 2002 were $513.2 million, a decrease of 20.2% from net sales in fiscal 2001 of $643.5 million. Sales declines in the Apparel and Direct-to-Retail Home Fashions segments accounted for the largest amount of the decrease.

The Automotive segment represented 69.1% of consolidated net sales in fiscal 2002, an increase from 51.8% in fiscal 2001. Automotive segment sales were $354.7 million in fiscal 2002 and increased 6.4% from $333.5 million in fiscal 2001. This primarily resulted from a 10.0% increase in sales by the Company's U.S. automotive operation. North American car build increased approximately 4.4% during fiscal 2002 to approximately 16.4 million units compared to car build during fiscal 2001 of approximately 15.7 million units. The Company also improved its market share of both headliner and bodycloth fabric. Sales by the Company's U.K. automotive group grew 7.0% in fiscal 2002 compared to fiscal 2001 due to new program rollouts at two major auto manufacturers. Automotive fabric sales in Mexico decreased by approximately $3.6 million primarily due to the loss of certain programs during fiscal 2002. Sales in Brazil comprised only 1.3% of Guilford's Automotive segment sales in fiscal 2002 and declined over 40% compared to 2001, as a result of the Company's decision to cease production in Brazil.

Sales in the Apparel segment decreased 61.8% to $72.8 million in fiscal 2002 from $190.6 million in fiscal 2001 and accounted for 14.2% of consolidated net sales in fiscal 2002. As a result of the continued declines in this segment and the Predecessor Company's financial difficulties, the Company has substantially exited the production of apparel fabrics in the United States. The Company has closed all but one of its apparel facilities in the U.S., and has also closed its dyeing and finishing plant in Altamira, Mexico. The Company expects apparel sales to account for approximately 10% of its consolidated sales in fiscal 2003.

Sales in the Industrial segment fell 13.1% to $52.4 million in fiscal 2002 from $60.3 million in fiscal 2001. The Industrial segment represented 10.2% of consolidated net sales in fiscal 2002. Growing sales of the Company's industrial fabrics used in air and water filtration processes have been more than offset by declines in other industrial products sales, which have been negatively impacted by the slowing economy.

The Direct-to-Retail Home Fashions segment accounted for 6.5% of consolidated net sales in fiscal 2002 and sales decreased 43.7% from fiscal 2001. Sales for fiscal 2002 were $33.3 million versus $59.1 million in fiscal 2001. During fiscal 2002, the Company decided to exit this business and sold all of its direct-to-retail operations. As a result, the Company will not operate in this segment during fiscal 2003.

Gross margin decreased by $4.7 million to $26.1 million or 5.1% of net sales in fiscal 2002, from $30.8 million, or 4.8% of net sales in fiscal 2001. The Company has exited the Direct-to-Retail Home Fashions segment and significantly decreased its participation in the Apparel segment, incurring approximately $21.2 million for inventory impairment and other charges related to plant closings. These declines were partially offset by improved margins in both the U.S. and U.K. automotive businesses, primarily as a result of increased sales. The industrial fabrics business also improved its margin in fiscal 2002 with increased capacity utilization.

Selling and administrative expenses decreased 20.5% to $65.4 million, or 12.7% of sales, in fiscal 2002 from $82.3 million, or 12.8% of sales, in fiscal 2001. The decrease from fiscal 2001 was due primarily to headcount reductions in apparel and at corporate. The Company further reduced the number of selling and administrative employees by more than 70 during fiscal 2002.

As described in greater detail in Note 5 to the Consolidated Financial Statements, the Company closed its manufacturing facilities in Altamira, Mexico and in Brazil, and sold its operations in Herkimer, New York and Portugal. The Company recorded $71.0 million in restructuring costs, consisting primarily of asset impairments. In addition, the Company recorded $15.5 million of inventory impairments related to these actions in fiscal 2002. The Company filed for and subsequently emerged from Chapter 11 bankruptcy protection during fiscal 2002, as described in greater detail elsewhere herein. The Company retained the services of attorneys, financial advisers and other professionals to assist with the bankruptcy process. The Company incurred $14.4 million, primarily related to fees for those professionals, as reorganization costs during fiscal 2002.

The Company's operating loss was $124.7 million in fiscal 2002 compared to $122.8 million in fiscal 2001. The change of $1.9 million consisted of selling and administrative expense decreases of $16.9 million, partially offset by lower gross margin of $4.7 million in fiscal 2002 and the inclusion in fiscal 2002 of $14.4 million of reorganization costs. Operating income in the Automotive segment declined to $6.1 million in fiscal 2002 from $13.2 million in fiscal 2001 as a result of a $4.8 million increase in restructuring expenses in fiscal 2002. Included in such restructuring expenses in fiscal 2002 were losses and asset impairments associated with the closure and sale of the Company's automotive operations in Brazil and Portugal, respectively. Operating profit before such restructuring expenses declined by $2.3 million as a result of price reductions granted to automotive customers and excess freight costs, offset by margin on the increased level of sales. The Apparel segment experienced a significant operating loss of $66.3 million in fiscal 2002 compared to $119.6 million in fiscal 2001. The majority of this loss was the result of the Company's restructuring actions, as well as decreased sales and soft pricing. Operating loss in the Direct-to-Retail Home Fashions segment rose to a loss of $48.2 million in fiscal 2002, compared with a fiscal 2001 loss of $7.9 million due primarily to $18.8 million of restructuring charges in fiscal 2002. This decline was due to the lower fabric sales volume, weak pricing, and the effect of the decision to exit this business. The Industrial segment's operating loss was $2.0 million in fiscal 2002, compared to the $8.5 million loss in the previous year. This improvement is the result of the reorganization and downsizing of the Pine Grove facility, and improved efficiencies in the Company's fiber operations.

Interest expense decreased $11.2 million to $14.1 million in fiscal 2002 from $25.3 million in fiscal 2001. In connection with the Company's bankruptcy reorganization, the Company was not required to pay the interest on the senior debt during the period that the Company was under Chapter 11 protection. The average per annum short-term interest rate was approximately 8% in fiscal 2002 and 9% in fiscal 2001. In addition, the average debt outstanding decreased to $281.3 million in fiscal 2002 from $283.3 million in fiscal 2001.

Other income was $3.0 million in fiscal 2002 compared to $0.9 million of expense in fiscal 2001. Fiscal 2002 included $3.8 million of income related to death benefits from life insurance policies that the Company received covering associates who died during the year, partially offset by other losses of $0.8 million. Fiscal 2001 included $2.8 million in equity investee losses, partially offset by a $1.2 million gain from shares returned to the Company related to a 1996 acquisition of a business and $0.7 million of casualty insurance proceeds.

The effective income tax rate for fiscal 2002 was 11.7% compared to 2.7% for fiscal 2001. These low effective rates are the result of valuation allowances recorded in fiscal 2001 and fiscal 2002. These valuation allowances were necessary because the Company has net operating loss and tax credit carryforwards that, due to restructuring actions and other factors, could expire unused. Management's assessment is that the character and nature of future taxable income may not allow the Company to realize certain tax benefits of net operating losses and tax credits within the prescribed carryforward period. In addition, as a result of a change in the tax laws during 2002, the Company carried back net operating losses to prior years, generating refunds of approximately $15.8 million in fiscal 2002.

Net loss in fiscal 2002 was $123.3 million or 24.0% of sales, compared to fiscal 2001's net loss of $160.8 million or 25.0% of sales. Loss per share was $6.66 and $8.48 per basic and diluted share for fiscal years 2002 and 2001, respectively. Average shares outstanding remained essentially unchanged from fiscal 2001 to fiscal 2002.

2001 Compared to 2000 - Consolidated sales for fiscal 2001 were $643.5 million, a decrease of 21.0% from fiscal 2000's $814.2 million. Sales declined in all business segments during fiscal 2001, with the Apparel segment accounting for the largest amount of the decrease.

The Automotive segment accounted for 51.8% of consolidated net sales in fiscal 2001, an increase from 46.7% in fiscal 2000. Sales were $333.5 million in fiscal 2001 and decreased 12.4% from $380.6 million in fiscal 2000. This primarily resulted from the decrease in the North American car build in fiscal 2001 to
15.7 million units compared to the car build in fiscal 2000 of a record 17.4 million units. Although Guilford increased its U.S. market share of the headliner business in fiscal 2001 and continued to penetrate the New Domestics OEMs bodycloth market, the significantly lower car build resulted in decreased U.S. automotive segment sales in fiscal 2001 compared to fiscal 2000. Sales by the Company's U.K. automotive group fell 22.3% in fiscal 2001 compared to fiscal 2000 due to the loss of market share of one of the Company's major customers and lower build levels of another major customer. Automotive fabric sales in Mexico increased by more than 11% in fiscal 2001 due to the strength of the car build during the first half of fiscal 2001. Sales in Brazil more than doubled in fiscal 2001 but comprised only 2% of Guilford's Automotive segment sales.

Apparel segment sales decreased 34.3% to $190.6 million in fiscal 2001 from $290.3 million in fiscal 2000 and accounted for 29.6% of consolidated net sales in fiscal 2001. Sales declined in all major product lines during fiscal 2001, as U.S. apparel manufacturers were significantly impacted by the slowing economy, worldwide apparel overcapacity and low-priced imports. Intimate apparel fabric sales were impacted by the decline of mass-market programs by a major customer and vertical customers opting to utilize their own manufacturing facilities. Swimwear fabric sales were also impacted during fiscal 2001 when one of the Company's largest swimwear customers filed for bankruptcy protection. Fierce price competition from foreign suppliers caused most of the decline in ready-to-wear fabric sales.

The Direct-to-Retail Home Fashions segment accounted for 9.2% of consolidated net sales in fiscal 2001. Sales for fiscal 2001 were $59.1 million versus $63.3 million in fiscal 2000. Sales declined by 6.6% from fiscal 2000 as department stores and discounters alike saw their sales impacted by the weakened economy.

Sales in the Industrial segment fell 24.6% to $60.3 million in fiscal 2001 from $80.0 million in fiscal 2000. The Industrial segment represented 9.4% of consolidated net sales in fiscal 2001. Sales growth in fabrics used in reverse osmosis filtration, as well as increases in fibers sales, were more than offset by declines in hook and loop closure sales, which have been negatively impacted by the slowing economy.

Gross margin decreased by $74.6 million to $30.8 million or 4.8% of net sales in fiscal 2001, from $105.4 million, or 12.9% of net sales in fiscal 2000. The single most significant impact to gross margin in fiscal 2001 was the sales volume decline and corresponding capacity underutilization in all segments which caused nearly $60 million of the margin decrease. Gross margin was also negatively impacted in fiscal 2001 by the apparel strategic realignment related actions which resulted in an aggregate $28.0 million of expenses in fiscal 2001
- plant closing/run-out inefficiencies of $3.4 million, start-up of the Company's new facility in Altamira, Mexico of $15.6 million and exited product line inventory write-downs of $9.0 million. The Company was forced to lower its sales prices in the Apparel, Direct-to-Retail Home Fashions and fibers businesses during fiscal 2001 as a result of fierce foreign and domestic competition, customer financial difficulties and a slowing economy. Currency devaluation in Brazil during fiscal 2001 offset margin improvements from increased sales volume in Brazil. Manufacturing inefficiencies in the UK automotive operations during fiscal 2001 were more than offset by improvements in the U.S. operating facilities. The Company reduced fixed manufacturing overhead costs by exiting underutilized capacity throughout fiscal 2001, the fiscal year impact of which was approximately $35 million.

Selling and administrative expenses decreased 15.3% to $82.3 million, or 12.8% of sales, in fiscal 2001 from $97.2 million, or 11.9% of sales, in fiscal 2000. The decrease from fiscal 2000 was due primarily to headcount reductions in apparel and at corporate. The Company reduced the number of selling and administrative employees by more than 100 during fiscal 2001. The Company also reduced discretionary expenses such as advertising and travel.

In conjunction with Guilford's strategic realignment of its apparel operations, the Company closed 4.5 domestic facilities, relocated certain equipment and severed approximately 1,725 associates during fiscal 2001. The Company closed two knitting and dyeing and finishing plants in Greensboro, NC and two knitting, dyeing and finishing plants in Cobleskill, NY. The Company also downsized its operations in Pine Grove, PA. With these actions, Guilford substantially ceased apparel and home fashions warp knit fabric production in the U.S. and exited stretch knit intimate apparel and swimwear fabrics and lace, home fashions lace fabrics, certain apparel ready-to-wear products and certain home fashion and other fabric products. The Company transferred production of its circular knit fabrics from facilities in the U.S. to Altamira, Mexico where it services the women's ready-to-wear sector. The Pine Grove facility is expected to continue to produce industrial fabrics. Guilford's facility in Mexico City, which produces many of the same apparel and home fashions fabrics as previously produced in Pine Grove, has capacity to service existing customers which cut and sew in Mexico. The Company has recorded restructuring and impaired asset charges of $71.4 million in fiscal 2001 and $28.6 million in fiscal 2000 to affect this strategic realignment.

The Company's operating loss increased to $122.8 million in fiscal 2001 from $20.4 million in fiscal 2000. The decline of $102.4 million consisted of the gross margin decrease of $74.6 million and incremental restructuring charges of $42.8 million offset by selling and administrative expense decreases of $14.9 million. Operating income in the Automotive segment declined to $13.2 million in fiscal 2001 from $23.2 million in fiscal 2000 as a result of sales decreases in both the U.S. and the U.K. The Apparel segment experienced a significant increase in operating loss, to $119.6 million in fiscal 2001 from $38.2 in fiscal 2000. The majority of this decline was the result of the Company's restructuring actions, as well as decreased sales and soft pricing. Operating loss in the Direct-to-Retail Home Fashions segment rose to a loss of $7.9 million in fiscal 2001, compared with a fiscal 2000 loss of $3.1 million. This decline was due to lower sales volume, impacted by a weak economy. The Industrial segment's operating loss was $8.5 million, compared to $2.4 million in the previous year, as a result of lower hook and loop closure sales and weak internal demand and soft pricing for fiber.

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

The effective income tax rate for fiscal 2001 was 2.7% versus 36.4% for fiscal 2000. This reduction in the effective rate relates primarily to valuation allowances recorded during fiscal 2001. These valuation allowances were necessary because the Company has net operating loss and tax credit carryforwards that, due to restructuring actions taken during the current year and other factors, could expire unused. Management's assessment is that the character and nature of future taxable income may not allow the Company to realize certain tax benefits of net operating losses and tax credits within the prescribed carryforward period.

Net loss in fiscal 2001 was $160.8 million or 25.0% of sales. Loss per share was $8.48 per basic and diluted share, compared to fiscal 2000's net loss of $21.0 million or 2.6% of sales and $1.11 per basic and diluted share. Average shares outstanding remained essentially unchanged from fiscal 2000 to fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES
The Company's principal sources of liquidity for operations and expansion are funds generated internally and borrowings under its Revolving Credit Facility, as defined herein. In connection with the reorganization, on October 4, 2002, the Company entered into a new Credit, Security, Guaranty and Pledge Agreement, which expires October 4, 2005, with a group of lenders. The new facility provides for a revolving credit loan facility and letters of credit (the "Revolving Credit Facility") in a maximum principal amount equal to the lesser of (a) $25 million or (b) a specified borrowing base, which is based upon eligible receivables and eligible inventory. The Revolving Credit Facility restricts investments (including investments in non-U.S. subsidiaries), capital expenditures, acquisitions, dividends and the incurrence of additional debt. The Revolving Credit Facility contains customary financial covenants relating to minimum levels of EBITDA, minimum net worth, minimum fixed charge coverage ratios and a maximum leverage ratio, all as defined therein. The Revolving Credit Facility is secured by a first lien on substantially all of the assets of the Company and its domestic subsidiaries, as well as on the stock of all of the Company's subsidiaries (with the latter, in the case of the Company's non-U.S. subsidiaries, being limited to 65% of the capital stock) (collectively, the "Collateral"). Upon the Company's receipt of proceeds from certain transactions, such as certain asset sales, the Company is required to prepay with such proceeds any loans then outstanding under the Revolving Credit Facility. The Company is currently in compliance with all of the restrictions and covenants of its new Revolving Credit Facility. All loans outstanding under the Revolving Credit Facility bear interest at the Base Rate plus applicable interest margin or the LIBOR rate plus an applicable interest margin based upon the Company's debt to EBITDA ratio. As of October 4, 2002, the Company had no outstanding borrowings and had approximately $18.8 million available for borrowing under the Revolving Credit Facility.

The Company's U.K. and Mexico City operations each have separate secured bank and credit arrangements which are available to finance operations in those locations. These credit facilities are considered by management to be adequate. However, the Company's Mexico City operation has incurred operating losses over the last several quarters. Operating management has taken a number of steps to improve production and sales in this subsidiary. The current business plan envisions that the Mexico City operations will return to positive earnings and cash flow by the end of fiscal 2003. There can be no assurances that such a turnaround will be achieved. In the event that these operations continue to generate losses, or should these losses steepen, the Company would need to seek additional sources of operating capital or financing, or seek other strategic alternatives for its Mexican operations.

Cash provided by operations totaled $41.7 million in fiscal 2002, compared to $7.2 million in fiscal 2001. Although the Company sustained significant losses in fiscal 2002, cash was generated through reductions of receivables and inventory.

Working capital was $112.8 million at September 29, 2002 compared to negative working capital of $150.5 million at September 30, 2001. Negative working capital in fiscal 2001 was the result of the classification of $239.8 million of long-term debt as current. The increase in fiscal 2002 is due to the effect of the bankruptcy reorganization, combined with effects of significant reductions in receivables and inventory, which were the result of lower levels of business and the restructuring actions described elsewhere herein. In addition, the Company repaid $27.3 million in short-term borrowings and increased cash and cash equivalents by $19.4 million during fiscal 2002.

Cash provided by investing activities totaled $36.0 million in fiscal 2002, compared to cash used in investing activities of $43.7 million in fiscal 2001. Capital expenditures declined to $7.3 million in fiscal 2002 from $53.2 million in fiscal 2001. The Company reduced such capital spending in fiscal 2002 in an effort to preserve cash and capital resources during its financial reorganization. Proceeds from dispositions of property totaled $29.0 million during fiscal 2002, compared to $2.7 million in fiscal 2001. Such dispositions were primarily the sale of idle plant and machinery from closed facilities.

Cash used in financing activities totaled $58.1 million in fiscal 2002, compared to cash provided by financing activities of $18.4 million in fiscal 2001. The Company repaid short-term borrowings of $27.3 million during fiscal 2002 and, in connection with the bankruptcy reorganization, paid $32.3 million in cash to the Company's senior lenders.

Based upon the ability to generate working capital through its operations, cash on hand and its new Revolving Credit Facility, the Company believes that it has the financial resources necessary to fund its capital expenditures, which are primarily for process improvement, cost reduction and maintenance and are expected to be approximately $12 million in fiscal 2003, and to implement its business plan.

INFLATION
The Company believes that the relatively moderate inflation rate of the past decade has not significantly impacted its operations.

RECENT ACCOUNTING PRONOUNCEMENTS
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which was effective for business combinations initiated after June 30, 2001. The Company did not acquire any entity subsequent to June 2001, however the principles of SFAS No. 141 were applied in accordance with Fresh Start Reporting.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 provides for cessation of amortization of goodwill and other intangible's considered to have indefinite lives and includes requirements for periodic tests of goodwill and indefinitely lived intangible assets for impairment. The Company adopted SFAS 142 as part of its Fresh Start Reporting. The impact of adopting this pronouncement was not material to the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that one accounting model be used for impairments of long-lived assets to be either used in a business or disposed of by sale, and broadens the presentation of discontinued operations to encompass more discrete components of a business enterprise than were included under previous standards. The Company adopted SFAS No.144 as part of its Fresh Start Reporting. The impact of adopting this pronouncement was not material to the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections. One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, the Company will follow APB 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions in determining whether such extinguishments of debt may be classified as extraordinary. The provisions of this statement related to the rescission of FASB Statement 4 shall be applied in fiscal years beginning after May 15, 2002 with early application encouraged. The Company adopted SFAS No. 145 as part of its Fresh Start Reporting. As a result, the Company has classified gains and losses from debt restructuring as a component of other expense in the accompanying consolidated statements of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The impact of adopting this pronouncement was not material to the Company's financial statements.

CONTINGENCIES
The Company is involved in various litigation and environmental matters arising in the ordinary course of business. These are discussed in Note 16 to the Consolidated Financial Statements which are included herein under Item 8 "Financial Statements and Supplementary Data" of this document. The Company maintains insurance coverage against certain potential claims in amounts that the Company believes to be adequate. As a result of the bankruptcy proceedings described above, holders of litigation claims that arose prior to March 13, 2002 retain all rights to proceed against the Company, but only to the extent and limit of applicable insurance coverage. Such claim holders have no direct claim against the Company post-confirmation of bankruptcy including any deductible under an insurance policy or any excess over the policy coverage limits. Although the final outcome of these legal and environmental matters cannot be determined, based on the facts presently known, it is management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's financial position or future results of operations.

OUTLOOK
The Company has undergone substantial changes over the last two years, substantially exiting or downsizing its unprofitable lines of business, including Direct-to-Retail Home Fashions and Apparel, culminating in the financial reorganization in bankruptcy. Although this reorganization was difficult, traumatic and expensive, it resulted in a more viable capital structure for Guilford.

Guilford is and will continue to be a company focused on serving its primary customer base, the automotive industry. While participation in the industrial and apparel markets is important to balance manufacturing capacity and to generate positive earnings, the Company will dedicate substantially all of its efforts and resources towards its Automotive segment.

A key component in the continued profitability of the Automotive segment will be the number of vehicles built by auto manufacturers in Guilford's markets (North America and Europe). Many analysts project car build rates in both markets to be relatively flat in 2003 compared with 2002. Many analysts, however, also acknowledge that many negative factors exist in the economy and the auto markets which may lead to softness in consumer demand for new vehicles and therefore a decline in build rates later in 2003 or 2004.

The Company's Automotive segment has historically not seen significant competitive threats from foreign textile manufacturers. Auto manufacturers and their suppliers have typically desired their sources of supply locally situated in order to have greater confidence in the supply chain and to avoid the complexities and issues associated with importing fabrics or components from foreign countries. The Company, however, has seen recent indications from one major auto manufacturer that it will import fabric from Asia for one of its programs that Guilford currently supplies and that it may be considering expanding this sourcing channel in an effort to reduce its costs. The impact of the actions to date is not expected to have a material impact on the financial position or future results of operations. It is currently unclear whether the significant logistical problems associated with sourcing fabric in Asia can be economically resolved by the auto manufacturers. If, however, importation of fabric or components were to become a trend among auto manufacturers, such a trend could materially adversely impact the Company's business, and the Company would need to determine how to respond to this new competitive threat.

Because the Company's reorganization in bankruptcy was completed relatively quickly, Guilford believes it was generally able to preserve its strong customer and supplier relationships. Guilford is a well-established, technically superior and essential supplier to the automotive industry with substantial market share, and expects to continue to grow and improve its profitability in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk for changes in interest rates and foreign currency exchange rates. Guilford has limited exposure to commodity price risk. The Company does not hold or issue any financial instruments for trading or other speculative purposes.

Interest Rate Risk: The Company's obligations under the Revolving Credit Facility bear interest at floating rates and therefore, the Company is impacted by changes in prevailing interest rates. However, the senior notes bear fixed interest coupons and therefore are not subject to the risk of interest rate fluctuations. A 10% change in market interest rates that affect the Company's financial instruments would impact earnings during fiscal 2003 by less than $0.1 million before taxes.

Foreign Currency Risk: The Company is subject to foreign currency risk primarily related to sales and expenditures and other transactions denominated in foreign currencies and investments in non-U.S. subsidiaries. The Company manages the exposure related to capital expenditures and other firm commitments denominated in foreign currencies primarily through forward exchange contracts with durations of generally less than 12 months. The Company enters into these contracts in the normal course of business. The changes in market value of such contracts have a high correlation to the price changes in the currency of the related hedged transactions. On September 29, 2002, the Company had no outstanding foreign currency forward contracts.

Effective in fiscal 2000, the Company adopted a policy to manage the exposure related to sales denominated in foreign currencies through the use of forward exchange contracts. In fiscal 2000, these forward exchange contracts covered approximately 75% of the Company's anticipated sales in the Euro, which represented the majority of the Company's foreign currency sales. The duration of these contracts was less than 12 months and matched the anticipated receivable collections. The Company determined that its anticipated sales in the Euro for fiscal 2001 and 2002 were naturally hedged by anticipated Euro payables, and therefore did not enter into any forward exchange contracts.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GUILFORD MILLS, INC.
CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
As of September 29, 2002 and September 30, 2001 and for the years ended September 29, 2002, September 30, 2001 and October 1, 2000.

                                                                         Page

Statement of Management's Responsibility............................      20

Reports of Independent Public Accountants...........................      21

Consolidated Balance Sheets.........................................      24

Consolidated Statements of Operations...............................      25

Consolidated Statements of Stockholders' Investment.................      26

Consolidated Statements of Cash Flows...............................      27

Notes to the Consolidated Financial Statements......................      28

Quarterly Information (Unaudited)...................................      53

Schedule II - Analysis of Valuation and Qualifying Accounts.........      54

                   STATEMENT OF MANAGEMENT'S RESPONSIBILITY
                   ----------------------------------------


The management of Guilford Mills, Inc. has the responsibility for the preparation and integrity of all information contained in the Annual Report. The accompanying financial statements, including footnotes, have been prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based on management's best estimates and judgments.

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

The control environment is complemented by an internal auditing program, comprised of internal and external business advisors who independently assess the effectiveness of the internal controls and report findings to management throughout the year. The group delivers increased value by aligning with the business objectives to reduce risk and create cost efficiencies. The Company's accompanying financial statements have been audited by independent public accountants who have expressed their opinion with respect to the fairness of the presentation of these statements in conformity with accounting principles generally accepted in the United States of America. They objectively and independently review the performance of management in carrying out its responsibility for reporting operating results and financial condition. Their opinion is based on procedures which they believe to be sufficient to provide reasonable assurances that the financial statements contain no material errors. Management has made available to the independent public accountants all of the Company's financial records and related data, as well as the minutes of the stockholders' and directors' meetings. Recommendations by both internal and external auditors concerning internal control deficiencies are considered and are implemented with an appropriate urgency by management.

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



/s/ David H. Taylor
---------------------------

David H. Taylor
Chief Financial Officer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Stockholders and Board of Directors
Guilford Mills, Inc.:

We have audited the accompanying consolidated balance sheet of Guilford Mills, Inc. (a Delaware corporation) and subsidiaries as of September 29, 2002 (Successor Company) and the related consolidated statements of operations, stockholders' investment and cash flows for the year then ended (Predecessor Company). These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements of Guilford Mills, Inc. and subsidiaries as of September 30, 2001 (Predecessor Company) and for each of the two years in the period then ended (Predecessor Company) were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those Predecessor Company financial statements in their report dated January 14, 2002. Their report also included an explanatory paragraph that the Predecessor Company's substantial losses from operations in fiscal 2001 and debt covenant violations raised substantial doubt about the Predecessor Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Notes 1 and 3 to the Consolidated Financial Statements, on March 13, 2002, Guilford Mills, Inc. and its domestic subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in New York. On September 20, 2002, the Bankruptcy Court entered an order confirming the plan of reorganization, which became effective on October 4, 2002. The plan was deemed to be effective as of September 29, 2002 for financial reporting purposes. Accordingly, the Company changed its basis of financial statement presentation to reflect the adoption of fresh start reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code". As a result, the consolidated financial statements for periods subsequent to the reorganization (Successor Company financial statements) are not comparable to the consolidated financial statements for the prior periods (Predecessor Company financial statements).

In our opinion, the consolidated balance sheet presents fairly, in all material respects, the financial position of Guilford Mills, Inc. and subsidiaries as of September 29, 2002 (Successor Company) in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the consolidated financial statements for the year ended September 29, 2002 (Predecessor Company) present fairly, in all material respects, the results of the Predecessor Company's operations and its cash flows for the year ended September 29, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of Guilford Mills, Inc. and subsidiaries as of September 30, 2001 and for each of the two years in the period then ended were audited by other auditors who have ceased operations. As described in Note 2, the loss from debt restructuring originally presented as an Extraordinary Item has been presented as a component of Other Expense in the fiscal 2001 Predecessor Company consolidated financial statements in connection with the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". As described in Note 2, the fiscal 2001 Predecessor Company consolidated financial statements have been revised to reclassify certain income tax balances within the consolidated balance sheet as of September 30, 2001. Also, as described in Note 2, the Company changed the composition of its reportable segments in fiscal 2002, and the amounts in the fiscal 2001 and fiscal 2000 (Predecessor Company) consolidated financial statements relating to reportable segments have been restated to conform to the fiscal 2002 composition of reportable segments. We audited the adjustments described in Note 2 that were applied to reclassify the loss from debt restructuring and to reclassify certain deferred income tax balances in the fiscal 2001 Predecessor Company consolidated financial statements, and we audited the adjustments described in Note 2 that were applied to restate the disclosures for reportable segments reflected in the fiscal 2001 and fiscal 2000 Predecessor Company consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the fiscal 2001 and fiscal 2000 Predecessor Company consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the fiscal 2001 or fiscal 2000 Predecessor Company consolidated financial statements taken as a whole.

Our audit was made for the purpose of forming an opinion on the fiscal 2002 consolidated financial statements taken as a whole. The schedule listed in Item 15(a)(2) of this form 10-K is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information included in this schedule for the year ended September 29, 2002 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole. The financial statement schedules for the years ended September 30, 2001 and October 1, 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on the financial statement schedules in their report dated January 14, 2002.



                             /s/ GRANT THORNTON LLP
                             ----------------------


Greensboro, North Carolina
January 10, 2003

THE FOLLOWING IS A COPY OF A REPORT PREVIOUSLY ISSUED BY
ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.


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


                             /s/ ARTHUR ANDERSEN LLP
                             -----------------------

Arthur Andersen LLP
Greensboro, North Carolina
January 14, 2002

GUILFORD MILLS, INC.
CONSOLIDATED BALANCE SHEETS
September 29, 2002 and September 30, 2001
(In thousands)


                                                                       SUCCESSOR         Predecessor
                                                                        COMPANY            Company
------------------------------------------------------------------- ----------------- ------------------
                                                                          2002              2001
------------------------------------------------------------------- ----------------- ------------------
ASSETS
Cash and cash equivalents                                                   $ 25,074           $  5,645
Receivables, net                                                              91,614            103,484
Inventories                                                                   62,341             90,937
Prepaid income taxes                                                              --                460
Other current assets                                                          13,169             14,212
------------------------------------------------------------------- ----------------- ------------------
     Total current assets                                                    192,198            214,738
Property, net                                                                114,981            267,833
Altamira trust assets                                                         22,000                 --
Other assets                                                                  10,318             59,278
------------------------------------------------------------------- ----------------- ------------------
     Total assets                                                          $ 339,497          $ 541,849
------------------------------------------------------------------- ----------------- ------------------

LIABILITIES
Short-term borrowings                                                       $  6,199          $  33,724
Current maturities of long-term debt                                             417             21,501
Long-term debt classified current                                                 --            239,842
Accounts payable                                                              41,952             41,468
Accrued payroll and related benefits                                          14,701             12,362
Deferred income taxes                                                          1,210                 --
Other current liabilities                                                     14,914             16,292
------------------------------------------------------------------- ----------------- ------------------
     Total current liabilities                                                79,393            365,189
------------------------------------------------------------------- ----------------- ------------------
Long-term debt                                                               136,939              1,542
Altamira trust notes                                                          22,000                 --
Deferred income taxes                                                          1,247              2,617
Other liabilities                                                             44,918             30,992
------------------------------------------------------------------- ----------------- ------------------
     Total long-term liabilities                                             205,104             35,151
------------------------------------------------------------------- ----------------- ------------------

COMMITMENTS AND CONTINGENCIES (NOTES 16 & 18)

STOCKHOLDERS' INVESTMENT
Old common stock, including capital in excess of par
   (32,750,094 shares issued; 18,627,076 outstanding)                             --            120,639
New common stock, including capital in excess of par
   (5,501,053 shares issued and outstanding)                                  55,000                 --
Retained earnings                                                                 --            175,748
Accumulated other comprehensive loss                                              --           (24,548)
Unamortized stock compensation                                                    --              (805)
Treasury stock (14,123,018 shares), at cost                                       --          (129,525)
------------------------------------------------------------------- ----------------- ------------------
     Total stockholders' investment                                           55,000            141,509
------------------------------------------------------------------- ----------------- ------------------
     Total liabilities and stockholders' investment                        $ 339,497          $ 541,849
------------------------------------------------------------------- ----------------- ------------------


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

GUILFORD MILLS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fiscal Years ended September 29, 2002, September 30, 2001 and October 1, 2000 (In thousands except per share data)


-------------------------------------------------------------- --------------------------------------------------------------
                                                                                     PREDECESSOR COMPANY
-------------------------------------------------------------- --------------------- ------------------- --------------------
                                                                        2002                 2001               2000
-------------------------------------------------------------- --------------------- ------------------- --------------------
NET SALES                                                           $   513,173           $   643,519          $  814,226
-------------------------------------------------------------- --------------------- ------------------- --------------------

COSTS AND EXPENSES:
           Cost of goods sold                                           487,114               612,707             708,813
           Selling and administrative                                    65,380                82,274              97,192
             Reorganization costs                                        14,350                 --                  --
           Restructuring and impaired asset charges                      71,050                71,375              28,643
-------------------------------------------------------------- --------------------- ------------------- --------------------
                                                                        637,894               766,356             834,648
-------------------------------------------------------------- --------------------- ------------------- --------------------
OPERATING LOSS                                                         (124,721)             (122,837)            (20,422)
-------------------------------------------------------------- --------------------- ------------------- --------------------
OTHER EXPENSE:
              Interest expense                                           14,080                25,292              18,882
              Fresh start adjustments                                    16,393                 --                  --
              (Gain) loss on debt restructuring                         (20,588)                4,725               --
              Impaired investments                                        8,063                11,451               --
              Other expense (income), net                                (2,963)                  911              (6,322)
-------------------------------------------------------------- --------------------- ------------------- --------------------
                                                                         14,985                42,379              12,560
-------------------------------------------------------------- --------------------- ------------------- --------------------
LOSS BEFORE INCOME TAX BENEFIT                                         (139,706)             (165,216)            (32,982)
INCOME TAX BENEFIT                                                      (16,393)               (4,459)            (12,008)
-------------------------------------------------------------- --------------------- ------------------- --------------------
NET LOSS                                                            $  (123,313)          $  (160,757)         $  (20,974)
-------------------------------------------------------------- --------------------- ------------------- --------------------

NET LOSS PER SHARE:
           Basic                                                $        (6.66)       $        (8.48)      $       (1.11)
           Diluted                                                       (6.66)                (8.48)              (1.11)
-------------------------------------------------------------- --------------------- ------------------- --------------------



The accompanying notes to consolidated financial statements are an integral part of these statements.

GUILFORD MILLS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
For the Fiscal Years ended September 29, 2002, September 30, 2001 and October 1, 2000 (In thousands, except per share data)

-----------------------------------------------------------------------------------------------------------------------------------
                                                           Current Year           Common Stock         Capital in
                                                           Comprehensive      --------------------      Excess of        Retained
                                                           Income (Loss)       Shares     $ Amount         Par           Earnings
-----------------------------------------------------------------------------------------------------------------------------------
PREDECESSOR COMPANY BALANCE, OCTOBER 3, 1999                                   32,750      $ 655        $ 120,532       $ 363,812
   Comprehensive income:
      Net Loss                                                 $ (20,974)                                                 (20,974)
      Other comprehensive loss, net of tax:
      Foreign currency translation loss                           (5,274)
      Pension equity adjustment                                      389
                                                           --------------
                                                           --------------
          Total comprehensive loss                             $ (25,859)
                                                           --------------
   Vesting of shares under the restricted stock
     plan, less return of shares to treasury stock
     to satisfy recipients' individual tax obligations
   Compensation under restricted stock plan
   U.S. income tax expense from restricted stock                                                             (161)
   Cash dividends ($.33 per share)                                                                                         (6,333)
-----------------------------------------------------------------------------------------------------------------------------------
PREDECESSOR COMPANY BALANCE, OCTOBER 1, 2000                                   32,750        655          120,371         336,505
   Comprehensive income:
      Net Loss                                                $ (160,757)                                                (160,757)
      Other comprehensive loss, net of tax:
      Foreign currency translation loss                           (2,251)
      Pension equity adjustment                                   (5,133)
                                                           --------------
                                                           --------------
          Total comprehensive loss                            $ (168,141)
                                                           --------------
   Vesting of shares under the restricted stock
     plan, less return of shares to treasury stock
     to satisfy recipients' individual tax obligations
   Compensation under restricted stock plan
   Cancellation of grants of shares under the
     restricted stock plan                                                                                    (35)
   U.S. income tax expense from restricted stock                                                             (123)
   Return of shares by former owner
     of Hofmann Laces
   Issuance of treasury stock to retiring members of
     the Board of Directors under phantom stock plan                                                         (229)
-----------------------------------------------------------------------------------------------------------------------------------
PREDECESSOR COMPANY BALANCE, SEPTEMBER 30, 2001                                32,750        655          119,984         175,748
   Comprehensive income:
      Net Loss                                                $ (123,313)                                                (123,313)
      Other comprehensive loss, net of tax:
      Foreign currency translation gain                            3,451
      Pension equity adjustment                                  (16,657)
                                                           --------------
                                                           --------------
          Total comprehensive loss                            $ (136,519)
                                                           ==============
   Cancellation of grants of shares under the
     restricted stock plan
   Compensation under restricted stock plan

   Effect of Reorganization:
     Cancellation of old common stock                                         (32,750)      (655)
     Fresh start adjustments                                                                             (119,984)        (52,435)
     New common stock issued in reorganization                                  5,501         55           54,945
-----------------------------------------------------------------------------------------------------------------------------------
SUCCESSOR COMPANY BALANCE, SEPTEMBER 29, 2002                                   5,501       $ 55         $ 54,945             $ -
-----------------------------------------------------------------------------------------------------------------------------------


** TABLE CONTINUED.... **

-----------------------------------------------------------------------------------------------------------------------------------
                                                            Accumulated
                                                               Other          Unamortized         Treasury Stock
                                                           Comprehensive         Stock        ----------------------       Total
                                                                Loss          Compensation     Shares       $ Amount      Equity
-----------------------------------------------------------------------------------------------------------------------------------
PREDECESSOR COMPANY BALANCE, OCTOBER 3, 1999                  $ (12,279)       $ (3,310)       13,551      $ (128,465)   $ 340,945
   Comprehensive income:
      Net Loss                                                                                                             (20,974)
      Other comprehensive loss, net of tax:
      Foreign currency translation loss                          (5,274)                                                    (5,274)
      Pension equity adjustment                                     389                                                        389


          Total comprehensive loss

   Vesting of shares under the restricted stock
     plan, less return of shares to treasury stock
     to satisfy recipients' individual tax obligations                                              5             (46)         (46)
   Compensation under restricted stock plan                                       1,226                                      1,226
   U.S. income tax expense from restricted stock                                                                              (161)
   Cash dividends ($.33 per share)                                                                                          (6,333)
-----------------------------------------------------------------------------------------------------------------------------------
PREDECESSOR COMPANY BALANCE, OCTOBER 1, 2000                    (17,164)         (2,084)       13,556        (128,511)     309,772
   Comprehensive income:
      Net Loss                                                                                                            (160,757)
      Other comprehensive loss, net of tax:
      Foreign currency translation loss                          (2,251)                                                    (2,251)
      Pension equity adjustment                                  (5,133)                                                    (5,133)


          Total comprehensive loss

   Vesting of shares under the restricted stock
     plan, less return of shares to treasury stock
     to satisfy recipients' individual tax obligations                                             11             (25)         (25)
   Compensation under restricted stock plan                                       1,136                                      1,136
   Cancellation of grants of shares under the
     restricted stock plan                                                          143            20            (108)           0
   U.S. income tax expense from restricted stock                                                                              (123)
   Return of shares by former owner
     of Hofmann Laces                                                                             573          (1,232)      (1,232)
   Issuance of treasury stock to retiring members of
     the Board of Directors under phantom stock plan                                              (37)            351          122
-----------------------------------------------------------------------------------------------------------------------------------
PREDECESSOR COMPANY BALANCE, SEPTEMBER 30, 2001                 (24,548)           (805)       14,123        (129,525)     141,509
   Comprehensive income:
      Net Loss                                                                                                            (123,313)
      Other comprehensive loss, net of tax:
      Foreign currency translation gain                           3,451                                                      3,451
      Pension equity adjustment                                 (16,657)                                                   (16,657)


          Total comprehensive loss

   Cancellation of grants of shares under the
     restricted stock plan                                                           33             6            (125)         (92)
   Compensation under restricted stock plan                                         604                                        604

   Effect of Reorganization:
     Cancellation of old common stock                                                         (14,129)        129,650      128,995
     Fresh start adjustments                                     37,754             168                                   (134,497)
     New common stock issued in reorganization                                                                              55,000
-----------------------------------------------------------------------------------------------------------------------------------
SUCCESSOR COMPANY BALANCE, SEPTEMBER 29, 2002                       $ -             $ -             -             $ -     $ 55,000
-----------------------------------------------------------------------------------------------------------------------------------


** TABLE COMPLETE **


The accompanying notes to consolidated financial statements are an integral part of these statements.

GUILFORD MILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 29, 2002, September 30, 2001 and October 1, 2000 (In thousands)

                                                                                                   PREDECESSOR COMPANY
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        2002             2001              2000
                                                                                    ------------     -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                         $ (123,313)       $ (160,757)       $ (20,974)
    Adjustments required to reconcile net loss to net cash
    provided by operating activities:
       Depreciation and amortization                                                     38,129            56,636           64,692
       Unexpended and non-cash restructuring costs                                       65,725            57,947           26,538
       Fresh start adjustments                                                           16,393                 -                -
       Non-cash reorganization items                                                      3,351                 -                -
       Gain on forward contracts                                                              -                 -           (2,856)
       Gain on sale of investments                                                         (776)                -           (7,131)
       Gain on return of shares                                                               -            (1,232)               -
       (Gain) loss on extinguishment of debt                                            (20,588)            4,725                -
       Gain on disposition of property                                                   (9,027)           (2,144)             (70)
       Loss on equity method investments                                                  9,595            14,286            3,730
       Provision for bad debts                                                            5,848             1,299            1,404
       Minority interest in net loss (income)                                                96              (172)              60
       Deferred income taxes                                                             (1,209)           (1,149)         (14,050)
       Increase in cash surrender value of life insurance, net of policy loans           (1,602)           (2,810)          (2,705)
       Compensation earned under restricted stock plan                                      637             1,279            1,226
    Changes in assets and liabilities:
       Receivables                                                                       17,028            38,246            6,434
       Inventories                                                                       42,260            35,645            6,755
       Other current assets                                                                 431               193           (3,425)
       Accounts payable                                                                    (345)          (12,670)          (3,273)
       Accrued liabilities                                                                9,052           (17,072)          (5,303)
       Other assets and liabilities                                                     (10,026)           (5,010)             503
-----------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                      41,659             7,240           51,555
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property                                                                (7,271)          (53,163)         (66,187)
    Proceeds from dispositions of property                                               29,046             2,666                7
    Liquidation of life insurance policies                                               11,957            11,652            2,094
    Proceeds from settlement of forward contracts                                             -                 -            2,856
    Proceeds from sale of investments                                                     2,680                 -            7,131
    Investment in equity investee                                                          (397)           (4,874)          (3,879)
-----------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) investing activities                            36,015           (43,719)         (57,978)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Short-term borrowings (repayment), net                                              (27,297)           22,134         (101,165)
    Payments of long-term debt                                                          (36,576)         (113,751)         (22,389)
    Proceeds from issuance of long-term debt, net of deferred financing costs paid       38,000           110,029          138,164
    Payment to senior secured lenders in reorganization                                 (32,273)                -                -
    Cash dividends                                                                            -                 -           (6,333)
-----------------------------------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by financing activities                           (58,146)           18,412            8,277
-----------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                (99)             (162)            (534)
-----------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     19,429           (18,229)           1,320
BEGINNING CASH AND CASH EQUIVALENTS                                                       5,645            23,874           22,554
-----------------------------------------------------------------------------------------------------------------------------------
ENDING CASH AND CASH EQUIVALENTS                                                       $ 25,074           $ 5,645         $ 23,874
-----------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                               $ 4,100          $ 26,550         $ 20,449
   Cash (received) paid for income taxes, net                                           (14,799)           (3,209)             696
-----------------------------------------------------------------------------------------------------------------------------------


The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:
Description of Business - Historically, Guilford Mills, Inc. ("Guilford" or "the Company") operated as a diversified textile manufacturer and participated in a broad range of markets and segments. During 2001 and 2002, the Company restructured and reorganized its operations, exiting many markets and concentrating its resources and energies in areas which it believes are stable and provide opportunities for profitable growth. As a result, Guilford is now primarily a supplier of automotive textile products. The Company currently participates in the following segments: Automotive, Industrial and Apparel.

Basis of Presentation - On March 5, 2002, the Company reached an agreement in principle with its senior lenders on a restructuring of the Company's approximately $274,000 senior indebtedness. To conclude the restructuring as quickly as possible, the Company and its domestic subsidiaries (collectively, the "Debtors") filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") on March 13, 2002 (the "Filing Date"). The Chapter 11 cases were jointly administered under case no. 02-40667 (BRL) and, pursuant to the Bankruptcy Court's approval of the Plan as defined below, were substantively consolidated for the purpose of consummating the Plan. During the period from the Filing Date until October 4, 2002 (the "Effective Date"), the Debtors operated their business as debtors-in-possession under Chapter 11 of the Bankruptcy Code. The Company's non-U.S. subsidiaries did not file voluntary petitions and were therefore not Debtors.

As a result of these Chapter 11 filings, actions to collect pre-petition indebtedness were stayed. In addition, under the Bankruptcy Code, the Debtors had the right to assume or reject executory contracts, including real estate leases, employment contracts, personal property leases, service contracts and other unexpired, executory pre-petition contracts, subject to Bankruptcy Court approval. Parties affected by these rejections were permitted to file claims with the Bankruptcy Court in accordance with the Bankruptcy Code. The Company has estimated that the aggregate amount of the liability that may result from the filing of claims for certain contracts that were rejected is approximately $934, which the Company has reflected in its financial statements.

The Company's amended joint plan of reorganization dated August 15, 2002 (the "Plan"), was confirmed by the Bankruptcy Court on September 20, 2002, and on October 4, 2002, the Debtors emerged from their bankruptcy proceedings.

On or about the Effective Date, the following transactions or events occurred:

1. The Company's senior secured debt of approximately $274,000 was discharged, and was replaced with new senior notes, due October 4, 2005, totaling $135,000.

2. All of the Company's old common stock was cancelled and replaced with 5,501,053 shares of new common stock. Of these new shares, approximately 90% (4,950,000) were issued to the Company's senior lenders as partial consideration for the debt reduction described above. The remaining shares were issued to the holders of the Company's old common stock in a ratio of one new share for every 34.776338 old shares, subject to rounding.

3. The Company transferred approximately $70,000 in cash and property to trusts and its senior lenders, as partial consideration for the debt reduction described above.

4. The Company's $30,000 Debtor-In-Possession Credit Agreement, dated as of March 13, 2002, with Wachovia Bank was cancelled and the Company entered into a $25,000 revolving credit facility.

5. The Company began paying in cash approximately $15,600 in pre-petition liabilities to its vendors, payment of which had been stayed during the bankruptcy proceedings.

6.    The new members of the board of directors began serving as directors.

Upon emergence from Chapter 11, the Company adopted the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh Start Reporting" or "SOP 90-7") as promulgated by the AICPA. Accordingly, all assets and liabilities have been restated to reflect their reorganization value, which approximates their fair value at the Effective Date. The Company has recorded the effects of the Plan and Fresh Start Reporting as of September 29, 2002. The consolidated balance sheet and related information at September 29, 2002 is referred to as Successor Company, and reflects the effects of the reorganization and the principles of Fresh Start Reporting. Financial statement amounts prior to September 29, 2002, including the results of operations and cash flows for each of the three years in the period ended September 29, 2002 reflect operations prior to the Company's emergence from Chapter 11 proceedings, and are referred to as Predecessor Company. The reorganization value of the Company's common equity of approximately $55,000 was determined based on an independent valuation by financial specialists after

(In thousands except share data)


consideration of several factors and by using various valuation methods including appraisals, cash flow multiples, price/earnings ratios and other relevant industry information. The reorganization value of the Company has been allocated to various asset categories pursuant to Fresh Start Reporting principles.

The consolidated statements of operations reflect certain restructuring fees and expenses including professional fees and expenses directly related to the reorganization. Interest expense on the Company's senior secured debt has been reported to the Filing Date. Such interest expense was not reported subsequent to the Filing Date because it was not required to be paid. The difference between reported interest expense and stated contractual interest expense of the Predecessor Company was approximately $12,600 during the period March 13, 2002 to September 29, 2002.

As a result of the consummation of the Plan, the Company recognized a gain on reorganization of $20,588. This gain reflects the forgiveness of debt and interest of $273,870, in consideration of new senior secured notes of $135,000, new common stock valued at $49,500, cash of $32,273 and other assets of $36,509 conveyed into two trusts as described below.

Pursuant to the Plan, on the Effective Date, the Company transferred to a newly created trust certain assets relating to the Company's discontinued operations located in Altamira, Mexico (the "Altamira Trust"). Such assets, which have an estimated fair market value of $22,000, include (among other items) the Company's 50% equity interest in a joint venture which owns certain infrastructure assets in an Altamira industrial park as well as stock of the Company's wholly owned Mexican subsidiaries which (until the fourth quarter of the Company's 2002 fiscal year) had operated in such park. The Altamira Trust issued notes to the secured lenders in the aggregate principal amount of $22,000 (the "Altamira Trust Notes") in connection with the implementation of the Plan and in partial satisfaction of such lenders' prepetition claim against the Company. The Altamira Trust Notes are secured by liens on all of the Altamira Trust assets, bear interest at the annual rate of 10%, are payable on October 4, 2005, and are payable only from the Altamira Trust assets. The trustee of the Altamira Trust is required to pay all liabilities and obligations of the Altamira Trust from the Altamira Trust assets. The Company is not a guarantor of, nor otherwise responsible for, the payment of the Altamira Trust Notes or other liabilities of the Altamira Trust. The Company is, however, the sole beneficiary of the Altamira Trust and, therefore, is entitled to receive the Altamira Trust assets remaining, if any, after the payment in full of the Altamira Trust Notes and of all other liabilities and obligations of the Altamira Trust. Under the provisions of SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Restatement of FASB Statement No. 125" (SFAS No. 140), the Company has recognized the assets and liabilities of the Altamira Trust in its consolidated financial statements.

On the Effective Date, the Company also transferred pursuant to the Plan certain assets relating to certain domestic operations to a separate, newly created trust, the sole beneficiaries of which are the secured lenders (the "Discontinued Operations Trust"). Such assets include real and personal property which have an estimated fair value of $16,300. The Discontinued Operations Trust issued notes to the secured lenders in the aggregate principal amount of approximately $16,300 (the "Discontinued Operations Trust Notes") in connection with the implementation of the Plan and in partial satisfaction of such lenders' prepetition claim against the Company. (The Company also distributed to the secured lenders on the Effective Date cash in the aggregate amount of $32,207, an amount representing proceeds from the sale of certain other discontinued assets consummated prior to the Effective Date.) The Discontinued Operations Trust Notes are secured by liens on all of the Discontinued Operations Trust assets, bear interest at the annual rate of 10%, are payable on October 4, 2005, and are payable only from the Discontinued Operations Trust assets. The trustee of the Discontinued Operations Trust is required to pay all liabilities and obligations of the Discontinued Operations Trust from Discontinued Operations Trust assets. The Company is not a guarantor of, nor otherwise responsible for, the payment of the Discontinued Operations Trust Notes or other liabilities of the Discontinued Operations Trust. The Company retains no beneficial interest in the Discontinued Operations Trust or in any assets held by the trust.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation - The Consolidated Financial Statements include the accounts of Guilford Mills, Inc. and its majority-owned and controlled subsidiaries and, as described in Note 1, the assets and liabilities of the Altamira Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End - The Company's fiscal year ends on the Sunday nearest to September 30. Fiscal year 2002 ended September 29, 2002, fiscal year 2001 ended September 30, 2001 and fiscal year 2000 ended October 1, 2000. Each year includes the results of operations for 52 weeks.

(In thousands except share data)


Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. Actual results may differ from those estimates.

Reclassifications - For comparative purposes, certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation. These reclassified amounts relate to loss from debt restructuring in fiscal 2001 (see Note 12) and certain segment reporting information due to changes in the composition of reportable segments (see Note 22). Additionally, the consolidated balance sheet as of September 30, 2001 reflects the reclassification of $5,051 of prepaid income taxes to deferred income tax liabilities to more appropriately classify valuation allowances for deferred taxes.

Cash Equivalents - All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Accounts Receivable and Concentration of Credit Risk - The Company maintains credit insurance and uses factors as a means to reduce credit risk. As of September 29, 2002, credit insurance covering $18,100 of certain outstanding accounts receivable was maintained. The Company factors a portion of its trade accounts receivable to a factor, which provides credit approval on a non-recourse basis. As of September 29, 2002 and September 30, 2001, approximately 20% and 38%, respectively, of the Company's trade accounts receivable were factored. The factoring agreement allows the Company to borrow against the factored receivables using negotiated interest rates. The Predecessor Company borrowed against the factored receivables during fiscal 2002, and the Successor Company had borrowing availability of $12,289 as of September 29, 2002, but had no borrowings outstanding as of that date. The Successor Company's new credit agreement restricts levels of factored receivables to $10,000 at all times after the Effective Date. The Predecessor Company borrowed against the factored receivables during fiscal 2001, and the balance of those borrowings was $28,817, with no borrowing availability remaining, at September 30, 2001. These borrowings are reflected in short-term borrowings on the balance sheet. The Company performs on-going credit evaluations of its non-factored customers' financial condition and generally does not require collateral from those customers. The Company's fabrics have historically been used primarily in the apparel, automotive, and home fashions markets with a multitude of customers in numerous geographical locations throughout the world. There is no disproportionate concentration of credit risk.

The Company has a large number of customers. During fiscal 2002, two of the Company's customers accounted for 14.1% and 10.3% of the Company's net sales. No customer accounted for 10% or more of total net sales during fiscal 2001 or 2000. The Company's net sales reflect substantial indirect sales to certain large automotive original equipment manufacturers.

Receivables allowances were $7,842 and $10,967 at September 29, 2002 and September 30, 2001, respectively. The Company maintains fully reserved receivables for accounts which are either in bankruptcy or have been turned over to a collection agency and also reserves for sales returns and allowances and customer chargebacks. Net receivables at September 29, 2002 approximated fair value for purposes of Fresh Start Reporting (See Note 3).

Minority Interest - Minority interest represents the minority stockholders' proportionate share of the equity of Grupo Ambar, S.A. de C.V, the Company's Mexico City operation. At September 29, 2002, the Company owned 95% of the capital stock of Grupo Ambar, S.A. de C.V. Minority interest is included in other long-term liabilities in the accompanying consolidated balance sheets.

Inventories - Inventories of the Company are carried at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 37% of inventories in fiscal 2001. Cost for all other inventories has been determined primarily by the first-in, first-out (FIFO) method in fiscal 2001. Inventory at September 29, 2002 was revalued pursuant to Fresh Start Reporting (See Note 3).

Property, Plant and Equipment - Property is carried at cost, and depreciation is provided for financial reporting purposes primarily on the straight-line method. Accelerated methods are used for income tax reporting purposes. Depreciation rates are reviewed annually and revised, if necessary, to reflect estimated remaining useful lives, which range from three to thirty-five years. Labor and interest costs for the purchase and construction of qualifying fixed assets are capitalized and are amortized over the related assets' estimated useful lives. Certain property whose value has been determined to be impaired has been written down to fair market value (See Note 5). Property, plant and equipment at September 29, 2002 was revalued pursuant to Fresh Start Reporting (See Note 3).

(In thousands except share data)


Investment in Affiliated Companies - The equity method of accounting is used for investments in which the Company has significant influence. Generally this represents common stock ownership or partnership equity of at least 20% and not more than 50%. For equity method investments that have been reduced to $0 through equity method losses, additional equity losses incurred have been used to reduce loans to and investment in other securities or assets of the investees. The cost method of accounting is used for investments in which the Company does not have significant influence. Generally this represents common stock ownership or partnership equity of less than 20%. These investments were revalued at September 29, 2002 pursuant to Fresh Start Reporting (See Note 3).

Goodwill and Intangible Assets - Prior to the Company's emergence from bankruptcy and application of Fresh Start Reporting, goodwill had been amortized using the straight-line method over periods ranging from twenty to forty years. Goodwill amortization was $584, $1,916 and $1,920 in fiscal 2002, 2001 and 2000, respectively. Under the terms of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company recognized goodwill impairments totaling $9,012 and $28,989 in fiscal 2002 and 2001 respectively, as a result of closures or exits from certain of the Company's acquired businesses. Upon emergence from bankruptcy, the Company wrote off all remaining goodwill pursuant to Fresh Start Reporting (See Note 3).

Restricted Cash - As a part of the Plan, the Company established a segregated account with $3,000 in cash to be utilized only to make payments to certain participants in certain non-qualified benefit plans. Restricted cash is included in Other Assets.

Long-lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or net realizable value. See Note 5 for discussion of asset impairment charges recorded in fiscal 2002 and fiscal 2001.

Income Taxes - Deferred or prepaid income taxes are provided for differences in timing of expense and income recognition between income tax and financial reporting in accordance with SFAS No. 109, "Accounting for Income Taxes". United States income taxes are not provided on the earnings of non-U.S. operations as those are intended to be permanently reinvested. In the event earnings are repatriated, credits received in the United States for non-U.S. income taxes previously paid will be available to substantially reduce the United States tax liability. Undistributed earnings of non-U.S. operations were $0 at September 29, 2002 and $2,684 at September 30, 2001.

Foreign Currency Translation/Remeasurement - The financial statements of certain majority-owned non-U.S. subsidiaries are translated into U.S. dollars at the year-end rate of exchange for asset and liability accounts and the average rate of exchange for income statement accounts. The effects of translating the Company's non-U.S. subsidiaries' financial statements are recorded as a component of other comprehensive income (loss) in shareholders' equity.

Revenue Recognition - The Company recognizes a sale when goods are shipped. The Company estimates and records provisions for sales returns and allowances in the period that the sale is reported based on its historical experience or contractual agreements.

Shipping and Handling Costs - The Company includes any costs associated with shipping and handling products within cost of goods sold.

Research and Development - The Company expenses research and development costs as incurred. Such costs were $7,798, $11,499 and $18,269 in fiscal 2002, 2001 and 2000, respectively.

Per Share Information - Basic loss per share information has been determined by dividing the respective net loss amounts by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share information also considers an additional dilutive effect of stock options and shares issued under the restricted stock plan, when applicable. All of the common stock of the Predecessor Company was cancelled upon emergence from bankruptcy. Accordingly, per share amounts will not be comparable with future results.

Financial Instruments and Derivatives - The Company periodically uses derivative financial instruments for purposes other than trading and does so to reduce its exposure to fluctuations in interest rates and foreign currency exchange rates.

(In thousands except share data)


Gains and losses on hedges of existing assets and liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are deferred and are recognized in income or as adjustments to carrying amounts when the hedged transaction occurs. The Company does not currently hold or issue any financial instruments for trading or other speculative purposes. During fiscal 2000, the Company adopted a policy to manage the exposure related to sales denominated in foreign currencies through the use of forward foreign currency exchange contracts. In fiscal 2000, the Company purchased forward contracts with durations of less than 12 months that matched the anticipated receivable collections. For fiscal 2002 and fiscal 2001, the Company determined that its anticipated sales in the Euro were naturally hedged by anticipated Euro payables and therefore, no forward foreign currency exchange contracts were purchased.

Stock-Based Compensation - In accordance with SFAS No. 123, "Stock-Based Compensation," the Predecessor Company has continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". Pro forma disclosures of net income
(loss) and earnings per share are presented as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense for the periods required by the Statement.

Recent Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which was effective for business combinations initiated after June 30, 2001. The Company did not acquire any entity subsequent to June 2001, however, the principles of SFAS No. 141 were applied in accordance with Fresh Start Reporting (See Note 3).

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 provides for cessation of amortization of goodwill and other intangibles considered to have indefinite lives and includes requirements for periodic tests of goodwill and indefinitely lived intangible assets for impairment. The Company adopted SFAS 142 as part of its Fresh Start Reporting (See Note 3). The impact of adopting this pronouncement was not material to the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that one accounting model be used for impairments of long-lived assets to be either used in a business or disposed of by sale, and broadens the presentation of discontinued operations to encompass more discrete components of a business enterprise than were included under previous standards. The Company adopted SFAS No.144 as part of its Fresh Start Reporting (See Note 3). The impact of adopting this pronouncement was not material to the Company's financial statements.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections. One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, the Company will follow APB 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this statement related to the rescission of FASB Statement 4 shall be applied in fiscal years beginning after May 15, 2002 with early application encouraged. The Company adopted SFAS No. 145 as part of its Fresh Start Reporting (See Note 3). As a result, the Company has classified gains and losses from debt restructuring as a component of other expense in the accompanying consolidated statements of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The impact of adopting this pronouncement was not material to the Company's financial statements.


3.   BANKRUPTCY REORGANIZATION AND FRESH START REPORTING:
As discussed above, the Company's Plan was confirmed on September 20, 2002 and the Company emerged from Chapter 11 on October 4, 2002. Pursuant to SOP 90-7, the Company adopted Fresh Start Reporting in the accompanying consolidated balance sheet as of September 29, 2002 to give effect to the reorganization as of such date. Under Fresh Start Reporting, a new reporting entity is considered to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the date Fresh Start Reporting is applied similar to the procedures specified in

(In thousands except share data)


accordance with SFAS No. 141. Each liability existing on the emergence date, other than deferred taxes, is stated at the present value of the amounts to be paid. The Company's reorganization value of its new equity of $55,000 was less than the fair value of net assets. In accordance with the terms of SOP 90-7, the excess of the revalued net assets over the reorganization value of $16,461 was allocated to reduce proportionately the value assigned to applicable noncurrent assets. The calculated reorganization value was based on a variety of estimates and assumptions about future circumstances and events. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond the control of management. Net deferred tax assets are not recorded in the accompanying financial statements due to the uncertainty regarding future operating results. Finally, all accounting principle changes required to be adopted in the financial statements within the twelve months following the adoption of Fresh Start Reporting were adopted at the time Fresh Start Reporting was adopted. Adjustments to the Predecessor Company's consolidated balance sheet as of September 29, 2002 to reflect the forgiveness of debt, change in equity structure and Fresh Start Reporting adjustments are presented in the following table:


-------------------------------------- ----------------- ------------------- ------ ----------------- ----- -----------------
                                            Predecessor      Reorganization              Fresh Start               Successor
                                                Company         Adjustments    A         Adjustments                 Company
-------------------------------------- ----------------- ------------------- ------ ----------------- ----- -----------------
ASSETS
Cash and cash equivalents                      $ 11,826            $     --                 $ 13,248     F          $ 25,074
Restricted cash                                  48,821            (35,573)   viii          (13,248)     F                --
Accounts receivable, net                         94,180             (2,816)     iv               250     C            91,614
Inventories                                      48,156                  --                   14,185     E            62,341
Assets held for sale                             33,693            (33,693)      v                --                      --
Other current assets                             13,169                  --                       --                  13,169
-------------------------------------- ----------------- ------------------- ------ ----------------- ----- -----------------
     Total current assets                       249,845            (72,082)                   14,435                 192,198
Property, net                                   133,351                  --                 (18,370)     B           114,981
Goodwill                                          7,943                  --                  (7,943)     C                --
Altamira trust assets                                --              22,000     ix                --                  22,000
Other assets                                      7,290               3,300    vii             (272)     C            10,318
-------------------------------------- ----------------- ------------------- ------ ----------------- ----- -----------------
Total assets                                  $ 398,429          $ (46,782)               $ (12,150)               $ 339,497
-------------------------------------- ----------------- ------------------- ------ ----------------- ----- -----------------

LIABILITIES
Short-term borrowings                         $ 246,041         $ (239,842)                  $    --                $  6,199
Current maturities of long-term debt             23,579            (23,162)                       --                     417
Accounts payable                                 41,952                  --                       --                  41,952
Other current liabilities                        41,441            (10,866)                      250     C            30,825
-------------------------------------- ----------------- ------------------- ------ ----------------- ----- -----------------
     Total current liabilities                  353,013           (273,870)      i               250                  79,393
-------------------------------------- ----------------- ------------------- ------ ----------------- ----- -----------------
Long-term debt                                    1,939             135,000     ii                --                 136,939
Altamira trust notes                                 --              22,000     ix                --                  22,000
Deferred income taxes                             1,247                  --                       --                   1,247
Other liabilities                                40,925                  --                    3,993     C            44,918
-------------------------------------- ----------------- ------------------- ------ ----------------- ----- -----------------
     Total long-term liabilities                 44,111             157,000                    3,993                 205,104
-------------------------------------- ----------------- ------------------- ------ ----------------- ----- -----------------

STOCKHOLDERS' INVESTMENT
Common stock, old                                   655                  --                    (655)     D                --
Common stock, new                                    --                  55   iii                 --                      55
Capital in excess of par                        119,984              49,445   iii          (114,484)     D            54,945
Retained earnings                                48,238              20,588   vi            (68,826)     D                --
Accumulated other                                                                                        D
    comprehensive loss                         (37,754)                  --                   37,754                      --
Unamortized stock compensation                    (168)                  --                      168     D                --
Treasury stock, at cost                       (129,650)                  --                  129,650     D                --
-------------------------------------- ----------------- ------------------- ------ ----------------- ----- -----------------
     Total stockholders' investment               1,305              70,088                 (16,393)                  55,000
-------------------------------------- ----------------- ------------------- ------ ----------------- ----- -----------------
Total liabilities and
    stockholders' investment                  $ 398,429         $  (46,782)                $(12,150)               $ 339,497
-------------------------------------- ----------------- ------------------- ------ ----------------- ----- -----------------

(In thousands except share data)


A. As a result of the consummation of the Plan, the Company recognized a gain on the reorganization as follows:

------------------------------------------------------------------------ ---------------- ------
                                                                             Amount
------------------------------------------------------------------------ ---------------- ------
Senior lenders' debt discharged in bankruptcy:
   Senior secured notes                                                         $144,842
   Revolving line of credit                                                      118,162
   Accrued interest                                                               10,866
------------------------------------------------------------------------ ---------------- ------
Total                                                                            273,870      i
Less distributions to senior lenders:
   New senior secured notes                                                      135,000     ii
   Successor company common stock                                                 49,500    iii
   Cash                                                                           32,273
   Accounts receivable                                                             2,816     iv
   Assets held for sale                                                           33,693      v
------------------------------------------------------------------------ ---------------- ------
Gain on debt restructuring                                                      $ 20,588     vi
------------------------------------------------------------------------ ---------------- ------

------------------------------------------------------------------------ --------------- -------
Cash associated with the reorganization is as follows:
   Cash distributed to senior lenders                                          $ 32,273
   Debt fees                                                                        300     vii
   Restricted cash in segregated account                                          3,000     vii
------------------------------------------------------------------------ --------------- -------
                                                                               $ 35,573    viii
------------------------------------------------------------------------ --------------- -------

Assets transferred to Altamira Trust and Altamira Trust Notes                  $ 22,000      ix
------------------------------------------------------------------------ --------------- -------



B. Reflects the revaluation of property to estimated fair value as of September 29, 2002

C. Reflects fair value adjustment as of September 29, 2002 in accordance with Fresh Start Reporting

D. Reflects the cancellation of the Old Common Stock and the elimination of retained earnings

E. Finished goods and work in process inventories have been valued based on their estimated net selling price less cost to complete, costs of disposal and reasonable profit margin

F.   Reclass restricted cash to cash


Reorganization Items - The Company incurred the following expense items during the year ended September 29, 2002, directly associated with the Chapter 11 reorganization proceedings:


       ------------------------------------------------------ --------------
                                                                 Amount
       ------------------------------------------------------ --------------
       Professional Fees                                            $ 9,542
       Unamortized deferred loan costs expensed                       2,417
       Bonuses for retention of key employees                         1,415
       Lease termination costs                                          934
       Other                                                             42
       ------------------------------------------------------ --------------
       Total                                                        $14,350
       ------------------------------------------------------ --------------


4.   ACQUISITIONS:
In 1996, the Company acquired Hofmann Laces ("Hofmann"). As part of the original 1996 purchase agreement between the Company and the former owner of Hofmann, the Company agreed to pay additional consideration based upon the Company's price-earnings' multiple and Hofmann's performance through the end of calendar year 2000. The purchase agreement was amended in fiscal year 1998 to fix the amount of the additional payment. A $17,000 payment of the acquisition price was made during fiscal 1998 and a final cash payment of $17,283 was made during fiscal 1999 in lieu of the contingent payment formula originally agreed to. During fiscal 2001, the former owner of Hofmann returned 573,150 shares of Old Common Stock, valued at $1,232, to the Company. Of the 573,150 shares of Company stock that were returned, 300,000 were originally acquired as part of the 1996 purchase agreement, while the remaining 273,150 had been acquired in open market transactions. The return of shares was recorded as other income in the accompanying fiscal 2001 consolidated statement of operations.

(In thousands except share data)


5.   RESTRUCTURING AND IMPAIRED ASSET CHARGES:
During fiscal 2000, the Company determined that it was necessary to strategically realign its apparel operations. The Company announced several restructuring actions during fiscal 2000, 2001 and 2002.

Fiscal 2000

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

The following summarizes the fiscal 2000 restructuring:

                                                                                      PREDECESSOR COMPANY
                                                           ------------------------------------------------------------------------
                                                                               Write-down of
                                                                Fourth          property and
                                                                quarter       equipment to net      Reserves      October 1, 2000
                                                             2000 charges     realizable value      utilized      reserve balance
                                                           ---------------- -------------------- ---------------- -----------------
  Non-cash write-downs of property and equipment to net
  realizable value                                                $ 17,270             $ 17,270            $  ---            $  ---
  Severance and related employee benefit costs                       9,105                  ---              435              8,670
  Equipment relocation and other costs                               2,268                  ---            1,670                598
  -------------------------------------------------------- ---------------- -------------------- ---------------- -----------------
  Total                                                           $ 28,643             $ 17,270           $2,105             $9,268
  -------------------------------------------------------- ---------------- -------------------- ---------------- -----------------


Fiscal 2001

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

On August 15, 2001, the Company announced that it would cease production of apparel and home fashions fabrics in its Pine Grove, Pennsylvania operation. The facility was downsized and was retained as an industrial fabrics operation. The Company's facility in Mexico City, which produced many of the same apparel and home fashions fabrics as Pine Grove did at the time, had capacity to service existing customers that cut and sew in Mexico. These actions resulted in a headcount reduction of approximately 275 associates from both manufacturing and selling and administrative areas. Restructuring costs of $927, which relate to the write-down of knitting equipment to the lower of carrying value or fair value, were recorded in the fourth quarter of fiscal 2001. The Company currently uses excess capacity in the Pine Grove plant for automotive and apparel production.

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

During the fourth quarter of fiscal 2001, the Company determined that its investment in certain equity method investees was impaired, as deteriorating business conditions impacted these investees' operations and the overall sustainability of these parties was uncertain. One of these businesses was based in the U.S. (which investment was sold in fiscal 2002) and one was based in Europe. As a result, the Company recorded related investment and receivable impairment charges of $11,451 during the fourth quarter as other expense in the accompanying consolidated statement of operations for fiscal 2001.

(In thousands except share data)


The following summarizes the fiscal 2001 restructuring and asset and investment impairment actions:

                                                                                    PREDECESSOR COMPANY
                                                       ----------------------------------------------------------------------------
                                                         October 1,                   Write-down of                 September 30,
                                                        2000 reserve      Fiscal      assets to net    Reserves         2001
                                                          balance      2001 charges  realizable value  utilized    reserve balance
                                                       --------------- ------------- ---------------- ------------ ----------------
Non-cash write-downs of property and equipment to net
realizable value                                               $  ---        $27,883         $27,883       $   ---           $  ---
Severance and related employee benefit costs                    8,670          3,391             ---        10,353            1,708
Goodwill impairment                                               ---         28,989          28,989           ---              ---
Equipment relocation and other costs                              598         11,112             ---        11,464              246
------------------------------------------------------ --------------- ------------- ---------------- ------------ ----------------
Total restructuring and asset impairment                        9,268         71,375          56,872        21,817            1,954
Impaired investments                                              ---         11,451             ---        11,451              ---
------------------------------------------------------ --------------- ------------- ---------------- ------------ ----------------
Total                                                         $ 9,268        $82,826         $56,872       $33,268          $ 1,954
------------------------------------------------------ --------------- ------------- ---------------- ------------ ----------------


As a result of the fiscal 2001 restructuring actions, the Company also incurred run-out inefficiencies of $3,391 and impairments of obsolete inventory of $8,960. These amounts are included in cost of goods sold.

Fiscal 2002

During fiscal 2002, the Company undertook additional restructuring actions and substantially completed its previous restructuring actions. The Company recorded additional restructuring charges and impaired asset charges of $71,050 and impaired investment charges of $8,063 during fiscal 2002. On April 22, 2002, the Company announced that it would close its apparel plant in Altamira, Mexico, and its associated knitting plant in Lumberton, North Carolina. The Company operated the facilities until the fourth fiscal quarter of 2002, and worked with its customers to identify alternative supply sources. Approximately 180 associates in Mexico and 100 in North Carolina were affected by the plant closures. As a result of these closures, the Company recorded fixed asset impairments and other expense of $35,549 and investment impairments of $9,327. Fixed assets, consisting primarily of buildings and machinery and equipment used in knitting, dyeing and finishing, were written down to the lower of carrying value or fair market value, as determined by outside appraisers.

During the second quarter of fiscal 2002, the Company decided to exit the production of Automotive fabrics in its plant in Pouso Alegre, Brazil. As a result of this action the Company recorded fixed asset impairments, severance costs, currency translation losses and other expenses totaling $3,900.

On May 10, 2002, the Company sold the business and certain assets of Twin Rivers Textile Printing and Finishing (located in Schenectady, New York) to H. Greenblatt and Co., Inc., which assumed operations at that printing facility. As a result of the sale, the Company recorded fixed asset and goodwill impairments of $3,732.

On February 18, 2002, the Company announced an agreement in principle to sell certain assets of its Direct-to-Retail Home Fashions segment to Homestead Fabrics, Ltd ("Homestead"). Until August 11, 2002, the Company continued to accept and ship customer orders in the normal course on behalf of Homestead. As a result of the sale, the Company recorded goodwill and fixed asset impairments and severance costs totaling $18,748. Fixed assets, consisting primarily of buildings and machinery and equipment used to cut and sew fabric, were written down to the lower of carrying value or fair market value, as determined by outside appraisers.

During the third quarter of fiscal 2002, the Company determined that further impairment to the value of its closed facility in Cobleskill, New York had occurred. As a result, the Company recorded a restructuring charge of $2,106 for fixed asset impairments at this facility.

During the fourth quarter of fiscal 2002, the Automotive UK business sold its operations and its facility located in Portugal. Fixed asset impairments and other expenses totaling $3,596 were recorded as a result of this action.

In addition, the Company recorded further fixed asset impairment, severance and impaired investment charges and other restructuring costs for plants which had been closed in prior quarters, totaling $2,155.

(In thousands except share data)


In all of the impaired fixed asset charges discussed above, determination of fair market value was based upon: (1) external appraisals, (2) in-house engineering estimates utilizing prices for currently available new and used equipment, (3) real property tax values,(4) contract selling price, and/or (5) zero where intent was to scrap.

The following summarizes the fiscal 2002 restructuring and asset and investment impairment actions:

                                                                                                                     SUCCESSOR
                                                                     PREDECESSOR COMPANY                              COMPANY
                                              ------------------------------------------------------------------ ------------------
                                               September 30,                     Write-down of                     September 29,
                                                   2001            Fiscal        assets to net       Reserves          2002
                                              reserve balance   2002 charges    realizable value     utilized     reserve balance
                                              ---------------- --------------- ------------------- ------------- ------------------
Non-cash write-downs of property and
equipment to net realizable value                     $   ---        $ 53,906          $ 53,906         $   ---             $   ---
Severance and related employee benefit costs            1,708           4,123               ---           4,488               1,343
Goodwill impairment                                       ---           9,012             9,012             ---                 ---
Equipment relocation and other costs                      246           4,009               ---           4,255                 ---
--------------------------------------------- ---------------- --------------- ------------------- ------------- ------------------
Total restructuring and asset impairment                1,954          71,050            62,918           8,743               1,343
Impaired investments                                      ---           8,063               ---           8,063                 ---
--------------------------------------------- ---------------- --------------- ------------------- ------------- ------------------
Total                                                 $ 1,954        $ 79,113          $ 62,918         $16,806             $ 1,343
--------------------------------------------- ---------------- --------------- ------------------- ------------- ------------------


6.  RECEIVABLES:
Receivables at September 29, 2002 and September 30, 2001 consisted of the following:

                                        SUCCESSOR COMPANY              Predecessor Company
--------------------------------- ------------------------------- -------------------------------
                                               2002                            2001
--------------------------------- ------------------------------- -------------------------------
Trade accounts receivable                      $  80,744                     $  112,837
Insurance receivables                             17,887                             --
Other                                                825                          1,614
--------------------------------- ------------------------------- -------------------------------
                                                  99,456                        114,451
Less - Allowances                                  7,842                         10,967
--------------------------------- ------------------------------- -------------------------------
     Receivables, net                          $  91,614                     $  103,484
--------------------------------- ------------------------------- -------------------------------


Insurance receivables at September 29, 2002 consist of death benefits from life insurance policies and cash surrender value proceeds. Receivables, net at September 29, 2002 approximated fair value for purposes of Fresh Start Reporting.

7.   INVENTORIES:
Inventories at September 29, 2002 and September 30, 2001 consisted of the following :

                                                    SUCCESSOR COMPANY              Predecessor Company
--------------------------------------------- ------------------------------- -------------------------------
                                                           2002                            2001
--------------------------------------------- ------------------------------- -------------------------------
Finished goods                                             $  24,080                      $  29,440
Raw materials and work in process                             32,933                         64,131
Manufacturing supplies                                         5,328                          9,572
--------------------------------------------- ------------------------------- -------------------------------
Total inventories valued at fair value in
  fiscal 2002 and the lower of FIFO cost
  or market value in fiscal 2001                              62,341                        103,143
Adjustments to reduce FIFO cost to
   LIFO cost, net                                                 --                        (12,206)
--------------------------------------------- ------------------------------- -------------------------------
     Total inventories                                     $  62,341                      $  90,937
--------------------------------------------- ------------------------------- -------------------------------


During fiscal 2002, 2001 and 2000, the Company liquidated certain LIFO inventories that were carried at costs lower than the applicable then current costs. The effect of these inventory decreases was to lower cost of goods sold from current costs by approximately $1,526, $2,664 and $322 in fiscal 2002, 2001 and 2000, respectively.

In connection with the application of Fresh Start Reporting, the Company revalued its inventories as of September 29, 2002 to their fair values (estimated selling prices less costs to complete, cost of disposal and a reasonable profit margin), resulting in an increase in carrying value of $14,185.

(In thousands except share data)


8.   PROPERTY:
As of September 29, 2002 and September 30, 2001, property and equipment, stated at cost for the Predecessor Company and at fair value for the Successor Company, consisted of the following:

                                            SUCCESSOR COMPANY         Predecessor Company
--------------------------------------- -------------------------- --------------------------
                                                  2002                       2001
--------------------------------------- -------------------------- --------------------------
Land                                           $    10,248                $    13,658
Buildings                                           37,379                    150,855
Machinery and equipment                             63,520                    633,241
Construction in progress                             3,834                     30,261
--------------------------------------- -------------------------- --------------------------
                                                $  114,981                    828,015
Less - Accumulated depreciation                         --                    560,182
--------------------------------------- -------------------------- --------------------------
       Property, net                            $  114,981                 $  267,833
--------------------------------------- -------------------------- --------------------------


As of the Effective Date, the Successor Company adjusted its property, plant and equipment to estimated fair value in conjunction with the implementation of Fresh Start Reporting. Depreciation expense was $35,732, $52,620 and $61,636 in fiscal 2002, 2001 and 2000, respectively.

9.   OTHER ASSETS:
Other assets at September 29, 2002 and September 30, 2001 consisted of the following:

                                                               SUCCESSOR COMPANY            Predecessor Company
-------------------------------------------------------- ------------------------------ ----------------------------
                                                                     2002                          2001
-------------------------------------------------------- ------------------------------ ----------------------------
Goodwill (See Note 5)                                          $           --                     $   17,539
Cash surrender value of life insurance                                  3,400                         28,248
Restricted cash                                                         3,000                             --
Other                                                                   3,918                         13,491
-------------------------------------------------------- ------------------------------ ----------------------------
    Total other assets                                              $  10,318                     $   59,278
-------------------------------------------------------- ------------------------------ ----------------------------


During fiscal 2002 and 2001, the Company surrendered certain life insurance policies. Proceeds from the policies surrendered totaled $29,844 and $11,652 during fiscal 2002 and 2001, respectively.

10.   OTHER CURRENT LIABILITIES:
Other current liabilities at September 29, 2002 and September 30, 2001 consisted of the following:

                                                                  SUCCESSOR COMPANY            Predecessor Company
------------------------------------------------------------ ----------------------------- -----------------------------
                                                                         2002                          2001
------------------------------------------------------------ ----------------------------- -----------------------------
Accrued restructuring costs                                            $     1,343                    $   1,954
Accrued reorganization costs                                                 3,782                           --
Accrued interest                                                                --                        2,178
Accrued property taxes                                                       1,288                        2,207
Accrued legal and professional fees                                          2,286                           --
Other                                                                        6,215                        9,953
------------------------------------------------------------ ----------------------------- -----------------------------
   Total other current liabilities                                      $   14,914                    $  16,292
------------------------------------------------------------ ----------------------------- -----------------------------


11.   SHORT-TERM BORROWINGS:
The Company has used short-term bank borrowings with terms of six months or less to meet seasonal working capital needs. The maximum short-term borrowings during fiscal 2002, 2001 and 2000 were $153,649, $163,285 and $137,057 respectively;
the average borrowings were $136,444, $138,476 and $120,478 respectively; and the weighted average interest rates were 8%, 9% and 8% (8%, 9% and 7% for U.S. borrowings), respectively.

(In thousands except share data)

12.        LONG-TERM DEBT:
Long-term debt at September 29, 2002 and September 30, 2001 consisted of the following:

--------------------------------------------------------------------------- --------------------------- ---------------------------
                                                                                 SUCCESSOR COMPANY          Predecessor Company
--------------------------------------------------------------------------- --------------------------- ---------------------------
                                                                                       2002                        2001
--------------------------------------------------------------------------- --------------------------- ---------------------------
Senior, secured notes, due in October 2005, interest at 9.89%                        $ 135,000             $            --
Senior, secured notes, due in 2008, interest at 11.0%                                       --                     144,842
Revolving line of credit, due in 2003                                                       --                     116,501
Revolving line of credit, due in October 2005                                               --                          --
Foreign subsidiary term loan with a Portuguese bank
   With various due dates and a variable interest rate
  (Repaid October 2002)                                                                  2,084                       1,542
Other                                                                                      272                          --
--------------------------------------------------------------------------- --------------------------- ---------------------------
                                                                                       137,356                     262,885
Less -  Current maturities                                                                 417                      21,501
Less -  Debt classified as current                                                          --                     239,842
--------------------------------------------------------------------------- --------------------------- ---------------------------
   Total long-term debt                                                            $   136,939                  $    1,542
--------------------------------------------------------------------------- --------------------------- ---------------------------


SUCCESSOR COMPANY

In connection with the bankruptcy reorganization, on October 4, 2002, the Company entered into a new Credit, Security, Guaranty and Pledge Agreement, which expires October 4, 2005, with a group of lenders. The new facility provides for a revolving credit loan facility and letters of credit (the "Revolving Credit Facility") in a maximum principal amount equal to the lesser of (a) $25,000 or (b) a specified borrowing base, which is based upon eligible receivables and eligible inventory. The Revolving Credit Facility restricts investments, capital expenditures, acquisitions, dividends and the incurrence of additional debt. The Revolving Credit Facility contains customary financial covenants relating to minimum levels of EBITDA, minimum net worth, minimum fixed charge coverage ratios and a maximum leverage ratio, all as defined. The Revolving Credit Facility is secured by a first lien on substantially all of the assets of the Company and its domestic subsidiaries, as well as on the stock of all of the Company's subsidiaries (with the latter, in the case of the Company's non-U.S. subsidiaries, being limited to 65% of the capital stock) (collectively, the "Collateral"). Upon the Company's receipt of proceeds from certain transactions, such as certain asset sales, the Company is required to prepay with such proceeds any loans then outstanding under the Revolving Credit Facility. The Company is currently in compliance with all of the financial restrictions and financial covenants of its new Revolving Credit Facility. All loans outstanding under the Revolving Credit Facility bear interest at the Base Rate plus an applicable interest margin or the LIBOR rate plus an applicable interest margin based upon the Company's debt to EBITDA ratio, and the Company pays a commitment fee of 0.50% on unused amounts thereunder. As of October 4, 2002, the Company had no outstanding loans and had approximately $18,800 available for borrowing under the Revolving Credit Facility.

Pursuant to the Plan, the Company issued to the secured lenders on the Effective Date term notes in the aggregate principal amount of $135,000 (the "Notes") in partial satisfaction of the lenders' prepetition claim against the Company. The Notes bear interest at the annual rate of 9.89% and mature on October 4, 2005. The Notes are secured by a second lien on the Collateral. The Company has the option of prepaying the Notes in whole or in part prior to their maturity date, subject to the additional payment to the Note holders of a yield-maintenance amount and subject otherwise to the terms and provisions of the Note agreement. Upon the Company's receipt of proceeds from certain transactions, such as certain asset sales, the Company is required to prepay the Notes with such proceeds (to the extent not used to make prepayments under the Revolving Credit Facility) and to make a yield-maintenance payment to the Note holders. Upon the occurrence of a change in control and certain other conditions, all as defined in the Note agreement, the Company is required to make an offer to the Note holders to prepay the Notes, with any such prepayment to include payment of a yield-maintenance amount. Like the Revolving Credit Facility, the Note agreement contains customary financial covenants relating to minimum EBITDA, minimum net worth, minimum fixed charge coverage ratios and maximum leverage ratios. The Note agreement also restricts investments, capital expenditures, acquisitions, dividends and the incurrence of additional debt. The Company is currently in compliance with all of the financial covenants set forth in the Note agreement.

(In thousands except share data)


Annual scheduled maturities of long-term debt for the next five fiscal years are as follows:

            ---------------------------- ------------------
                    Fiscal year               Amount
            ---------------------------- ------------------
            ---------------------------- ------------------
                       2003                         $  417
                       2004                            688
                       2005                            417
                       2006                        135,417
                       2007                            417
            ---------------------------- ------------------
                       Total                     $ 137,356
            ---------------------------- ------------------

PREDECESSOR COMPANY

On May 26, 2000, the Company entered into a new $130,000 revolving credit facility, replacing a $150,000 revolving credit facility. The new revolving credit facility was secured by substantially all of the Company's assets and was scheduled to mature on May 26, 2003. The interest rate on the revolving credit facility was variable, based on prime plus 1.25%, or based on LIBOR plus 1.25% to 4.25%, depending on the Company's leverage ratio, plus as of May 16, 2001, an additional 1.75% payment in kind if the Company failed to meet certain financial ratios. At the same time the Company entered into the new revolving credit facility, its Senior Notes due 2008 became ratably secured with the bank facility. Proceeds from this revolving credit facility were used to repay borrowings on uncommitted lines of credit and the previous revolving credit facility.

In the first quarter of fiscal 1999, the Company issued $145,000 of unsecured, ten-year notes with a fixed coupon rate of 7.06%. During the fourth quarter of fiscal 1998, the Company entered into two treasury lock agreements with two financial institutions to provide interest rate protection related to these notes. These treasury lock agreements effectively fixed the U.S. Treasury portion of the interest rate at 5.437% on a notional amount of $57,500 and at 5.435% on a notional amount of $30,000. During the first quarter of fiscal 1999, the treasury lock agreements were terminated and a payment of $4,366 was made and was being amortized as additional interest expense over the period of the related debt.

The revolving credit facility and the notes were amended several times beginning in November 2000 due to covenant non-compliance. The amendments, among other things, increased the interest rates on the notes to 11.0%, added the 1.75% payment in kind provision to the revolving credit facility as noted above, established mandatory reductions to the amounts available under the revolving credit facility and revised restrictive covenants. The May 16, 2001 amendment represented a "significant modification" as defined in Emerging Issues Task Force Issue No. 96-19, and as a result, the modification was treated as an extinguishment of the existing notes and issuance of new notes for financial reporting purposes. This extinguishment resulted in no change to the outstanding principal amount of the notes, but required the write-off of previously unamortized deferred loan costs. Accordingly, a loss from the debt restructuring of $4,725 has been recorded in the accompanying 2001 consolidated statement of operations. In previously filed reports, this loss from debt restructuring was classified as an Extraordinary Item in accordance with FASB Statement 4. As part of Fresh Start Reporting, the Company adopted SFAS No. 145 and in connection therewith has reclassified this loss from debt restructuring to Other Expense in the fiscal 2001 financial statement presented herein.

From the second quarter of fiscal 2001 through the Company's bankruptcy filing on March 13, 2002, the Company was not in compliance with certain terms of its senior debt agreements on several occasions. In each instance, the Company's senior lenders issued waivers for such non-compliance. As a result of uncertainty regarding future compliance, borrowings outstanding under domestic debt agreements were classified as current liabilities in the Company's consolidated balance sheet as of September 30, 2001.

Interest costs of $697, $2,773 and $2,000, for fiscal 2002, 2001 and 2000, respectively, were capitalized to property, plant and equipment.

13.         FINANCIAL INSTRUMENTS:
The Company's financial instruments include cash, accounts receivable, accounts payable, short-term borrowings, long-term debt and foreign currency exchange contracts. Because of their short maturity, the carrying amount of cash, accounts receivable and accounts payable approximates fair value. Fair value of short-term borrowings and long-term debt is estimated based on current rates offered for similar debt. At September 29, 2002, the carrying amount of short-term borrowings and long-term debt, including the current portion, approximates fair value. The Company had no foreign currency forward agreements at September 29, 2002 and September 30, 2001.

(In thousands except share data)


14.  INCOME TAXES:
The net deferred income tax liability at September 29, 2002 and September 30, 2001 was comprised of the following:


---------------------------------------------------------- -------------------------- ---------------------------
                                                               SUCCESSOR COMPANY         Predecessor Company
---------------------------------------------------------- -------------------------- ---------------------------
                                                                     2002                        2001
---------------------------------------------------------- -------------------------- ---------------------------
Assets                                                             $  89,100                  $   25,717
Liabilities                                                          (91,557)                    (27,874)
---------------------------------------------------------- -------------------------- ---------------------------
   Total                                                           $  (2,457)                $    (2,157)
---------------------------------------------------------- -------------------------- ---------------------------


Temporary differences and carryforwards which gave rise to significant deferred income tax assets (liabilities) as of September 29, 2002 and September 30, 2001 were as follows:

----------------------------------------------------------- -------------------------- ----------------------------
                                                                SUCCESSOR COMPANY          Predecessor Company
----------------------------------------------------------- -------------------------- ----------------------------
                                                                      2002                        2001
----------------------------------------------------------- -------------------------- ----------------------------
Current prepaid (deferred) income taxes:
Inventory valuation differences                                     $  (3,835)                $    (3,142)
Allowances for doubtful accounts                                        1,661                       1,741
Accrued expenses and reserves
  not currently deductible for tax                                      6,991                       5,409
Restructuring reserves                                                    170                         598
Other, net                                                                277                         905
----------------------------------------------------------- -------------------------- ----------------------------
Subtotal                                                                5,264                       5,511
Valuation allowance                                                    (6,474)                     (5,051)
----------------------------------------------------------- -------------------------- ----------------------------
Total current prepaid income taxes (liabilities)                   $   (1,210)               $        460
----------------------------------------------------------- -------------------------- ----------------------------

Long-term prepaid (deferred) income taxes:
Property                                                          $   (13,121)                 $  (27,890)
Income tax credit carryforwards (expire
     2004-2021)                                                        22,628                      24,655
Federal net operating loss carryforward
     (expires 2022)                                                     3,261                      10,192
Accrued pension and other employee
     benefits                                                           7,353                      12,637
Alternative minimum and other tax credit
     carryforwards (no expiration)                                     11,783                       7,693
State and non-U.S. net operating loss
     carryforwards (expire 2005-2017)                                  28,016                      17,418
Investments in limited partnerships                                    (4,580)                     (2,891)
Goodwill amortization                                                   6,271                       7,287
Financing costs                                                            --                         631
Other, net                                                             (1,064)                         35
----------------------------------------------------------- -------------------------- ----------------------------
Subtotal                                                               60,547                      49,767
Valuation allowance                                                   (61,794)                    (52,384)
----------------------------------------------------------- -------------------------- ----------------------------
Total long-term deferred income taxes                         $        (1,247)                  $  (2,617)
----------------------------------------------------------- -------------------------- ----------------------------


The domestic and non-U.S. components of loss before income taxes were as follows:

------------------------ ------------------------------------------------------
                                          PREDECESSOR COMPANY
------------------------ ------------------------------------------------------
                               2002               2001              2000
------------------------ ------------------ ----------------- -----------------
Domestic                        $ (75,560)        $(122,746)         $(32,864)
Non-U.S.                          (64,146)          (42,470)             (118)
------------------------ ------------------ ----------------- -----------------
Total                           $(139,706)        $(165,216)         $(32,982)
------------------------ ------------------ ----------------- -----------------

(In thousands except share data)


The income tax (benefit) provision consisted of the following elements:

---------------------------------------------- -------------------------------------------------------
                                                                PREDECESSOR COMPANY
---------------------------------------------- -------------------------------------------------------
                                                      2002               2001              2000
---------------------------------------------- ------------------- ----------------- -----------------
Current (benefit) provision:
   U.S. Federal                                  $  (15,295)         $  (5,163)      $         --
   State                                                111                (16)               500
   Non-U.S.                                              --                 --              1,542
Deferred (benefit) provision:
   U.S. Federal                                        (577)              (240)           (11,663)
   State                                                (75)               (30)            (1,516)
   Non-U.S.                                            (557)               990               (871)
---------------------------------------------- ------------------- ----------------- -----------------
Total                                            $  (16,393)         $  (4,459)         $ (12,008)
---------------------------------------------- ------------------- ----------------- -----------------

The income tax benefit as a percentage of pre-tax income differs from the statutory U.S. Federal rate for the following reasons:

---------------------------------------------- -------------------------------------------------------
                                                                PREDECESSOR COMPANY
---------------------------------------------- -------------------------------------------------------
                                                      2002               2001              2000
---------------------------------------------- ------------------- ----------------- -----------------
Statutory U.S. Federal income
    Tax rate                                       (35.0%)             (35.0%)           (35.0%)
State income taxes, net of federal income
   tax reduction                                     0.1                (2.2)             (3.1)
Non-U.S. taxes                                      (1.1)                0.5               1.5
Tax credits                                         --                  (0.3)             (1.4)
Nondeductible goodwill                               0.3                (0.1)              1.0
Change in valuation allowance                       23.8                35.2              (0.5)
Other                                                0.2                (0.8)              1.1
---------------------------------------------- ------------------- ----------------- -----------------
Effective income tax rate                          (11.7%)              (2.7%)           (36.4%)
---------------------------------------------- ------------------- ----------------- -----------------


Realization of the tax loss and credit carryforwards is contingent on future taxable earnings in the appropriate jurisdictions. Valuation allowances have been recorded for items which may not be realized. Each carryforward item is reviewed for expected utilization, using a "more likely than not" approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (U.S., state and local, non-U.S.), the relevant history for the particular item, the applicable expiration dates, operating projects that would impact utilization, and identified actions under the control of the Company in realizing the associated carryforward benefits. Additionally, the Company's utilization of U.S. and non-U.S. tax credit and state investment credit carryforwards is critically dependent on related statutory limitations that involve numerous factors beyond overall positive earnings, all of which must be taken into account by the Company in its evaluation. The Company assesses the available positive and negative evidence surrounding the recoverability of the deferred tax assets and applies its judgement in estimating the amount of valuation allowance necessary under the circumstances. The Company continues to assess and evaluate strategies that may enable the carryforwards, or portions thereof, to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined the "more likely than not" approach is satisfied.

The change in valuation allowance in 2002 primarily relates to net operating loss and tax credit carryforwards that, due to restructuring actions taken during the current and prior years, and other factors, could expire unused. Management's assessment is that the character and nature of future taxable income as well as potential limitations on their use due to the change in ownership that occurred in connection with the bankruptcy reorganization, may not allow the Company to realize certain tax benefits of net operating losses and tax credits within the prescribed carryforward period. Accordingly, an appropriate valuation allowance has been made. Pursuant to SOP 90-7, the income tax benefit, if any, of any future realization of the remaining net operating loss carryforwards, tax credit carryforwards and other deductible temporary differences existing as of the Effective Date will be applied as a reduction to capital in excess of par.

(In thousands except share data)


15.    BENEFIT PLANS:
Guilford Mills, Inc. has a non-contributory defined benefit plan for the majority of its hourly employees (the "Guilford Plan"). Gold Mills, Inc., a wholly-owned subsidiary, also has a non-contributory defined benefit plan (the "Gold Plan") and a multi-employer pension plan, which plans together cover the majority of its employees. Guilford Europe Limited, a wholly-owned subsidiary, has a defined benefit pension plan covering the majority of its salaried employees (the "Guilford Europe Plan"). The funded status of defined benefit plans at the measurement dates for fiscal 2002 and fiscal 2001 were:

-------------------------------------------- ------------------- ---------------
                                                    2002                2001
-------------------------------------------- ------------------- ---------------
PROJECTED BENEFIT OBLIGATION:
Beginning of year                                 $ 53,424            $ 50,127
   Service cost                                      1,770               1,973
   Interest cost                                     3,574               3,415
   Plan participants contributions                     227                 236
    Assumption changes                               4,421                  --
    Plan amendments                                    172                  --
   Actuarial loss                                    2,360                  28
   Benefit payments                                 (3,769)             (3,138)
   Foreign currency adjustment                       1,628                 783
-------------------------------------------- ------------------- ---------------
End of year                                       $ 63,807            $ 53,424
-------------------------------------------- ------------------- ---------------
FAIR VALUE OF PLAN ASSETS:
Beginning of year                                 $ 43,342            $ 51,136
   Actual return on plan assets                     (2,625)             (6,164)
   Employer contributions                            3,076               1,811
   Plan participant contributions                      227                 236
   Benefit payments                                 (3,769)             (3,138)
   Foreign currency adjustment                       1,474                (539)
-------------------------------------------- ------------------- ---------------
End of year                                       $ 41,725            $ 43,342
-------------------------------------------- ------------------- ---------------
RECONCILIATION OF FUNDED STATUS TO NET
   AMOUNT RECOGNIZED:
Funded status                                    $ (22,082)          $ (10,082)
   Unrecognized transition asset                    (1,249)             (1,435)
   Unrecognized prior service cost                     (43)                (48)
   Unrecognized loss                                26,235              13,449
                                             ------------------- ---------------
Net amount recognized (Predecessor Company)          2,861           $   1,884
                                                                 ===============
FRESH START REPORTING ADJUSTMENT                   (24,943)
                                             -------------------
NET AMOUNT RECOGNIZED (SUCCESSOR COMPANY)        $ (22,082)
-------------------------------------------- -------------------

                                                 SUCCESSOR           Predecessor
                                                  COMPANY              Company
-------------------------------------------- ------------------- ---------------
                                                    2002                2001
-------------------------------------------- ------------------- ---------------
AMOUNTS RECOGNIZED IN THE CONSOLIDATED
   BALANCE SHEETS:
   Other current assets                      $           --         $      852
   Other current liabilities                        (2,703)             (7,693)
   Other non-current liabilities                   (19,379)                 --
   Intangible asset                                     --                  10
   Long-term deferred taxes                             --               3,316
   Accumulated other comprehensive income               --               5,399
-------------------------------------------- ------------------- ---------------
Net amount recognized                           $  (22,082)          $   1,884
-------------------------------------------- ------------------- ---------------


The effect of assumption changes is primarily comprised of changes in the discount rate used to calculate the projected benefit obligation.

(In thousands except share data)


The Guilford and Guilford Europe Plans were under-funded as of September 29, 2002 and September 30, 2001. The Gold Plan was under-funded as of September 29, 2002. The following relates to those plans as of September 29, 2002 and September 30, 2001:

-------------------------------------- -------------------- --------------------
                                              2002                 2001
-------------------------------------- -------------------- --------------------
GUILFORD PLAN
  Projected benefit obligation                    $ 36,587             $ 29,848
  Accumulated benefit obligation                    36,051               29,066
  Fair value of net assets                          22,427               22,124
-------------------------------------- -------------------- --------------------
GOLD PLAN
  Projected benefit obligation                       3,209                3,480
  Accumulated benefit obligation                     2,274                2,457
  Fair value of net assets                           1,567                3,058
-------------------------------------- -------------------- --------------------
GUILFORD EUROPE PLAN
  Projected benefit obligation                      24,011               20,096
  Accumulated benefit obligation                    22,616               18,912
  Fair value of net assets                          17,731               18,160
-------------------------------------- -------------------- --------------------


Funded status is determined using assumptions as of the end of each year. Net pension expense is determined using assumptions as of the beginning of each year. The weighted average assumptions at the respective measurement dates were:

----------------------------------------- ------------------- ------------------
                                                 2002                2001
----------------------------------------- ------------------- ------------------
Discount rate                                   6.03%                6.69%
Long-term rate of return on plan assets         8.06%                8.25%
Long-term rate of salary progression            3.72%                3.81%
----------------------------------------- ------------------- ------------------


The components of the defined benefit plan expenses were:

---------------------------- ---------------------------------------------------
                                              PREDECESSOR COMPANY
---------------------------- ---------------------------------------------------
                                  2002               2001                2000
---------------------------- ------------------ ---------------- ---------------
Defined benefit plans:
   Service cost                  $1,770                $1,973           $1,869
   Interest cost                  3,574                 3,415            3,142
   Expected return on
      plan assets                (3,660)               (4,181)          (3,712)
   Amortization of:
      Transition asset             (187)                 (187)            (187)
      Prior service cost             (6)                   (5)              (5)
      Loss                          663                    42              101
---------------------------- ------------------ ---------------- ---------------
Net periodic pension cost         2,154                 1,057            1,208
Domestic multi-
   Employer plan                    139                   285              281
---------------------------- ------------------ ---------------- ---------------
      Total                     $ 2,293                $1,342           $1,489
---------------------------- ------------------ ---------------- ---------------

The Company maintains defined contribution plans for certain officers and salaried employees. The Board of Directors determines contributions under these plans. The Company also maintains a 401(k) plan for its salaried associates. For fiscal 2002, 2001 and 2000, the provisions under these plans were $(48), $2,356 and $3,080 respectively. Fiscal 2002 expense was reduced by changes in estimated contributions from the prior fiscal year.

The Company also maintains deferred compensation plans for certain officers and salaried employees which provide post-retirement cash payments for various specified periods and amounts. These plans are being provided for currently. During fiscal 2002, 2001 and 2000, the provisions under these plans were $1,083, $1,773 and $2,136, respectively. The liability for deferred compensation was $16,500 at September 29, 2002 and $14,592 at September 30, 2001 and is included in other long-term liabilities in the accompanying balance sheets. The Company adjusted its liability as of September 29, 2002 to estimated fair value in conjunction with the implementation of Fresh Start Reporting.

(In thousands except share data)


16.    COMMITMENTS AND CONTINGENCIES:
The Company leases certain of its manufacturing and office facilities and equipment under non-cancelable operating leases with remaining terms of up to 17 years. Rent expense under these leases was $5,027 in 2002, $5,358 in 2001 and, $7,135 in 2000. At September 29, 2002, future minimum rental payments applicable to these leases are $2,867 in 2003, $1,915 in 2004, $1,796 in 2005, $1,651 in
2006, $1,645 in 2007 and $10,873 thereafter.

The Company is a partial guarantor of certain third party debt owed by one of the Company's equity method investees, which is payable in monthly installments through October 2019. As of September 29, 2002, the amount of such debt subject to the Company's guarantee is $2,287 and the investee is current in all of its obligations thereunder. No liability has been recorded in the accompanying consolidated financial statements related to this guarantee.

The Company consented to the entry of a cease and desist order, issued by the Securities and Exchange Commission ("SEC") on July 24, 2000, relating to the previously announced SEC investigation into accounting irregularities at the Company's Hofmann Laces unit, an operation which has been closed and sold during fiscal 2002. Without admitting or denying any findings in the order, the Company agreed to cease and desist from committing or causing any violation of certain provisions of the federal securities laws. No monetary fines or penalties were imposed against the Company. No current officer, director or employee of the Company or Hofmann Laces was charged by the SEC with any wrongdoing nor were any fines or penalties imposed against any such person.

Since January 1992, the Company has been involved in discussions with the United States Environmental Protection Agency ("EPA") regarding remedial actions at its Gold Mills, Inc. ("Gold") facility in Pine Grove, Pennsylvania which was acquired in October 1986. Between 1988 and 1990, the Company implemented a number of corrective measures at the facility in conjunction with the Pennsylvania Department of Environmental Resource. Subsequently, through negotiations with the EPA, Gold entered into a Final Administrative Consent Order with the EPA, effective October 14, 1992. Pursuant to such order, Gold has performed (i) certain measures designed to prevent any potential threats to the environment at the facility and (ii) an investigation to fully determine the nature of any release of hazardous substances at the facility. Gold is currently finalizing a Corrective Measures Study (CMS) Report, and will implement the proposed corrective action measures upon approval by EPA. This work will effectively satisfy the requirements of the consent order. The failure of Gold to comply with the terms of the consent order may result in the imposition of monetary penalties against the Company.

In 2002, the Company sold two idle manufacturing facilities in Greensboro, NC, where manufacturing operations have ceased. These were the former Greenberg Plant at 4201 West Wendover Avenue and the former Fishman Plant at 4925 West Market Street.

The Company received a letter from the North Carolina Department of Environmental Management ("NC DEM") on September 18, 2001, stating that its facility in Fuquay-Varina, NC, had been placed on the state list of Inactive Hazardous Waste Site (IHWS). According to the state, the facility was placed on the IHWS due to information the state has concerning waste handling practices in the 1984 - 1988 time period. As a result of this listing, the Company has completed a Remedial Investigation Report and, on October 16, 2002, agreed to conduct additional assessment activities under the supervision of the NC DEM.

The Company is conducting studies and implementing operational and capital improvements to the wastewater treatment plant at its facility in Kenansville, NC, under a Special Order by Consent (SOC) with NC Division of Water Quality, that expires on June 1, 2003. The failure of the Company to achieve compliance with National Pollution Discharge Elimination permit effluent limitations as specified in the SOC may result in the imposition of monetary penalties against the Company.

At September 29, 2002, environmental accruals amounted to $1,800 of which $1,470 is non-current and was included in other long-term liabilities in the accompanying balance sheet.

In the ordinary course of its business, the Company imports into the United States a variety of products in connection with its manufacturing operations. During fiscal 2002, primarily in order to supplement its domestic production of two automotive fabric styles, the Company imported into the United States from its wholly-owned subsidiary in the United Kingdom a limited amount of fabrics which are identical to styles that are produced in the Company's U.S. facilities.

(In thousands except share data)


Upon importation of this merchandise, the Company paid all applicable customs duties, taxes, and fees. After the end of the 2002 fiscal year, however, Company management became aware that these U.K. imports had not been properly marked and certified as to country of origin, as required by U.S. customs laws. The Company has disclosed this matter to the U.S. Customs Service, in accordance with applicable procedures, and expects to pay approximately $150 in additional marking duties, which amount has been reflected in the consolidated statement of operations for fiscal 2002. U.S. Customs could also seek penalties from the Company as a result of the improper markings and certifications; however, the Company believes that even if such penalties were imposed, they would not have a material impact on the Company's financial position or future results of operations. The Company is advising its affected customers of this matter and is offering to reimburse them the amount of customs duties that may be assessed by non-U.S. customs authorities on the merchandise. An estimated amount of reimbursements has been reflected in the consolidated statement of operations for fiscal 2002, and the Company does not believe that any such reimbursements will have a material impact on the Company's financial position or future results of operations

The Company is also involved in various litigation, including the matters described above, arising out of the ordinary course of business. As a result of the bankruptcy proceedings described above, holders of litigation claims that arose prior to March 13, 2002 retain all rights to proceed against the Company, but only to the extent and limit of applicable insurance coverage. Such claim holders have no direct claim against the Company post-confirmation of bankruptcy including any deductible under an insurance policy or any excess over the policy coverage limits. Although the final outcome of these legal and environmental matters cannot be determined, based on the facts presently known, it is management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's financial position or future results of operations.

17.   CAPITAL STOCK:
The Company's authorized capital stock at September 30, 2001 consisted of 1,000,000 shares of preferred stock, par value $1 per share, and 65,000,000 shares of common stock, par value $.02 per share ("Old Common Stock"). No preferred stock was issued or outstanding, while 32,750,094 shares of Old Common Stock were issued and 18,627,076 shares were outstanding. The Company held 14,123,018 shares of treasury stock at September 30, 2001. The Old Common Stock was cancelled as part of the Plan and replaced with common stock, par value $.01 ("New Common Stock"). After the Plan, the Successor Company's authorized New Common Stock is 11,000,000 shares. 5,501,053 shares of New Common Stock were issued and outstanding at September 29, 2002. The Successor Company has no authorized preferred stock.

18.   STOCK COMPENSATION:
The Predecessor Company had a stock option plan for key employees and directors. Options granted were either incentive stock options or non-qualified options with only non-qualified options granted to the outside directors. Under the terms of the plan, the purchase price of shares subject to each incentive option granted would not be less than the fair market value at the date of grant. The Compensation Committee of the Predecessor's Board of Directors determined the purchase price of shares subject to each non-qualified option. Options granted to directors under the formula provision of the plan vested one-third on the date of grant and one-third each year for the next two years. Options granted to participants (pursuant to individual agreements) vested according to various schedules. The options had a life of either five or ten years from the grant date. The plan and all outstanding options were cancelled on the Effective Date, in conjunction with the Company's emergence from bankruptcy and cancellation of all previously outstanding Old Common Stock. The Successor Company had no outstanding options at September 29, 2002.

(In thousands except share data)


Option activity under the plan was as follows:

----------------------------------------------------------------------------------------------------------------------
                                                         Number of                                Weighted Average
                                                          Shares            Exercise Price         Exercise Price
                                                       Under Option            Per Share             Per Share
----------------------------------------------------------------------------------------------------------------------
Balance, October 3, 1999                                  1,898,869        $ 8.63  to  $ 27.59          17.15
Granted                                                      80,000          2.03  to     9.38           6.87
Exercised                                                         -             -  to        -              -
Forfeited                                                  (302,561)         9.22  to    19.75          14.21
----------------------------------------------------------------------------------------------------------------------
Balance, October 1, 2000                                  1,676,308          2.03  to    27.59          17.19
Granted                                                     681,000          1.72  to     1.80           1.73
Exercised                                                         -             -  to        -              -
Forfeited                                                  (693,166)         1.72  to    23.70          14.40
----------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001                               1,664,142          1.72  to    27.59          11.90
GRANTED                                                           -             -  TO        -              -
EXERCISED                                                         -             -  TO        -              -
FORFEITED                                                  (351,279)         1.72  TO    27.59           7.40
CANCELLED PURSUANT TO PLAN OF REORGANIZATION             (1,312,863)         1.72  TO    27.59          13.10
----------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 29, 2002                                       -             -  TO        -              -
----------------------------------------------------------------------------------------------------------------------


Options exercisable at September 30, 2001 and October 1, 2000 were 933,237 and 875,525, respectively. The weighted average exercise price of the options exercisable was $17.67 and $19.06 on September 30, 2001 and October 1, 2000, respectively. The weighted average fair market value of the Company's common stock at the date of grant was $1.73 and $6.87 for grants made in fiscal 2001 and 2000, respectively.

The Company accounted for stock option grants under APB Opinion No. 25 and is required to provide pro forma disclosures of what net income (loss) and earnings per share ("EPS") would have been had the Company adopted the fair value method for recognition purposes under SFAS No. 123. The following information is presented as if the Company had adopted SFAS No. 123 and restated its results:

------------------------------ -----------------------------------------------------------
                                                  PREDECESSOR COMPANY
------------------------------ -----------------------------------------------------------
                                              2002                 2001              2000
------------------------------ -------------------- -------------------- -----------------
Net Loss:
           As reported                  $(123,313)          $ (160,757)         $(20,974)
           Pro forma                    $(123,313)          $ (161,291)         $(21,820)
------------------------------ -------------------- -------------------- -----------------
Basic EPS:
           As reported                    $(6.66)             $ (8.48)           $(1.11)
           Pro forma                      $(6.66)             $ (8.51)           $(1.15)
------------------------------ -------------------- -------------------- -----------------
Diluted EPS:
           As reported                    $(6.66)             $ (8.48)           $(1.11)
           Pro forma                      $(6.66)             $ (8.51)           $(1.15)
------------------------------ -------------------- -------------------- -----------------



For the above information, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal 2001 and 2000: (i) expected volatility ranging from 20% to 48%, (ii) expected lives ranging from 4 to 7 years, (iii) risk free interest rates ranging from 4.3% to 6.6% and (iv) an expected dividend yield of 0.0% to 5.0%. The weighted average calculated value in excess of the grant value of an option granted during fiscal 2001 and 2000 under the Black-Scholes model was $0.72 and $2.56 respectively. There were no options granted during fiscal 2002.

The Predecessor Company authorized 2,250,000 shares of common stock for the 1989 Restricted Stock Plan, which covered certain key salaried associates. This plan expired in June 1999, but allowed the vesting of shares that were outstanding (held in trust) under the plan at the time the plan expired by its terms. As of September 30, 2001, there were 142,800 shares outstanding. These shares carried voting and dividend rights; however, sale of the shares was restricted prior to vesting. Of these shares, 6,300 were forfeited during fiscal 2002, the remainder vested either during fiscal 2002 or were accelerated to vest on or about October 4, 2002, in connection with the Company's emergence from bankruptcy. The accrual for shares issued under the plan was recorded at fair market value on the date of grant with a corresponding charge

(In thousands except share data)


to stockholders' investment representing the unearned portion of the award. The unearned portion was amortized as compensation expense on a straight-line basis over the related vesting period. Compensation expense in fiscal 2002, 2001 and 2000 was $637, $1,279 and $1,226, respectively.

The Predecessor Company had an employee stock ownership plan, which covered the majority of U.S. full-time associates who had completed one year of service. There was no compensation expense for the plan for fiscal 2002, 2001 and 2000. The Company merged this plan with and into a 401(k) defined contribution plan in fiscal 2001. The shares held by the employee stock ownership plan as of the termination date of the plan became part of the 401(k) plan. As of September 29, 2002, the 401(k) plan held 597,674 shares of Old Common Stock. Following the reorganization, the plan held 17,186 shares of New Common Stock. These shares are considered outstanding and are included in the basic and diluted earnings per share calculations. The 401(k) plan does not allow new contributions to be invested in Company stock.

In June and September 1998, the Predecessor Company's Board of Directors authorized the repurchase of up to an aggregate of 3,500,000 shares of Old Common Stock. As of September 29, 2002, the Company had repurchased 3,496,793 shares on the open market at an average price of $15.57. The Company made no such purchases in fiscal 2001 or fiscal 2002. The Company's repurchases of shares were recorded as treasury stock and resulted in a reduction of stockholders' equity.

On July 26, 2000, the Board of Directors adopted a new stockholders' rights plan to replace the then existing rights plan scheduled to expire in accordance with its terms on August 23, 2000. In connection with the Plan such stockholders rights plan and all rights outstanding thereunder were cancelled.

19.  OTHER EXPENSE (INCOME), NET:
Other expense (income), net, for each of the fiscal years indicated was comprised of the following:

-------------------------------------------------------- -------------------------------------------------------------------
                                                                                PREDECESSOR COMPANY
-------------------------------------------------------- -------------------------------------------------------------------
                                                                 2002                   2001                  2000
-------------------------------------------------------- ---------------------- --------------------- ----------------------
Insurance demutualization                                    $     (776)         $       --             $  (7,131)
Loss on equity method investments                                   268               2,835                 3,730
Currency hedging                                                     --                  --                (2,856)
Insurance claim received                                             --                (700)                   --
Foreign currency transaction loss                                   826                 573                   159
Gain on life insurance policies                                  (3,755)                 --                    --
Return of shares from Hofmann acquisition                            --              (1,232)                   --
Other                                                               474                (565)                 (224)
-------------------------------------------------------- ---------------------- --------------------- ----------------------
Total other (income) expense, net                            $   (2,963)         $      911             $  (6,322)
-------------------------------------------------------- ---------------------- --------------------- ----------------------



20.  ACCUMULATED OTHER COMPREHENSIVE LOSS:
The accumulated balances and activity for each component of Accumulated Other Comprehensive Loss are as follows:

                                                             Foreign Currency
                                                               Translation           Pension Equity       Accumulated Other
                                                                Adjustment             Adjustment        Comprehensive Loss
---------------------------------------------------------- ---------------------- --------------------- ----------------------
Balance at October 3, 1999                                    $  (11,613)           $     (666)            $  (12,279)
           Change in balance                                      (5,274)                  389                 (4,885)
---------------------------------------------------------- ---------------------- --------------------- ----------------------
Balance at October 1, 2000                                       (16,887)                 (277)               (17,164)
           Change in balance                                      (2,251)               (5,133)                (7,384)
---------------------------------------------------------- ---------------------- --------------------- ----------------------
Balance at September 30, 2001 (Predecessor)                      (19,138)               (5,410)               (24,548)
                CHANGE IN BALANCE                                  3,451               (16,657)               (13,206)
                FRESH START ADJUSTMENTS                           15,687                22,067                 37,754
---------------------------------------------------------- ---------------------- --------------------- ----------------------
BALANCE AT SEPTEMBER 29, 2002 (SUCCESSOR)                     $       --            $       --             $       --
---------------------------------------------------------- ---------------------- --------------------- ----------------------


The income tax (benefit) provision for the pension equity adjustments in fiscal 2001 and 2000 were $(3,066) and $186, respectively. No income taxes have been provided for the foreign currency translation adjustments.

(In thousands except share data)


21.   EARNINGS PER SHARE:
The following table reconciles basic and diluted earnings per share of the Predecessor Company:

---------------------------------- ---------------------- --------------------- ----------------------
                                          Shares                Net Loss         Net Loss per share
---------------------------------- ---------------------- --------------------- ----------------------
2002:
BASIC EPS                                18,512,000           $ (123,313)             $ (6.66)
                                                                                      --------
DILUTIVE SECURITIES:
OPTIONS AND RESTRICTED STOCK                 --                    --
---------------------------------- ---------------------- --------------------- ----------------------
DILUTED EPS                              18,512,000           $ (123,313)             $ (6.66)
---------------------------------- ---------------------- --------------------- ----------------------
2001:
Basic EPS                                18,961,000           $ (160,757)             $ (8.48)
                                                                                      --------
Dilutive Securities:
Options and Restricted Stock                 --                    --
---------------------------------- ---------------------- --------------------- ----------------------
Diluted EPS                              18,961,000           $ (160,757)             $ (8.48)
---------------------------------- ---------------------- --------------------- ----------------------
2000:
Basic EPS                                18,899,000            $ (20,974)             $ (1.11)
                                                                                      --------
Dilutive Securities:
Options and Restricted Stock                 --                    --
---------------------------------- ---------------------- --------------------- ----------------------
Diluted EPS                              18,899,000            $ (20,974)             $ (1.11)
---------------------------------- ---------------------- --------------------- ----------------------



The number of outstanding stock options considered antidilutive for either part or all of the fiscal year and not included in the calculation of diluted net income per share for the fiscal years ended 2002, 2001 and 2000 were 1,312,863, 1,664,142 and 1,676,308 respectively. These antidilutive stock options were outstanding at the end of fiscal years 2000 and 2001, but were cancelled as part of the Company's emergence from bankruptcy on the Effective Date.

22.  SEGMENT INFORMATION:
The Company has identified four reportable segments based on market sectors:
Automotive, Apparel, Direct-to-Retail Home Fashions and Industrial. The Company changed its segment definition in fiscal 2002, to more appropriately reflect the distribution of its business. As a result, the Company has reclassified the segment data in fiscal 2001 and fiscal 2000 to reflect this segment change.

Fabrics produced in the Automotive segment are sold to OEMs and their suppliers. These fabrics are then used in the production of seats and headliners of passenger cars, sports utility vehicles, conversion vans and light and heavy trucks. Guilford is a major producer of bodycloth and headliner fabric in the United States and Europe and continues to be the leading headliner fabric manufacturer in both markets. Guilford also has an automotive fabric operation in Mexico.

The Apparel segment fabrics have historically been used predominantly in women's intimate apparel, ready-to-wear and swimwear garments. Other end uses included team sportswear and linings. Since the fourth quarter of fiscal 2000, the Company has effected the strategic realignment of its apparel operations resulting in the closing of facilities and a substantial decrease in manufacturing capacity.

The Company previously participated in the Direct-to-Retail Home Fashions market and produced window curtains, knit and/or lace comforters, sheets, shower curtains, pillowcases and bedskirts sold directly to department stores, discount retailers and catalog houses. The Company also produced upholstery fabrics for use in office and residential furniture. The Company no longer manufactures and distributes products in this market segment. The Direct-to-Retail Home Fashions segment was previously reported as a component of the Home Fashions segment in previously filed financial statements.

Fabrics produced in the Industrial segment are sold for use in a broad range of specialty applications, including geotextiles, medical and water filtration devices. The Company's fibers operations are also included in this segment. The Industrial segment was previously reported as a component of the Other segment in previously filed financial statements.

The accounting policies of the reportable segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements. The Company neither allocates to the segments nor bases segment decisions on the following:

(In thousands except share data)


o    Interest expense
o    Other income and expense
o    Income tax expense or benefit
o    Reorganization costs
o    Fresh start adjustments

Some of the Company's assets are used by multiple segments. While certain assets are identifiable by segment, an allocation of the substantial remaining assets is not meaningful.

----------------------------------- ------------- ------------- ------------------ --------------- --------------- ---------------
                                                                Direct-to-Retail                   Unallocated
                                      Automotive     Apparel       Home Fashions     Industrial        Items            Total
----------------------------------- ------------- ------------- ------------------ --------------- --------------- ---------------
2002
External Sales                         $ 354,701     $  72,827       $  33,272        $  52,373    $         --         513,173
Intersegment Sales                            --            --              --               --          60,357          60,357
Restructuring Expense                     (7,698)      (44,207)        (18,747)            (398)             --         (71,050)
Reorganization Costs                          --            --              --               --         (14,350)        (14,350)
Operating (Loss) Profit (including
   Restructuring)                          6,108       (66,268)        (48,245)          (1,966)        (14,350)       (124,721)
Interest Expense                              --            --              --               --          14,080          14,080
Other Income, net                             --            --              --               --          (2,963)         (2,963)
Loss Before Income Taxes                      --            --              --               --              --        (139,706)
Depreciation Expense                      15,080         6,568           2,257           11,827              --          35,732
----------------------------------- ------------- ------------- ------------------ --------------- --------------- ---------------

2001
External Sales                         $ 333,481     $ 190,636        $ 59,071         $ 60,331     $        --       $ 643,519
Intersegment Sales                            --            --              --               --          69,196          69,196
Restructuring Expense                     (2,946)      (68,286)             --             (143)             --         (71,375)
Operating (Loss) Profit (including                                                                                     (122,837)
   Restructuring)                         13,158      (119,639)         (7,863)          (8,493)             --
Interest Expense                              --            --              --               --          25,292          25,292
Other Expense, net                            --            --              --               --             911             911
Loss Before Income Taxes                      --            --              --               --              --        (165,216)
Depreciation Expense                      16,056        18,954           3,882           13,728              --          52,620
----------------------------------- ------------- ------------- ------------------ --------------- --------------- ---------------

2000
External Sales                         $ 380,620     $ 290,303        $ 63,318         $ 79,985      $       --       $ 814,226
Intersegment Sales                            --            --              --               --         109,183         109,183
Restructuring Expense                         --       (28,643)             --               --              --         (28,643)
Operating (Loss) Profit (including
   Restructuring)                         23,225       (38,182)         (3,061)          (2,404)             --         (20,422)
Interest Expense                              --            --              --               --          18,882          18,882
Other Income, net                             --            --              --               --          (6,322)         (6,322)
Loss Before Income Taxes                      --            --              --               --              --         (32,982)
Depreciation Expense                      18,170        24,809           3,571           15,086              --          61,636
----------------------------------- ------------- ------------- ------------------ --------------- --------------- ---------------


(In thousands except share data)


23.  GEOGRAPHIC INFORMATION:
The accompanying financial statements include the following amounts related to the operations of the Company's subsidiaries in United Kingdom, Mexico and
Brazil:

--------------------------------------------------------- ------------------- -------------------- -------------------
                                                                 2002                2001                 2000
--------------------------------------------------------- ------------------- -------------------- -------------------
Net sales to unaffiliated customers:
       United Kingdom                                        $    78,214         $    74,729          $   96,095
       Mexico                                                     70,430              60,303              60,272
       Brazil                                                      4,603               8,085               3,569
--------------------------------------------------------- ------------------- -------------------- -------------------
Total sales of non-U.S. operations                               153,247             143,117             159,936
       United States                                             359,926             500,402             654,290
--------------------------------------------------------- ------------------- -------------------- -------------------
           Total net sales                                   $   513,173         $   643,519          $  814,226
--------------------------------------------------------- ------------------- -------------------- -------------------


Long-lived assets:
       United Kingdom                                        $    19,690         $    22,863
       Mexico                                                     14,415              68,836
       Brazil                                                         --               2,022
--------------------------------------------------------- ------------------- -------------------- -------------------
Total long-lived assets of non-U.S. operations                    34,105              91,721
       United States                                              84,794             201,141
--------------------------------------------------------- ------------------- -------------------- -------------------
           Total long-lived assets                           $   118,899         $   294,862
--------------------------------------------------------- ------------------- -------------------- -------------------


24. CONDENSED COMBINED FINANCIAL STATEMENTS OF ENTITIES IN BANKRUPTCY The following condensed combined financial statements are presented in accordance with SOP 90-7:


CONDENSED COMBINED CONSOLIDATING STATEMENT OF OPERATIONS
FISCAL YEAR ENDED SEPTEMBER 29, 2002

-------------------------------------------- -------------------- ----------------------- ------------------ ---------------------
                                                  Entities in        Entities not in
                                                 Reorganization       Reorganization
                                                  proceedings          Proceedings          Eliminations      CONSOLIDATED TOTAL
                                             -------------------- ----------------------- ------------------ ---------------------
Net Sales                                          $ 359,929               $ 155,621            $(2,377)           $  513,173
Costs and Expenses                                   430,541                 209,559             (2,206)              637,894
-------------------------------------------- -------------------- ----------------------- ------------------ ---------------------
Operating Loss                                       (70,612)                (53.938)              (171)             (124,721)
Other expenses                                         4,777                  10,208                 --                14,985
-------------------------------------------- -------------------- ----------------------- ------------------ ---------------------
Loss before income tax                               (75,389)                (64,146)              (171)             (139,706)
Income tax benefit                                   (15,838)                   (555)                --               (16,393)
-------------------------------------------- -------------------- ----------------------- ------------------ ---------------------
Net Loss                                           $ (59,551)              $ (63,591)           $  (171)           $ (123,313)
-------------------------------------------- -------------------- ----------------------- ------------------ ---------------------

(In thousands except share data)


CONDENSED COMBINED CONSOLIDATING STATEMENT OF CASH FLOWS
FISCAL YEAR ENDED SEPTEMBER 29, 2002

------------------------------------------------------------ ------------------- ------------------------ ---------------------
                                                                  Entities in        Entities not in
                                                                Reorganization       Reorganization
                                                                  proceedings          Proceedings          CONSOLIDATED TOTAL
                                                             ------------------- ------------------------ ---------------------
Net cash provided by operations                                     $ 40,059                  $ 1,600               $ 41,659
------------------------------------------------------------ ------------------- ------------------------ ---------------------
Cash flows from investing activities:
   Additions to property                                              (4,689)                  (2,582)                (7,271)
   Proceeds from dispositions of property                             27,544                    1,502                 29,046
   Liquidation of life insurance policies                             11,957                       --                 11,957
   Other                                                               2,680                     (397)                 2,283
------------------------------------------------------------ ------------------- ------------------------ ---------------------
Net cash provided by (used in) investing activities                   37,492                   (1,477)                36,015
------------------------------------------------------------ ------------------- ------------------------ ---------------------
Cash flows from financing activities:
   Short-term borrowings (repayments), net                           (28,851)                   1,554                (27,297)
   Payments of long-term debt                                        (36,576)                      --                (36,576)
   Proceeds from issuance of long-term debt                           37,331                      669                 38,000
   Payments to senior secured lenders in
      reorganization                                                 (32,273)                      --                (32,273)
------------------------------------------------------------ ------------------- ------------------------ ---------------------
Net cash provided by (used in) financing activities                  (60,369)                   2,223                (58,146)
------------------------------------------------------------ ------------------- ------------------------ ---------------------
Effect of exchange rate changes on cash and cash
   equivalents                                                            --                      (99)                   (99)
Net increase in cash and cash equivalents                             17,182                    2,247                 19,429
Beginning cash and cash equivalents                                    3,821                    1,824                  5,645
------------------------------------------------------------ ------------------- ------------------------ ---------------------
Ending cash and cash equivalents                                     $21,003                  $ 4,071               $ 25,074
------------------------------------------------------------ ------------------- ------------------------ ---------------------


QUARTERLY INFORMATION (UNAUDITED)
(in thousands except per share amounts)


The following summarizes the unaudited quarterly results of operations for the fiscal years ended September 29, 2002 and September 30, 2001:


---------------------------------------- -------------------- -------------------- ------------------- --------------------
FISCAL 2002 QUARTER:                            FIRST               SECOND                THIRD               FOURTH
---------------------------------------- -------------------- -------------------- ------------------- --------------------
NET SALES                                       $137,568             $129,674            $133,555            $112,376
GROSS PROFIT (LOSS)                               10,838              (14,544)             13,887              15,878
NET (LOSS) INCOME                                (15,081)             (99,344)            (15,361)              6,473
---------------------------------------- -------------------- -------------------- ------------------- --------------------
NET (LOSS) INCOME PER SHARE:
      BASIC                                         (.82)               (5.37)               (.83)                .35
      DILUTED                                       (.82)               (5.37)               (.83)                .35
---------------------------------------- -------------------- -------------------- ------------------- --------------------


---------------------------------------- -------------------- -------------------- ------------------- --------------------
Fiscal 2001 Quarter:                            First               Second                Third               Fourth
---------------------------------------- -------------------- -------------------- ------------------- --------------------
Net sales                                       $173,558             $166,343            $158,098            $145,520
Gross profit (loss)                               19,586                8,635               6,088              (3,497)
Net loss                                          (7,652)             (16,901)            (23,209)           (112,995)
---------------------------------------- -------------------- -------------------- ------------------- --------------------
Net loss per share:
      Basic                                         (.40)                (.89)              (1.21)              (6.07)
      Diluted                                       (.40)                (.89)              (1.21)              (6.07)
---------------------------------------- -------------------- -------------------- ------------------- --------------------


                              GUILFORD MILLS, INC.

                                   SCHEDULE II
                  ANALYSIS OF VALUATION AND QUALIFYING ACCOUNTS
 For the Years Ended September 29, 2002, September 30, 2001 and October 1, 2000
                                 (In Thousands)


                                                                 Additions
                                             Balance            Charged to
                                          Beginning of           Cost and                                               Balance End
                                             Period              Expenses            Deductions           Other          of Period
                                         ----------------     ----------------     ----------------     ----------     -------------
                                                                                         (1)               (2)

For the Year Ended October 1, 2000:
     Reserve deducted from assets to
     which it applies -
      Receivables allowances                  $ 17,393           $ 18,136             $ (24,396)          $ (53)          $ 11,080
                                           ==============     ===============      ================    ===========     =============

     Restructuring reserve                    $     --           $ 11,373             $  (2,105)          $  --           $  9,268
                                           ==============     ===============      ================    ===========     =============

For the Year Ended September 30, 2001:
     Reserve deducted from assets to
     which it applies -
      Receivables allowances                  $ 11,080           $ 18,261             $ (18,336)          $ (38)          $ 10,967
                                           ==============     ===============      ================    ===========     =============

     Restructuring reserve                    $  9,268           $ 14,503             $ (21,817)          $  --           $  1,954
                                           ==============     ===============      ================    ===========     =============

For the Year Ended September 29, 2002:
     Reserve deducted from assets to
     which it applies -
     Receivables allowances                   $ 10,967           $ 23,998             $ (27,104)          $ (17)          $  7,842
                                           ==============     ===============      ================    ===========     =============

     Restructuring reserve                    $  1,954           $  8,132             $  (8,743)          $  --           $  1,343
                                           ==============     ===============      ================    ===========     =============


(1)  Deductions are for the purpose for which the reserve was created.

(2)  Other amounts represent the effect of exchange rate fluctuations.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 5, 2002, Guilford Mills, Inc. (the "Company") terminated the engagement of its independent certified public accountants, Arthur Andersen LLP ("Andersen"), and engaged the services of Grant Thornton LLP ("Grant Thornton") as its new independent auditors for 2002, effective immediately. The decision to terminate Andersen and retain Grant Thornton was approved by the Company's Board of Directors upon the recommendation of its Audit Committee.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT (AS OF DECEMBER 14, 2002)

The Company's Board of Directors (the "Board") is currently comprised of seven persons. The Company's By-Laws provide that the directors are elected at the annual meeting of stockholders and hold office until their respective successors are elected and qualified or until their earlier resignation or removal. The By-Laws also generally provide that any vacancy on the Board may be filled by the affirmative vote of a majority of the directors then in office. Pursuant to the Plan, the term of all directors in office on October 4, 2002 expired as of such date. Under the Plan, the initial Board after the Effective Date consists of seven persons - John A. Emrich, the Company's President and Chief Executive Officer and a director prior to the Effective Date, and six persons designated by the Company's senior secured lenders. The following table sets forth certain information with respect to each director. Except as otherwise indicated, each such person has held his present principal occupation for the past five years and references to executive offices held are with the Company:


Name                       Age (1)     Principal Occupation and Business Experience                          Director Since
-----                      -------     ---------------------------------------------                         --------------

David G. Elkins (2)          60        President and Co-Chief Executive Officer of Sterling                       2002
                                       Chemicals, Inc., a manufacturer of petrochemicals (from 2001 to 2003), and as its Executive Vice President and General
                                       Counsel (from 1998 to 2001); senior partner at Andrews &
                                       Kurth L.L.P., a law firm (from 1974 until 1998); Director of
                                       The Houston Exploration Company, a natural gas E&P company
                                       (since 1999); Director of Sterling Chemicals, Inc. (since
                                       2001)

John A. Emrich               58        President and Chief Executive Officer (since 2000);                        1995
                                       President and Chief Operating Officer (from 1995 to 1999);
                                       Senior Vice President and President/Automotive Business Unit
                                       (from 1993 to1995); Vice President/Planning and Vice
                                       President/Operations for the Apparel and Home Fashions
                                       Business Unit (from 1991 to 1993)

Kevin M. McShea              48        President and Chief Executive Officer of Xpectra, Inc., a                  2002
                                       plastic injection molding manufacturer (since 2000);
                                       President and Chief Executive Officer of E-M Solutions,
                                       Inc., a contract manufacturer (from 1996 to 1999); Chief
                                       Financial Officer of Budget Rent a Car, Inc. a travel and
                                       transportation company (1990-1995)

Michael T. Monahan           63        President of Monahan Enterprises, LLC, a consulting firm                   2002
                                       (since 1999);Chairman of Munder Capital Management, an
                                       investment Management firm (from 1999 to 2001), and as its
                                       Chief Executive Officer (from 1999 to 2000); President of
                                       Comerica Bank, a commercial banking firm (from 1992 to
                                       1999), and Comerica Incorporated, a financial services
                                       holding firm (from 1993 to 1999); Director of Munder Funds,
                                       Inc. a mutual fund firm (since 1999), Director of CMS
                                       Energy, Inc., an integrated energy company (since 2002)



Name                       Age (1)     Principal Occupation and Business Experience                          Director Since
-----                      -------     ---------------------------------------------                         --------------

Charles M. Price             57        President and Chief Executive Officer of Horizon Management,               2002
                                       Inc., an interim management turnaround firm (since May
                                       2002); President and Chief Executive Officer of ELM
                                       Packaging LLP (from 2001 to 2002); President and Chief
                                       Executive Officer of Southland Technologies, Inc., an OEM
                                       automotive parts supplier (from 1999 to 2000); President of
                                       Brazos Sportswear (from 1998 to 1999); President and Chief
                                       Executive Officer of Wembley Neckwear (from 1997 to 1998);
                                       Director of Breed Technologies and Unique Fabricating, both automotive parts suppliers (since January 2001)

Todd A. Robinson             55        President and Chief Executive Officer of Southwood Group,                  2002
                                       LLC, a holding company of companies that manufacture
                                       commercial construction products (since 1984); Director of
                                       McKenzie Forest Products LLC, (since 1998); Director of
                                       Wilkinson Hi-Rise, LLC (since 2002); Director of Steelox
                                       Building Systems, LLC (since 2002); all manufacturers of
                                       construction products

Ronald M. Ruzic              63        Various domestic and international management positions with               2002
                                       Borg Warner Corporation, an OEM automotive supplier of
                                       engine and transmission components and systems (since 1968);
                                       President and General Manager of Morse Chain (since 1989);
                                       Executive Vice President of Borg-Warner Corporation, (since
                                       1991); Group President and General Manager of Morse TEC and
                                       Turbosystems, (since 1997)



-------------------------------

(1)  Age as of December 14, 2002

(2) Sterling Chemicals, Inc. filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on July 16, 2001 and emerged from bankruptcy proceedings on December 19, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF DECEMBER 14, 2002)

The following table sets forth certain information with regard to the executive officers of the Company (other than John A. Emrich, who also serves as a director of the Company and whose information is set forth above).

Name                    Age (1)     Office or Business Experience

Robert A. Emken, Jr.      39        General Counsel and Secretary (since 1999);
                                    Associate Counsel (from 1991 to 1999);
                                    Associate, Womble Carlyle Sandridge & Rice,
                                    PLLC (from 1988 to 1991)

Alan R. MacKinnon         61        Vice President, Sales/Automotive (since
                                    2002); Automotive Business Unit Vice
                                    President of European Sales and Marketing
                                    (from 2001 to 2002); Automotive Business
                                    Unit Vice President of Global Sales to Ford
                                    (from 1999 to 2001); Automotive Business
                                    Unit Vice President of European Sales and
                                    Marketing (from 1994 to 1999)

Robert W. Nolan           64        Executive Vice President/Automotive (since
                                    2002); Automotive Business Unit Executive
                                    Vice President (from 1996 to 2002);
                                    Automotive Business Unit Vice President of
                                    Worldwide Marketing (from 1993 to 1996)

Richard E. Novak          59        Vice President/Human Resources (since 1996);
                                    Principal of Nova Consulting Group (from
                                    1994 to 1996); Senior Vice President/Human
                                    Resources of Joseph Horne Company, Inc.
                                    (from 1987 to 1994)

David B. Schweibold       52        Vice President/Information Systems (since
                                    2000); Vice President and Chief Information
                                    Officer, Celotex Corp. (from 1997 to 2000);
                                    Director of Information Systems, Raytheon
                                    Corp. (from 1995 to 1997)

David H. Taylor           47        Chief Financial Officer (since 2002); Senior
                                    Vice President-Finance, Heafner Tire Group
                                    (now known as American Tire Distributors)
                                    (from 1999 to 2001); Chief Operating
                                    Officer, C'Board USA (from 1998 to 1999);
                                    Executive Vice President-Finance, Secretary and Director, JPS Textile Group, Inc. (now known as JPS Industries) (from 1988 to 1998)

---------------------------------

(1)  Age as of December 14, 2002


No family relationships exist between any executive officers of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and any persons holding more than 10% of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") reports disclosing their initial ownership of the Company's equity securities, as well as subsequent reports disclosing changes in such ownership. To the Company's knowledge, based solely on a review of such reports furnished to it and written representations by certain reporting persons that no other reports were required, during the 2002 fiscal year, the Company's directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table shows for the fiscal years ended September 29, 2002, September 30, 2001 and October 1, 2000 the cash compensation paid by the Company (and its subsidiaries), as well as certain other compensation paid or accrued for those periods, to the Company's Chief Executive Officer, and to the Company's five most highly compensated executive officers (other than the Chief Executive Officer) (collectively, the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE
                                                                                                      Long-Term
                                                                                                     Compensation
                                                                    Annual Compensation               Awards (1)
                                                                    -------------------               ----------

                                                                                Other Annual          Securities         All Other
                                     Fiscal                                       Compen-             Underlying          Compen-
Name and Principal Position           Year        Salary ($)    Bonus ($) (2)    sation ($)         Options (#) (3)     sation($)(4)
---------------------------           ----        ----------    -------------    -----------        ---------------     ------------
John A. Emrich, President and         2002          675,000         604,693            --                     0             41,367
Chief Executive Officer               2001          675,000               0            --                     0             17,688
                                      2000          662,500               0            --                     0             63,525


Charles A. Hayes, Former              2002          562,502               0            --                     0              2,812
Chairman of the Board (5)             2001          675,000               0        53,391 (6)                 0             44,027
                                      2000          675,000               0            --                     0            109,228

David H. Taylor, Chief                2002          262,500         205,000            --                     0                  0
Financial Officer (7)

Richard E. Novak,                     2002          195,000          99,983            --                     0             21,492
Vice President/Human Resources        2001          185,250               0            --                30,000             13,536
                                      2000          177,333               0            --                     0             22,266

David B. Schweibold,                  2002          170,000          87,165            --                     0             14,355
Vice President/Information            2001          154,089          28,000        30,064 (9)                 0              9,451
Systems (8)

Robert A. Emken, Jr.,                 2002          168,000          86,140            --                     0             13,855
General Counsel and Secretary         2001          154,500               0            --                50,000              5,567
                                      2000          150,000               0            --                     0             12,307


-----------------------------

     (1) As noted elsewhere herein, on the Effective Date, all shares of Old Common Stock were cancelled and the Company issued shares of New Common Stock. As of the end of the 2002 fiscal year, Mr. Emrich and Mr. Hayes's estate owned 36,000 and 42,932 shares of restricted Old Common Stock, respectively, awarded in prior fiscal years pursuant to the Company's 1989 Restricted Stock Plan. Based on the per share closing price of the Old Common Stock at the end of the 2002 fiscal year of $.24, the value of such shares of restricted Old Common Stock (without consideration of the restrictions) was $8,640 and $10,303, respectively. Pursuant to the Plan, such shares of restricted Old Common Stock were converted into shares of unrestricted New Common Stock at a ratio of one share of New Common Stock for every 34.776338 shares of Old Common Stock, subject to rounding, the same ratio that applied to the conversion of all other Old Common Stock into New Common Stock.

    (2) The bonuses shown for fiscal 2002 include amounts paid and payable pursuant to a retention program adopted in connection with the Plan. The Company adopted such retention program primarily in order to reward key managers for their efforts during the Company's bankruptcy proceeding and to provide an incentive to such persons to work diligently toward the Company's swift emergence from bankruptcy. Under the retention program, each participant was entitled to receive a cash bonus in an amount equal to a fixed percentage of his base salary (a percentage ranging from 10% to 25%, depending upon the participant). The amount of the bonus payable was subject to reduction on a sliding scale (down to zero) depending upon when the Plan was confirmed by the bankruptcy court. Given that the Plan was confirmed by the bankruptcy court on September 20, 2002 (slightly more than six months after the Company filed its bankruptcy petition), participants in the retention program are entitled to receive the full amount of their potential retention bonus payments. The Company paid one-half of each participant's bonus in October, 2002 and, subject generally to the participant's continued employment, the Company paid the second half of the bonus award in January 2003. The amounts shown in this column include the full amount of the retention bonus award, including that portion which was paid in January 2003. The retention bonus payments for the Named Executive Officers are as follows: Mr. Emrich: $250,000; Mr. Taylor: $105,000; Mr. Novak: $48,750; Mr. Schweibold: $42,500; and Mr. Emken: $42,000. The remaining amounts shown in this column for fiscal 2002 for each Named Executive Officer represent cash bonuses paid pursuant to the Company's short-term incentive plan (the "STIP"). Payments under the STIP were based upon the Company's actual earnings before interest, taxes, depreciation and amortization ("EBITDA") relative to budgeted EBITDA, as well as upon an individual participant's performance.

     (3) Pursuant to the Plan, all options outstanding on the Effective Date to acquire shares of Old Common Stock were cancelled.

     (4) The components of the amounts shown in this column for the 2002 fiscal year consist of the following:

        (i) Contributions of $8,500, $8,500, $5,312 and $8,500 to the accounts of Messrs. Emrich, Novak, Schweibold and Emken, respectively, pursuant to the Company's qualified profit-sharing plan.

        (ii) Contributions of $2,812, $1,868, $991 and $1,890 to the accounts of Messrs. Hayes, Novak, Schweibold and Emken, respectively, pursuant to the Company's 401(k) plan.

        (iii) Contributions of $31,500, $2,468 and $950 to the accounts of Messrs. Emrich, Novak and Emken, respectively, pursuant to the Company's excess benefit plan which is designed to supplement the Company's qualified profit-sharing plan.

        (iv) With respect to Messrs. Emrich, Novak, Schweibold and Emken, the value of benefits under the Company's Senior Managers' Life Insurance Plan, a split dollar plan. During the 2002 fiscal year, each of Messrs. Emrich, Novak, Schweibold and Emken paid the amount of the premium associated with the term life component of his split dollar life insurance coverage. For each Named Executive Officer, the Company expects to recover the premiums it pays. The following amounts reflect the benefits related to the non-term portion of the premiums to be paid by the Company under the insurance policies purchased on the lives of the Named Executive Officers, in each case with the non-term portion of the premium being treated as the present value of an interest-free loan to age 65: Mr. Emrich - $1,367; Mr. Novak - $8,656; Mr. Schweibold - $8,052; and Mr. Emken - $2,515.

     (5) Mr. Hayes served as Chairman of the Board until his death on July 21, 2002.

     (6) Of this amount, $50,000 represents reimbursement for personal tax and financial planning expenses.

     (7) Mr. Taylor joined the Company as of February 14, 2002. See "Other Benefit Plans and Agreements -Consulting Agreement" below.

     (8) Mr. Schweibold joined the Company as of November 6, 2000.

     (9) This amount represents a payment for certain closing costs, and an associated tax reimbursement, for the sale of a former residence in connection with Mr. Schweibold's relocation from Florida to the Company's Greensboro, North Carolina office.


STOCK OPTION EXERCISES AND FISCAL YEAR-END STOCK OPTION VALUES

At the end of the 2002 fiscal year, each Named Executive Officer (other than Mr. Taylor) held certain options to acquire shares of Old Common Stock with none of such options being "in-the-money" as of such date. Pursuant to the terms of the Plan, all outstanding options (including, without limitation, the options held by the Named Executive Officers) were cancelled as of the Effective Date. None of the Named Executive Officers exercised any options during the 2002 fiscal year.

OTHER BENEFIT PLANS AND AGREEMENTS

Supplemental Retirement Plan. In 1992, the Company adopted the Senior Managers' Supplemental Retirement Plan ("SERP") which provides for retirement and death benefits to a select group of senior managers. The SERP provides that upon retirement from the Company after attaining age 65, and after at least 60 months of service with the Company, participants will be entitled to receive a specified dollar amount for a period of ten years following retirement ("Ten Year Payments"). If the participant dies prior to the termination of his or her employment or during the period while the Ten Year Payments are being made, the full amount of the Ten Year Payments or the unpaid portion thereof, as the case may be, will be paid according to the installment schedule to the participant's designated beneficiary.

The SERP also provides that if the participant's employment with the Company is terminated for any reason other than his or her death or disability (prior to the participant attaining age 65) and the participant has been employed by the Company for at least 60 months, the participant will be entitled to a reduced retirement benefit commencing at age 65. Such reduced benefit will be based upon the participant's total months of employment with the Company as compared with the total months of employment the participant would have had with the Company if he or she had remained in the employ of the Company until age 65. If, at the time of his or her termination of employment with the Company for any reason other than death or disability, the participant has been employed by the Company for less than 60 months following the effective date of the agreement, he or she will not be entitled to any retirement benefits and his or her beneficiaries will not be entitled to any death benefits. If a participant becomes disabled prior to attaining age 65 and such disability continues until age 65, the participant will be entitled to receive the full amount of the Ten Year Payments commencing at age 65, regardless of whether he or she has completed 60 months of service with the Company.

The following table sets forth the Ten Year Payments for each of the Named Executive Officers.


         Name of Individual                   Ten Year Payments (Per Annum) (1)
         -------------------                  -----------------------------
         John A. Emrich                                 $ 300,000
         Charles A. Hayes                                 345,000
         David H. Taylor                                    -0-
         Richard E. Novak                                 100,000
         David B. Schweibold                              100,000
         Robert A. Emken, Jr.                             100,000


--------------------------

(1) The amount reflected in the above table for Mr. Hayes represents his actual vested benefit under the SERP and the amounts reflected for the other Named Executive Officers represent the full annual amount of their respective Ten Year Payments if they become fully vested in their SERP benefits.

Salary Continuation Agreements. Prior to the Effective Date, the Company had entered into change in control agreements with certain key managers, including each of the Named Executive Officers (other than Mr. Taylor). These agreements provided for the payment of specified compensation and benefits to such employees upon certain terminations of their employment within two years after a change in control of the Company. Pursuant to the Plan, the Company cancelled all such agreements and entered into salary continuation agreements with certain key managers, including Messrs. Emrich, Novak, Schweibold and Emken. Each salary continuation agreement provides that after certain terminations of a participant's employment, the Company will pay, among other benefits, a participant's base salary ("Base Salary Payments") for a period of either one year or two years (depending upon the participant and, with respect to certain participants, when the termination of employment occurs). Any Base Salary Payments for Messrs. Emrich, Novak and Emken are payable for two years after an eligible termination of employment and any Base Salary Payments for Mr. Schweibold are payable for one year after an eligible termination of employment. The Base Salary Payments are payable in monthly installments and, after the payment of the first half of such amounts, are subject to reduction to the extent the employee finds new employment elsewhere. The term of each salary continuation agreement continues until the Company provides at least six months' notice of termination, which notice cannot be furnished prior to November 12, 2004.

Consulting Agreement. The Company and Mr. Taylor entered into a Consulting Agreement in the second quarter of the 2002 fiscal year, pursuant to which Mr. Taylor agreed to serve as the Company's Chief Financial Officer on an interim basis. Pursuant to such agreement, Mr. Taylor is paid a monthly fee in the amount of $35,000, but does not participate in any of the Company's employee benefit plans (other than the STIP and the retention bonus program, each of which is described in Footnote 2 to the "Summary Compensation Table" above). Under the amended terms of the consulting agreement, the period of Mr. Taylor's consultancy will end on January 31, 2003 if the agreement is not further amended.

DIRECTOR COMPENSATION

Former Outside Directors - Each person who served as a non-employee director during the last fiscal year (a "Former Outside Director") received a quarterly retainer of $6,250 and $1,000 for each Board meeting attended (other than routine telephonic Board meetings). No Former Outside Director continued to serve on the Board after the Effective Date. A Former Outside Director who served as a committee chairman and each other Former Outside Director who served as a committee member were paid $3,000 and $2,000, respectively, for each committee meeting attended. During the last fiscal year, the Board had a total of 16 meetings, ten of which were compensable. Also during the 2002 fiscal year, the Company paid consulting fees to a company in which Tomokazu Adachi, a Former Outside Director, is the President and controlling stockholder (see Item 13 "Certain Relationships and Related Transactions" below).

The Company afforded each Former Outside Director the opportunity to defer his or her quarterly retainer. Pursuant to such arrangement, the quarterly retainer a director would otherwise receive was credited to a separate account which accrued interest. Upon his or her termination of service on the Board, the Former Outside Director was entitled to receive the amounts credited to his or her deferred compensation account, together with interest accrued thereon.

No stock options were granted during the last fiscal year to any director pursuant to the Company's stock option plan then in effect. All options which were previously granted under such plan and which were outstanding on the Effective Date (including, without limitation, options previously granted to directors) were cancelled as of such date.

Pursuant to the terms of the Guilford Mills, Inc. Non-Employee Director Stock Plan, as amended (the "Outside Director Plan"), all but one Former Outside Director received during the last fiscal year a grant of restricted stock units ("RSUs") worth $20,000. Pursuant to the Plan, each Former Outside Director received in settlement of all RSUs previously awarded under the Outside Director Plan (including the RSUs granted last fiscal year) shares of New Common Stock based upon a ratio of one share of New Common Stock for every 34.776338 RSUs, subject to rounding (the same ratio that applied to the conversion of all Old Common Stock into New Common Stock).

Current Outside Directors - Since the Effective Date, the Board adopted a compensation program for non-employee directors (each, a "Current Outside Director") which is different than and in lieu of the compensation program applicable to Former Outside Directors described above. Pursuant to such program, a Current Outside Director serving as Chairman of the Board receives an annual retainer of $45,000, and other Current Outside Directors receive an annual retainer of $25,000. A Current Outside Director serving as Chairman of a Board committee receives a supplemental annual retainer as follows: $10,000 for service as Audit Committee Chairman, $7,500 for service as Compensation Committee Chairman and $5,000 for service as Nominating and Corporate Governance Committee Chairman. All annual retainers are payable in equal, quarterly installments. Each Current Outside Director receives $1,500 for each in-person Board meeting attended and $750 for each telephonic Board meeting attended. Each Current Outside Director receives $1,000 for each in-person Board committee meeting attended and $500 for each telephonic Board committee meeting attended.

The Board also adopted, following the Effective Date, a stock option plan for Current Outside Directors (the "Option Plan"). Pursuant to the Option Plan, each Current Outside Director has been granted an option, having a ten year term, to acquire 6,000 shares of New Common Stock. In addition, on October 4, 2003, each then Current Outside Director automatically will be granted a ten year option to acquire 4,000 shares of New Common Stock, provided he attends at least 75% of the meetings of the Board and of the Board committees on which he serves. The purchase price of the shares of New Common Stock covered by the options granted under the Option Plan is the fair market value of the shares as of the date of grant. The options vest, or become exercisable, in equal, annual one-third increments commencing on the first anniversary of the grant date. Any exercisable portion of an option that is not exercised will be carried forward through the term of the grant. Notwithstanding the foregoing, in the event of a "change in control" of the Company, as such term is defined in the Option Plan, all then outstanding options will immediately become exercisable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Under rules issued by the SEC, a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security or has the right to obtain such voting power and/or investment power within 60 days. Except as otherwise noted, each beneficial owner identified in the tables below has sole voting power and investment power with respect to the shares beneficially owned by such person.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information with respect to each person who is known by the management of the Company to be the beneficial owner of more than 5% of the New Common Stock:

                                                  Amount and Nature of
Name and Address of Beneficial Owner              Beneficial Ownership                 Percent of Class
------------------------------------              --------------------                 ----------------
Prudential Financial, Inc.                           2,067,031(1)                             37.6
751 Broad Street
Newark, New Jersey 07102-3777

Wachovia Bank, National Association                  868,466 (2)                              15.8
301 S. College Street
Charlotte, NC 28288

Carl Marks Management Company, L.P.                  575,613 (3)                              10.5
135 East 57th Street
New York, NY 10022
                                                     516,682 (4)                              9.4
Bank One, NA
1717 Main Street, 4th Floor
Dallas, TX 75201

PW Willow Fund LLC                                   516,501 (5)                              9.4
c/o Bond Street Capital
700 Palisade Avenue
Englewood Cliffs, New Jersey 07632

GE Capital CFE, Inc.                                 406,736 (6)                              7.4
201 High Ridge Road
Stamford, CT 06927


(1) Based upon a Schedule 13G filed by Prudential Financial, Inc. ("Prudential") with the SEC reflecting share ownership as of October 31, 2002. Of such number of shares shown, Prudential has sole voting and investment power over 2,066,002 shares of New Common Stock and shared voting and investment power over 1,029 shares of New Common Stock.

(2) Based upon a Schedule 13G filed by the beneficial owner with the SEC reflecting share ownership as of October 31, 2002.

(3) Based upon a Schedule 13G jointly filed by Carl Marks Strategic Investments, L.P. ("CMSI"), Carl Marks Management Company, L.P. , the sole general partner of CMSI ("CMMC"), and the three individual general partners of CMMC- Andrew M. Boas, Robert C. Ruocco and James F. Wilson, and reflecting share ownership of the same shares of New Common Stock as of November 21, 2002. CMMC has sole voting and investment power over all of the shares shown above, CMSI has sole voting and investment power over 518,052 shares shown above, and each of the three individual general partners of CMMC has shared voting and investment power over all of the shares shown above.

(4) Based upon information furnished to the Company by the beneficial owner on December 24, 2002.

(5) Based upon information furnished to the Company by the beneficial owner on January 3, 2003.

(6) Based upon information furnished to the Company by the beneficial owner on December 17, 2002.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth certain information, as of December 31, 2002, with respect to New Common Stock beneficially owned by each director of the Company, each of the Named Executive Officers and all directors and executive officers as a group:


             Name of Beneficial Owner                  Amount and Nature of Beneficial Ownership             Percent of Class
             ------------------------                  -----------------------------------------             ----------------
Directors
---------

David G. Elkins                                                            0                                        *
John A. Emrich                                                           4,272                                      *
Kevin M. McShea                                                            0                                        *
Michael T. Monahan                                                         0                                        *
Charles M. Price                                                           0                                        *
Todd A. Robinson                                                           0                                        *
Ronald M. Ruzic                                                            0                                        *

Non-Director Executive Officers
-------------------------------

Charles A. Hayes (1)                                                     43,825                                     *
David H. Taylor                                                            0                                        *
Richard E. Novak                                                           2                                        *
David B. Schweibold                                                        0                                        *
Robert A. Emken, Jr.                                                       66                                       *
All directors and executive officers as a group
(consisting of 14 persons)
                                                                         48,532                                     *

--------------------------
* Less than one percent

(1) Mr. Hayes served as the Company's Chairman of the Board until his death on July 21, 2002. The amount of shares owned by Mr. Hayes's estate as reflected above (which ownership information was provided by a representative of the estate) includes: (i) 4,981 shares of New Common Stock held by a grantor retained annuity trust and (ii) 20,129 shares of New Common Stock held by a family limited partnership (the "FLP"). Mr. Hayes's estate has a membership interest in a limited liability company, whose members are all relatives of the late Mr. Hayes, which serves as the sole general partner of the FLP. Mr. Hayes's estate has shared voting and investment power with respect to the shares of New Common Stock held by the FLP.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the 2002 fiscal year, the Company paid $62,500 in consulting fees to Japan Tech, Inc., of which Mr. Adachi, a Former Outside Director, is the President and controlling stockholder. In addition, in the ordinary course of its business and through a series of arm's-length transactions, the Company purchased machinery, equipment and supplies from Japan Tech, Inc. during the 2002 fiscal year totaling $394,204.

In the ordinary course of business and through a series of arm's-length transactions, during the 2002 fiscal year, the Company paid $463,361 for forklifts and forklift repairs to Western Carolina Forklift, Inc., which is controlled by David Hayes, the son of the late Charles A. Hayes, the former Chairman of the Company. Charles A. Hayes served on the Board of Directors of Western Carolina Forklift, Inc.

Dr. Zaidenweber (a Former Outside Director) serves as the Chairman of the Board of Grupo Ambar, S.A. de C.V., a subsidiary of the Company ("Grupo Ambar"). Dr. Zaidenweber, who is a 5% stockholder of Grupo Ambar, receives an annual salary of approximately $300,000 for his service as Chairman of the Board of Grupo Ambar. Dr. Zaidenweber is a party to a stockholders' agreement with the Company relating to his stock ownership in Grupo Ambar. Pursuant to such agreement, Dr. Zaidenweber has the right to sell his shares of Grupo Ambar capital stock to the Company at a price equal to the net worth of such shares. The Company has the right, under the stockholders' agreement with Dr. Zaidenweber, to purchase his shares of Grupo Ambar capital stock at a price equal to the net worth of such shares multiplied by two (the "Call Price"). Under certain circumstances, including upon the death or disability of Dr. Zaidenweber, the Company is required to purchase Dr. Zaidenweber's stock at the Call Price. Pursuant to the terms of the stockholders' agreement, the Company is required to pay the purchase price for Dr. Zaidenweber's Grupo Ambar shares in cash. Under the terms of its senior loan agreements however, the Company is prohibited from paying cash or cash equivalents as part of the purchase price for Dr. Zaidenweber's shares of Grupo Ambar, except pursuant to a loan arrangement subordinated to the Company's obligations under its senior loan agreements. The Company and Dr. Zaidenweber have not yet agreed on an appropriate modification to the stockholders' agreement to take into account the foregoing prohibition under the Company's senior loan agreements.

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

In connection with the implementation of the Plan, the Company entered into several transactions with the institutions which are listed in the table in "Security Ownership of Certain Beneficial Owners" above. Pursuant to the Plan, each such institution or its affiliate acquired shares of New Common Stock, Notes (as described in note 12 to the Consolidated Financial Statements included elsewhere in this Report), Altamira Trust Notes and Discontinued Operations Trust Notes (as described in note 1 to the Consolidated Financial Statements), and distributions of cash (as described in note 3 to the Consolidated Financial Statements). In addition, Guilford's Revolving Credit Facility (described in note 12 to the Consolidated Financial Statements) is provided by certain of the institutions listed in "Security Ownership of Certain Beneficial Owners" (or affiliates of such institutions) as follows: Wachovia Bank, National Association; Bank One, NA; General Electric Capital Corporation (an affiliate of GE Capital CFE, Inc.); and The Prudential Insurance Company of America (an affiliate of Prudential Financial, Inc.).

                                     PART IV


ITEM 14.    CONTROLS AND PROCEDURES

(a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Within 90 days prior to the filing date of this annual report on Form 10-K, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this annual report on Form 10-K.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS A PART OF THIS REPORT:

          1.   Financial Statements

               See Item 8 of Part II

          2.   Financial Statement Schedules

               See Item 8 of Part II

          3.   Exhibits


EXHIBIT NO.         DESCRIPTION OF EXHIBIT
-----------         ----------------------

(2) (a) Amended Joint Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code, dated August 15, 2002, as filed with the U.S. Bankruptcy Court for the Southern District of New York (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on October 4, 2002 (the "10/4/02 8-K")).

(2) (b) Amended Disclosure Statement to Amended Joint Plan of Reorganization dated August 15, 2002 (incorporated by reference to Exhibit 2.2 to the 10/4/02 8-K).

(2) (c) Bankruptcy Court Order, dated September 20, 2002, confirming the Amended Joint Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code (incorporated by reference to Exhibit 2.3 to the 10/4/02 8-K).

(3) (a) Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's 10/4/02 8-K).

(3) (b) Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's 10/4//02 8-K).

(4) (a) Note Agreement, dated October 1, 2002, entered into by and between the Company and each of the purchasers named in the purchasers' schedule thereto.

(4) (b) Registration Rights Agreement, dated October 1, 2002, by and among the Company and the Investors named therein.

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

(10) (d)*           Amended and Restated Phantom Stock Agreement between the
                    Company and Charles A. Hayes dated September 21, 1994
                    (incorporated by reference to Exhibit (10) (m) to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994).

(10) (e)*           Guilford Mills, Inc. Excess Benefit Plan (incorporated by
                    reference to Exhibit (10) (a) to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 1996).

(10) (f)*           First Amendment to the Guilford Mills, Inc. Excess Benefit
                    Plan (incorporated by reference to Exhibit (10) (w) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (the "2001 Annual Report")).

(10) (g)*           Guilford Mills, Inc. Amended and Restated Trust for
                    Non-Qualified Plans, dated as of February 16, 2001
                    (incorporated by reference to Exhibit (10) (x) to the 2001
                    Annual Report).

(10) (h)*           Guilford Mills, Inc. Executive Deferred Compensation Plan,
                    dated as of February 12, 2001 (incorporated by reference to Exhibit (10) (y) to the 2001 Annual Report).

(10) (i)*           Guilford Mills, Inc. Senior Managers' Life Insurance Plan
                    and related Plan Agreement (incorporated by reference to Exhibit (10) (r) to the Annual Report on Form 10-K for the fiscal year ended June 28, 1992 ("1992 Annual Report")).

(10) (j)*           Guilford Mills, Inc. Senior Managers' Pre-Retirement Life
                    Insurance Agreement (incorporated by reference to Exhibit
                    (10) (s) to the 1992 Annual Report).

(10) (k)*           Guilford Mills, Inc. Senior Managers' Supplemental
                    Retirement Plan and related Plan Agreement (incorporated by reference to Exhibit (10) (t) to the 1992 Annual Report).

(10) (l)*           Salary Continuation Agreement, dated November 12, 2002, by and between the Company and John A. Emrich.

(10) (m)*           Salary Continuation Agreement, dated November 12, 2002, by and between the Company and Richard E. Novak.

(10) (n)*           Salary Continuation Agreement, dated November 12, 2002, by and between the Company and David B. Schweibold.

(10) (o)*           Salary Continuation Agreement, dated November 12, 2002, by and between the Company and Robert A. Emken, Jr.

(10) (p)*           Consulting Agreement, dated March 12, 2002, by and between the Company and David H. Taylor (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002).

(10) (q)*           First Amendment to Consulting Agreement, dated August 30,
                    2002, by and between the Company and David H. Taylor.

(10) (r)*           Second Amendment to Consulting Agreement, dated October 31,
                    2002, by and between the Company and David H. Taylor.

(10) (s)*           Management Compensation Trust Agreement between the Company and North Carolina Trust Company dated July 1, 1991
                    (incorporated by reference to Exhibit (10) (y) to the 1992
                    Annual Report).

(10) (t)*           Amendment to the Management Compensation Trust Agreement
                    between the Company and North Carolina Trust Company dated
                    April 1, 1992 (incorporated by reference to Exhibit (10) (z) to the 1992 Annual Report).

(10) (u)*           Form of Retention Emergence Bonus Agreement.

(10) (v) Steam Purchase Contract, dated November 30, 1984, by and between the Company and Cogentrix Eastern Carolina, LLC. (successor to Cogentrix Leasing Corporation).

(10) (w) First Amendment to Steam Purchase Agreement, dated August 1, 1991, by and between the Company and Cogentrix Eastern Carolina, LLC.

(10) (x) Altamira Trust Agreement and Declaration of Trust, dated October 1, 2002, by and between the Company and Wilmington Trust Company.

(10) (y) Credit, Security, Guaranty and Pledge Agreement, dated October 1, 2002, among the Company, the Guarantors and Lenders referred to therein, and Wachovia Bank, National Association, as Administrative Agent, Collateral Agent and Issuing Bank.

(10) (z) Amended and Restated Factoring Agreement, dated October 1, 2002, by and between the Company and The CIT
                    Group/Commercial Services, Inc.

(21)                Subsidiaries of the Registrant.

(99) (a) Certification of Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99) (b) Certification of Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Items denoted with an asterisk represent management contracts or compensatory plans or arrangements.


(B) REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K (a "Form 8-K") with the Securities and Exchange Commission ("SEC") on July 17, 2002 regarding the Plan and the related disclosure statement.

The Company filed a Form 8-K with the SEC on July 24, 2002 regarding the Company's June 2002 monthly operating report filed with the bankruptcy court.

The Company filed a Form 8-K with the SEC on August 6, 2002 regarding the change in the Company's independent public accountants.

The Company filed a Form 8-K with the SEC on August 14, 2002 regarding certifications made by the Company's chief executive officer and chief financial officer with respect to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

The Company filed a Form 8-K with the SEC on August 21, 2002 regarding the Company's July 2002 monthly operating report filed with the bankruptcy court.

The Company filed a Form 8-K with the SEC on August 29, 2002 regarding the Plan and related disclosure statement.

The Company filed a Form 8-K with the SEC on September 23, 2002 regarding the Company's August 2002 monthly operating report filed with the bankruptcy court.

The Company filed a Form 8-K with the SEC on September 27, 2002 regarding the distribution of New Common Stock in connection with the Company's emergence from bankruptcy.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GUILFORD MILLS, INC.

                                            By: /s/ David H. Taylor
                                                -------------------------------
                                                David H. Taylor
                                                Chief Financial Officer

Dated: January 14, 2003



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              SIGNATURE                                         TITLE                                              DATE
              ---------                                         -----                                              ----
/s/ Michael T. Monahan                          Chairman of the Board of Directors                           January 14, 2003
-----------------------------------------
Michael T. Monahan

                                                Director; President and Chief Executive Officer
/s/ John A. Emrich                              (Principal Executive Officer)                                January 14, 2003
-----------------------------------------
John A. Emrich

                                                Chief Financial Officer (Principal Financial and
/s/ David H. Taylor                             Accounting Officer)                                          January 14, 2003
-----------------------------------------
David H. Taylor


/s/ David G. Elkins                             Director                                                     January 14, 2003
-----------------------------------------
David G. Elkins


/s/ Kevin M. McShea                             Director                                                     January 14, 2003
-----------------------------------------
Kevin M. McShea


/s/ Charles M. Price                            Director                                                     January 14, 2003
-----------------------------------------
Charles M. Price


/s/ Todd A. Robinson                            Director                                                     January 14, 2003
-----------------------------------------
Todd A. Robinson


/s/ Ronald M. Ruzic                             Director                                                     January 14, 2003
-----------------------------------------
Ronald M. Ruzic


                                 CERTIFICATIONS

I, John A. Emrich, certify that:

1. I have reviewed this annual report on Form 10-K of Guilford Mills, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: January 14, 2003


/s/ John A. Emrich
------------------------------------------
John A. Emrich
President and Chief Executive Officer

I, David H. Taylor, certify that:

1. I have reviewed this annual report on Form 10-K of Guilford Mills, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: January 14, 2003


/s/ David H. Taylor
--------------------------------
David H. Taylor
Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION OF EXHIBIT
-----------         ----------------------

(2) (a) Amended Joint Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code, dated August 15, 2002, as filed with the U.S. Bankruptcy Court for the Southern District of New York (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on October 4, 2002 (the "10/4/02 8-K")).

(2) (b) Amended Disclosure Statement to Amended Joint Plan of Reorganization dated August 15, 2002 (incorporated by reference to Exhibit 2.2 to the 10/4/02 8-K).

(2) (c) Bankruptcy Court Order, dated September 20, 2002, confirming the Amended Joint Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code (incorporated by reference to Exhibit 2.3 to the 10/4/02 8-K).

(3) (a) Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's 10/4/02 8-K).

(3) (b) Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's 10/4//02 8-K).

(4) (a) Note Agreement, dated October 1, 2002, entered into by and between the Company and each of the purchasers named in the purchasers' schedule thereto.

(4) (b) Registration Rights Agreement, dated October 1, 2002, by and among the Company and the Investors named therein.

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

(10) (d)*           Amended and Restated Phantom Stock Agreement between the
                    Company and Charles A. Hayes dated September 21, 1994
                    (incorporated by reference to Exhibit (10) (m) to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994).

(10) (e)*           Guilford Mills, Inc. Excess Benefit Plan (incorporated by
                    reference to Exhibit (10) (a) to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 1996).

(10) (f)*           First Amendment to the Guilford Mills, Inc. Excess Benefit
                    Plan (incorporated by reference to Exhibit (10) (w) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (the "2001 Annual Report")).

(10) (g)*           Guilford Mills, Inc. Amended and Restated Trust for
                    Non-Qualified Plans, dated as of February 16, 2001
                    (incorporated by reference to Exhibit (10) (x) to the 2001
                    Annual Report).

(10) (h)*           Guilford Mills, Inc. Executive Deferred Compensation Plan,
                    dated as of February 12, 2001 (incorporated by reference to Exhibit (10) (y) to the 2001 Annual Report).

(10) (i)*           Guilford Mills, Inc. Senior Managers' Life Insurance Plan
                    and related Plan Agreement (incorporated by reference to Exhibit (10) (r) to the Annual Report on Form 10-K for the fiscal year ended June 28, 1992 ("1992 Annual Report")).

(10) (j)*           Guilford Mills, Inc. Senior Managers' Pre-Retirement Life
                    Insurance Agreement (incorporated by reference to Exhibit
                    (10) (s) to the 1992 Annual Report).

(10) (k)*           Guilford Mills, Inc. Senior Managers' Supplemental
                    Retirement Plan and related Plan Agreement (incorporated by reference to Exhibit (10) (t) to the 1992 Annual Report).

(10) (l)*           Salary Continuation Agreement, dated November 12, 2002, by and between the Company and John A. Emrich.

(10) (m)*           Salary Continuation Agreement, dated November 12, 2002, by and between the Company and Richard E. Novak.

(10) (n)*           Salary Continuation Agreement, dated November 12, 2002, by and between the Company and David B. Schweibold.

(10) (o)*           Salary Continuation Agreement, dated November 12, 2002, by and between the Company and Robert A. Emken, Jr.

(10) (p)*           Consulting Agreement, dated March 12, 2002, by and between the Company and David H. Taylor (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002).

(10) (q)*           First Amendment to Consulting Agreement, dated August 30,
                    2002, by and between the Company and David H. Taylor.

(10) (r)*           Second Amendment to Consulting Agreement, dated October 31,
                    2002, by and between the Company and David H. Taylor.

(10) (s)*           Management Compensation Trust Agreement between the Company and North Carolina Trust Company dated July 1, 1991
                    (incorporated by reference to Exhibit (10) (y) to the 1992
                    Annual Report).

(10) (t)*           Amendment to the Management Compensation Trust Agreement
                    between the Company and North Carolina Trust Company dated
                    April 1, 1992 (incorporated by reference to Exhibit (10) (z) to the 1992 Annual Report).

(10) (u)*           Form of Retention Emergence Bonus Agreement.

(10) (v) Steam Purchase Contract, dated November 30, 1984, by and between the Company and Cogentrix Eastern Carolina, LLC. (successor to Cogentrix Leasing Corporation).

(10) (w) First Amendment to Steam Purchase Agreement, dated August 1, 1991, by and between the Company and Cogentrix Eastern Carolina, LLC.

(10) (x) Altamira Trust Agreement and Declaration of Trust, dated October 1, 2002, by and between the Company and Wilmington Trust Company.

(10) (y) Credit, Security, Guaranty and Pledge Agreement, dated October 1, 2002, among the Company, the Guarantors and Lenders referred to therein, and Wachovia Bank, National Association, as Administrative Agent, Collateral Agent and Issuing Bank.

(10) (z) Amended and Restated Factoring Agreement, dated October 1, 2002, by and between the Company and The CIT
                    Group/Commercial Services, Inc.

(21)                Subsidiaries of the Registrant.

(99)(a) Certification of Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)(b) Certification of Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Items denoted with an asterisk represent management contracts or compensatory plans or arrangements.