Form 10-Q
period 2002-12-29
GUILFORD MILLS INC
filed 2003-02-12
CIK 44471

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 29, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____ to ______

                        Commission File Number 000-50025

                              GUILFORD MILLS, INC.
                         ----------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                     13-1995928
 ------------------------------         ---------------------------------------

 (State or other jurisdiction of        (I.R.S. Employer Identification number)
  incorporation or organization)


                 6001 West Market Street, Greensboro, N.C. 27409
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code - (336) 316-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ( ) No (X)

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes (X) No ( )

                  Number of shares of common stock outstanding
                        at December 31, 2002 - 5,501,053

                              GUILFORD MILLS, INC.
                                    Form 10-Q
                                December 29, 2002

                                      INDEX

                                                                           Page

                        PART I --- FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed  Consolidated  Balance Sheets,  September 29, 2002
(Successor Company) and December 29, 2002 (Successor Company)                3

Condensed  Consolidated  Statements of Operations  for the Thirteen
Weeks Ended December 30, 2001 (Predecessor  Company) and December
29, 2002  (Successor Company)                                                4

Condensed Consolidated Statements of Cash Flows for the Thirteen
Weeks Ended December 30, 2001 (Predecessor Company)  and December
29, 2002 (Successor Company)                                                 5

Notes to Condensed Consolidated Financial Statements                         6

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                   12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         18

Item 4.   Controls and Procedures                                           18

                          PART II --- OTHER INFORMATION

Item 1.  Legal Proceedings                                                  19

Item 2.   Changes in Securities and Use of Proceeds                         19

Item 6.  Exhibits and Reports on Form 8-K                                   19

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                              Guilford Mills, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 29, 2002 and December 29, 2002
                                 (In thousands)

        ---------------------------------------------------------------- --------------------- ---------------------
                                                                          Successor Company     Successor Company
                                                                            September 29,          December 29,
                                                                                 2002                  2002
        ---------------------------------------------------------------- --------------------- ---------------------
                                                                                                   (unaudited)
        Assets
        Cash and cash equivalents                                           $     25,074          $     31,658
        Receivables, net                                                          91,614                58,291
        Inventories                                                               62,341                66,748
        Other current assets                                                      13,169                11,941
        ---------------------------------------------------------------- --------------------- ---------------------
                      Total current assets                                       192,198               168,638
        Property, net                                                            114,981               113,060
        Altamira trust assets                                                     22,000                22,000
        Other assets                                                              10,318                10,264
        ---------------------------------------------------------------- --------------------- ---------------------
                      Total assets                                            $  339,497            $  313,962
        ---------------------------------------------------------------- --------------------- ---------------------

        Liabilities
        Short-term borrowings                                                 $    6,199       $            --
        Current maturities of long-term debt                                         417                 1,292
        Accounts payable                                                          41,952                27,127
        Other current liabilities                                                 30,825                22,566
        ---------------------------------------------------------------- --------------------- ---------------------
                      Total current liabilities                                   79,393                50,985
        ---------------------------------------------------------------- --------------------- ---------------------
        Long-term debt                                                           136,939               139,673
        Altamira trust notes                                                      22,000                22,000
        Other liabilities                                                         46,165                45,657
        ---------------------------------------------------------------- --------------------- ---------------------
                      Total long-term liabilities                                205,104               207,330
        ---------------------------------------------------------------- --------------------- ---------------------

        Commitments and Contingencies (Note 13)

        Stockholders' Investment
        Common stock, including capital in excess of par                          55,000                55,000
        Retained earnings                                                             --                   101
        Accumulated other comprehensive income                                        --                   546
        ---------------------------------------------------------------- --------------------- ---------------------
                       Total stockholders' investment                             55,000                55,647
        ---------------------------------------------------------------- --------------------- ---------------------
                       Total liabilities and stockholders' investment         $  339,497             $ 313,962
        ---------------------------------------------------------------- --------------------- ---------------------

  See accompanying notes to condensed consolidated financial statements.

                              Guilford Mills, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Thirteen Weeks Ended December 30, 2001 and December 29, 2002
                      (In thousands except per share data)
                                   (Unaudited)


         ----------------------------------------------------------------- --------------------- ---------------------
                                                                               Predecessor            Successor
                                                                                 Company               Company
                                                                               December 30,          December 29,
                                                                                   2001                 2002
         ----------------------------------------------------------------- --------------------- ---------------------

         Net Sales                                                            $   137,568           $   111,241
         Cost of Goods Sold                                                       126,730                94,008
         ----------------------------------------------------------------- --------------------- ---------------------
              Gross Profit                                                         10,838                17,233
         Selling and Administrative Expenses                                       17,769                13,116
         Restructuring Charges                                                        886                    --
         Reorganization Costs                                                          --                   276
         ----------------------------------------------------------------- --------------------- ---------------------
         Operating Income (Loss)                                                   (7,817)                3,841
         Interest Expense                                                           7,452                 3,727
         Other Income, Net                                                           (188)                  (38)

         ----------------------------------------------------------------- --------------------- ---------------------
         Income (Loss) Before Income Taxes                                        (15,081)                  152
         Income Taxes                                                                  --                    51
         ----------------------------------------------------------------- --------------------- ---------------------
         Net Income (Loss)                                                    $   (15,081)          $       101
         ----------------------------------------------------------------- --------------------- ---------------------

         Net Income (Loss) Per Share:
              Basic                                                           $    (0.82)           $     0.02
              Diluted                                                              (0.82)                 0.02
         ----------------------------------------------------------------- --------------------- ---------------------

          See accompanying notes to condensed consolidated financial statements.

                              Guilford Mills, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Thirteen Weeks Ended December 30, 2001 and December 29, 2002
                                 (In thousands)
                                   (Unaudited)


     --------------------------------------------------------------------------------- ----------------- -----------------
                                                                                           Predecessor       Successor
                                                                                             Company          Company
                                                                                           December 30,     December 29,
                                                                                              2001              2002
     --------------------------------------------------------------------------------- ----------------- -----------------

     Cash Flows From Operating Activities:
         Net income (loss)                                                               $   (15,081)    $         101
         Depreciation and amortization                                                        11,334             3,661
         Other adjustments to net income or loss, net                                         (2,542)               74
         Net changes in operating assets and liabilities                                      11,425           (11,116)
     --------------------------------------------------------------------------------- ----------------- -----------------
         Net cash provided by (used in) operating activities                                   5,136            (7,280)
     --------------------------------------------------------------------------------- ----------------- -----------------

     Cash Flows From Investing Activities:
         Additions to property                                                                (2,067)           (1,494)
         Proceeds from sale of property and disposition of other assets                        3,375            17,891
         Other investing activities, net                                                        (151)               --
     --------------------------------------------------------------------------------- ----------------- -----------------
         Net cash provided by investing activities                                             1,157            16,397
     --------------------------------------------------------------------------------- ----------------- -----------------
     Cash Flows From Financing Activities:
         Short-term borrowings, net                                                           (7,587)           (6,702)
         Payments of long-term debt                                                          (35,217)           (1,943)
         Proceeds from issuance of long-term debt, net of deferred financing costs            38,578             6,176
            paid
     --------------------------------------------------------------------------------- ----------------- -----------------
         Net cash used in financing activities                                                (4,226)           (2,469)
     --------------------------------------------------------------------------------- ----------------- -----------------

     Effect of Exchange Rate Changes on Cash and
        Cash Equivalents                                                                          32               (64)
     --------------------------------------------------------------------------------- ----------------- -----------------

     Net Increase In Cash and Cash Equivalents                                                 2,099             6,584
     Beginning Cash and Cash Equivalents                                                       5,645            25,074
     --------------------------------------------------------------------------------- ----------------- -----------------
     Ending Cash and Cash Equivalents                                                     $    7,744       $    31,658
     --------------------------------------------------------------------------------- ----------------- -----------------

        See accompanying notes to condensed consolidated financial statements.

                              GUILFORD MILLS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 29, 2002
                                   (Unaudited)


1.  The Company
Historically, Guilford Mills, Inc. ("Guilford" or the "Company") operated as a diversified textile manufacturer and participated in a broad range of markets and segments. During 2001 and 2002, the Company restructured and reorganized its operations, exiting many markets and concentrating its resources and energies in areas which it believes are stable and provide opportunities for profitable growth. As a result, Guilford is now primarily a supplier of automotive textile products. The Company currently participates in the following segments:
Automotive, Industrial and Apparel.

2.  Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Condensed Consolidated Balance Sheet as of September 29, 2002 has been taken from the audited financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the year ended September 29, 2002.

The condensed consolidated financial statements included herein reflect all adjustments (none of which is other than normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the information included. For comparative purposes, certain amounts for fiscal 2002 have been reclassified to conform to the fiscal 2003 presentation.

Results for any portion of a year are not necessarily indicative of the results to be expected for a full fiscal year due to the seasonal aspects of the automotive and textile industries.

3.  Fiscal Period End
The Company's fiscal year ends on the Sunday nearest to September 30. The Company's first quarter in fiscal 2003 and fiscal 2002 ended on December 29, 2002 and December 30, 2001, respectively. Each of the quarters is comprised of 13 weeks.

4.  Reorganization and Fresh-Start Reporting
Reorganization - On March 5, 2002, the Company reached an agreement in principle with its senior lenders on a restructuring of the Company's approximately $274 million senior indebtedness. To conclude the restructuring as quickly as possible, the Company and its domestic subsidiaries (collectively, the "Debtors") filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") on March 13, 2002 (the "Filing Date"). The Chapter 11 cases were jointly administered under case no. 02-40667 (BRL) and, pursuant to the Bankruptcy Court's approval of the Plan as defined below, were substantively consolidated for the purpose of consummating the Plan. During the period from the Filing Date until October 4, 2002 (the "Effective Date"), the Debtors operated their businesses as debtors-in-possession under Chapter 11 of the Bankruptcy Code. The Company's non-U.S. subsidiaries did not file voluntary petitions and were, therefore, not Debtors.

As a result of these Chapter 11 filings, actions to collect pre-petition indebtedness were stayed. In addition, under the Bankruptcy Code, the Debtors had the right to assume or reject executory contracts, including real estate leases, employment contracts, personal property leases, service contracts and other unexpired, executory pre-petition contracts, subject to Bankruptcy Court approval. Parties affected by these rejections were permitted to file claims with the Bankruptcy Court in accordance with the Bankruptcy Code. The Company estimated the aggregate amount of the liability that may result from the filing of claims for certain contracts that were rejected and reflected such amount in its fiscal 2002 financial statements.

The Company's amended joint plan of reorganization dated August 15, 2002 (the "Plan"), was confirmed by the Bankruptcy Court on September 20, 2002, and on October 4, 2002, the Debtors emerged from their bankruptcy proceedings.

On or about the Effective Date, the following transactions or events occurred:

1. The Company's senior secured debt of approximately $274 million was discharged, and was replaced with new senior notes, due October 4, 2005, totaling $135 million.
2. All of the Company's old common stock was cancelled and replaced with 5,501,053 shares of new common stock. Of these new shares, approximately 90% (4,950,000 shares) were issued to the Company's senior lenders as partial consideration for the debt reduction described above. The remaining shares were issued to the holders of the Company's old common stock in a ratio of one new share for every 34.776338 old shares, subject to rounding.
3. The Company transferred approximately $70 million in cash and property to trusts and its senior lenders, as partial consideration for the debt reduction described above.
4. The Company's $30 million Debtor-In-Possession Credit Agreement, dated as of March 13, 2002, with Wachovia Bank was cancelled and the Company entered into a $25 million revolving credit facility.
5. The Company began paying in cash approximately $15.6 million in pre-petition liabilities to its vendors, payment of which had been stayed during the bankruptcy proceedings.
6.       The new members of the board of directors began serving as directors.

Fresh Start Reporting - Upon emergence from Chapter 11, the Company adopted the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh Start Reporting" or "SOP 90-7") as promulgated by the AICPA. Accordingly, all assets and liabilities have been restated to reflect their reorganization value, which approximates their fair value at the Effective Date. The Company has recorded the effects of the Plan and Fresh Start Reporting as of September 29, 2002. The consolidated balance sheets and related information at September 29, 2002 and December 29, 2002 is referred to as Successor Company, and reflect the effects of the reorganization and the principles of Fresh Start Reporting. Financial statement amounts prior to September 29, 2002, including the results of operations and cash flows for the quarter ended December 30, 2001, reflect operations prior to the Company's emergence from Chapter 11 proceedings, and are referred to as Predecessor Company.

In adopting the requirements of Fresh Start Reporting as of September 29, 2002, the Company was required to value its assets and liabilities at fair value as of September 29, 2002. The reorganization value of the Company's new common equity of approximately $55 million was determined based on an independent valuation by financial specialists after consideration of several factors and by using various valuation methods including appraisals, cash flow multiples, price/earnings ratios and other relevant industry information. The reorganization value of the Company has been allocated to various asset categories pursuant to Fresh Start Reporting principles.

Altamira Trust - Pursuant to the Plan, on the Effective Date, the Company transferred to a newly created trust certain assets relating to the Company's discontinued operations located in Altamira, Mexico (the "Altamira Trust"). Such assets, which have an estimated fair market value of $22 million, include (among other items) the Company's 50% equity interest in a joint venture which owns certain infrastructure assets in an Altamira industrial park as well as stock of the Company's wholly-owned Mexican subsidiaries which (until the fourth quarter of the Company's 2002 fiscal year) had operated in such park. The Altamira Trust issued notes to the secured lenders in the aggregate principal amount of $22 million (the "Altamira Trust Notes") in connection with the implementation of the Plan and in partial satisfaction of such lenders' prepetition claim against the Company. The Altamira Trust Notes are secured by liens on all of the Altamira Trust assets, bear interest at the annual rate of 10%, are payable on October 4, 2005, and are payable only from the Altamira Trust assets. The trustee of the Altamira Trust is required to pay all liabilities and obligations of the Altamira Trust from the Altamira Trust assets. The Company is not a guarantor of, nor otherwise responsible for, the payment of the Altamira Trust Notes or other liabilities of the Altamira Trust. The Company is, however, the sole beneficiary of the Altamira Trust and, therefore, is entitled to receive the Altamira Trust assets remaining, if any, after the payment in full of the Altamira Trust Notes and of all other liabilities and obligations of the Altamira Trust. Under the provisions of SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Restatement of FASB Statement No. 125" (SFAS No. 140), the Company has recognized the assets and liabilities of the Altamira Trust in its consolidated financial statements.

5.   Factors Affecting Comparability of Financial Information
As a consequence of the implementation of Fresh Start Reporting effective September 29, 2002, the financial information presented in the unaudited consolidated statement of operations and the corresponding statement of cash flows for the thirteen weeks ended December 29, 2002 is generally not comparable to the financial results for the thirteen weeks ended December 30, 2001. Any financial information herein labeled "Predecessor Company" refers to periods prior to the adoption of Fresh Start Reporting, while those labeled "Successor Company" refer to periods following the Company's reorganization.

The lack of comparability in the accompanying unaudited consolidated financial statements relates primarily to the Company's capital structure (outstanding shares used in earnings per share calculations) and capital costs (interest, depreciation and amortization), as well as debt restructuring and reorganization costs.

6.    Per Share Information
Basic net income (loss) per share information has been computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the periods presented. The weighted average shares used in computing basic net income (loss) per share for the thirteen weeks ended December 29, 2002 and December 30, 2001 were 5,501,000 and 18,484,000, respectively. As described in Note 4, on or about October 4, 2002 all of the Company's old common stock was cancelled and replaced with 5,501,053 shares of new common stock.

Diluted net income (loss) per share information also considers the dilutive effect of stock options and restricted stock grants. The weighted average shares used in computing diluted net income (loss) per share for the thirteen weeks ended December 29, 2002 and December 30, 2001 were 5,501,000 and 18,484,000, respectively, as there were no dilutive stock options or restricted stock grants outstanding. During the periods ended December 29, 2002 and December 30, 2001, outstanding stock options and shares of restricted stock of 36,000 and 1,807,000, respectively, were antidilutive and not included in the calculation of diluted net income (loss) per share.

7.       Receivables
Receivables at September 29, 2002 and December 29, 2002 consisted of the following (dollars in thousands):

     ------------------------------------------------------------- -----------------------------------
                                                                           Successor Company
     ------------------------------------------------------------- -----------------------------------
                                                                    September 29,      December 29,
                                                                         2002              2002
     ------------------------------------------------------------- ----------------- -----------------

     Trade accounts receivable                                         $  80,744         $  65,624
     Insurance receivables                                                17,887                --
     Other                                                                   825                31
     ------------------------------------------------------------- ----------------- -----------------
                                                                          99,456            65,655
     Less - Allowances                                                     7,842             7,364
     ------------------------------------------------------------- ----------------- -----------------
          Receivables, net                                             $  91,614         $  58,291
     ------------------------------------------------------------- ----------------- -----------------

8.   Inventories
Inventories at September 29, 2002 and December 29, 2002 consisted of the following (dollars in thousands):

     ------------------------------------------------------------- -----------------------------------
                                                                            Successor Company
     ------------------------------------------------------------- ----------------- -----------------
                                                                     September 29,      December 29,
                                                                          2002             2002
     ------------------------------------------------------------- ----------------- -----------------

       Finished goods                                                    $ 24,080         $27,218
       Raw materials and work in process                                   32,933          34,082
       Manufacturing supplies                                               5,328           5,448
     ------------------------------------------------------------- ----------------- -----------------
       Total inventories                                                 $ 62,341        $ 66,748
     ------------------------------------------------------------- ----------------- -----------------


9.  Comprehensive Income (Loss)
For the thirteen weeks ended December 30, 2001 and December 29, 2002, total comprehensive income (loss) was as follows (dollars in thousands):

     ------------------------------------------------------------- ----------------- -----------------
                                                                       Predecessor       Successor
                                                                         Company          Company
                                                                       December 30,     December 29,
                                                                           2001             2002
     ------------------------------------------------------------- ----------------- -----------------

       Net income (loss)                                               $ (15,081)           $ 101
       Foreign currency translation gain                                     237              546
     ------------------------------------------------------------- ----------------- -----------------
       Comprehensive income (loss)                                     $ (14,844)           $ 647
     ------------------------------------------------------------- ----------------- -----------------

10.   Financial Instruments
The Company's financial instruments include cash and cash equivalents, receivables, accounts payable, short-term borrowings and long-term debt. Because of their short maturity, the carrying amount of cash, receivables and accounts payable approximates fair value. Fair value of short-term borrowings and long-term debt is estimated based on current rates offered for similar debt. At September 29, 2002 and December 29, 2002, the carrying amount of short-term borrowings and long-term debt, including the current portion, approximates fair value.

11.   Segment Information
For fiscal 2003, the Company has identified three reportable segments based on market sectors: Automotive, Industrial and Apparel. During fiscal 2002, the Company also participated in the Direct-to-Retail Home Fashions segment.

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

The Apparel segment fabrics have historically been used predominantly in women's intimate apparel, ready-to-wear and swimwear garments, team sportswear and linings. Since the fourth quarter of fiscal 2000, the Company has effected the strategic realignment of its apparel operations resulting in the closing of facilities and a substantial decrease in manufacturing capacity.

The Company previously participated in the Direct-to-Retail Home Fashions market and produced window curtains, knit and/or lace comforters, sheets, shower curtains, pillowcases and bedskirts sold directly to department stores, discount retailers and catalog houses. The Company also produced upholstery fabrics for use in office and residential furniture. The Company no longer manufactures or distributes products in this market segment.

For comparative purposes, certain amounts have been reclassified to conform with fiscal 2003 presentation. The Company neither allocates to the segments nor bases segment decisions on the following:

o         Interest expense
o        Other income and expense
o        Income tax expense or benefit
o         Reorganization costs

(Dollars in thousands)


----------------------------------------- ------------- -------------- ------------- ------------------ ------------- ------------
                                                                                     Direct-to-Retail   Unallocated
                                          Automotive    Industrial       Apparel       Home Fashions       Items         Total
----------------------------------------- ------------- -------------- ------------- ------------------ ------------- ------------
Quarter ended December 30, 2001                                            (Predecessor Company)

External Sales                              $ 81,270      $ 12,293       $ 29,321        $ 14,684       $        --    $ 137,568
Intersegment Sales                                --            --             --              --           16,633        16,633
Restructuring Expense                             --            --            886              --               --           886
Operating Profit (Loss)                        1,432          (960)        (6,850)         (1,439)              --        (7,817)
Interest Expense                                  --            --             --              --            7,452         7,452
Other Income, net                                 --            --             --              --             (188)         (188)
Loss Before Income Taxes                          --            --             --              --               --       (15,081)
----------------------------------------- ------------- -------------- ------------- ------------------ ------------- ------------
Quarter ended December 29, 2002                                             (Successor Company)
External Sales                              $ 92,705     $  11,821       $  6,715    $           --     $         --   $ 111,241
Intersegment Sales                                --            --             --              --           13,472        13,472
Reorganization Costs                              --            --             --              --              276           276
Operating Profit (Loss)                        5,447           415         (1,745)             --             (276)        3,841
Interest Expense                                  --            --             --              --            3,727         3,727
Other Income, net                                 --            --             --              --              (38)          (38)
Income Before Income Taxes                        --            --             --              --               --           152
----------------------------------------- ------------- -------------- ------------- ------------------ ------------- ------------


12.  Restructuring and Impaired Asset Charges
During  fiscal  2000,   the  Company   determined   that  it  was  necessary  to
strategically realign its apparel operations. The Company announced several restructuring actions during fiscal 2000, 2001 and 2002.

Fiscal 2002 - Predecessor Company
As of September 30, 2001, the Company had an accrued liability of $1,954,000 for severance costs and other obligations as a result of restructuring its apparel segment operations. During the first fiscal quarter of 2002, charges against the accrual totaled $1,053,000. The table below summarizes the restructuring accrual (dollars in thousands):

                                      September 30, 2001   Reserves     December 30, 2001
                                       reserve balance     utilized      reserve balance
    -------------------------------- ------------------ --------------- -------------------
    Severance and related
      employee benefit costs                 $ 1,708         $ 1,053             $ 655
    Other costs                                  246               -               246
    -------------------------------- ------------------ --------------- -------------------
    Total                                    $ 1,954         $ 1,053             $ 901
    -------------------------------- ------------------ --------------- -------------------

The Company also incurred additional restructuring costs of $886,000 during the first quarter of fiscal 2002, primarily related to notice pay and stay bonuses.

Fiscal 2003 - Successor Company
As of September 29, 2002, the Company had an accrued liability of $1,343,000 for severance costs as a result of restructuring its apparel segment operations. During the first quarter of fiscal 2003, charges against the accrual totaled $884,000. The table below summarizes the restructuring accrual (dollars in thousands):


                                     September 29, 2002    Reserves       December 29, 2002
                                      reserve balance      utilized        reserve balance
    -------------------------------- ------------------ --------------- -------------------
    Severance and related
      employee benefit costs                 $ 1,343            $884              $459
    -------------------------------- ------------------ --------------- -------------------

13.  Commitments and Contingencies
The Company is a partial guarantor of certain third party debt owed by one of the Company's equity method investees, which is payable in monthly installments through October 2019, subject to certain call provisions. As of December 29, 2002, the amount of such debt subject to the Company's guarantee is $2,286,000, plus accrued interest and expenses, and the investee is current in all of its obligations thereunder. No liability has been recorded in the accompanying consolidated financial statements related to this guarantee.

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

The Company received a letter from the North Carolina Department of Environmental Management ("NC DEM") on September 18, 2001, stating that its facility in Fuquay-Varina, NC, had been placed on the state list of Inactive Hazardous Waste Sites ("IHWS"). According to the state, the facility was placed on the IHWS due to information the state has concerning waste handling practices in the 1984 - 1988 time period. As a result of this listing, the Company has completed a Remedial Investigation Report and, on October 16, 2002, agreed to conduct additional assessment activities under the supervision of the NC DEM.

The Company is conducting studies and implementing operational and capital improvements to the wastewater treatment plant at its facility in Kenansville, NC, under a Special Order by Consent ("SOC") with the North Carolina Division of Water Quality, that expires on June 1, 2003. The failure of the Company to achieve compliance with National Pollution Discharge Elimination permit effluent limitations as specified in the SOC may result in the imposition of monetary penalties against the Company.

At December 29, 2002,  environmental accruals amounted to $1,778 of which $1,448
is  non-current  and  was  included  in  other  long-term   liabilities  in  the
accompanying balance sheet.

In the ordinary course of its business, the Company imports into the United States a variety of products in connection with its manufacturing operations. During fiscal 2002, primarily in order to supplement its domestic production of two automotive fabric styles, the Company imported into the United States from its wholly-owned subsidiary in the United Kingdom, a limited amount of fabrics which are identical to styles that are produced in the Company's U.S. facilities. Upon importation of this merchandise, the Company paid all applicable customs duties, taxes, and fees. After the end of the 2002 fiscal year, however, Company management became aware that these U.K. imports had not been properly marked and certified as to country of origin, as required by U.S. customs laws. The Company has disclosed this matter to the U.S. Customs Service, in accordance with applicable procedures, and expects to pay approximately $150,000 in additional marking duties, which amount has been reflected in the consolidated statement of operations for the fourth quarter of fiscal 2002. U.S. Customs could also seek penalties from the Company as a result of the improper markings and certifications; however, the Company believes that even if such penalties were imposed, they would not have a material impact on the Company's financial position or future results of operations. The Company may be required to reimburse certain of its customers for the amount of customs duties that may be assessed by non-U.S. customs authorities on the merchandise. An estimated amount of reimbursements has been reflected in the consolidated statement of operations for the fourth quarter of fiscal 2002, and the Company does not believe that any such reimbursements will have a material impact on the Company's financial position or future results of operations

In addition to the matters described above, the Company is also involved in litigation arising in the ordinary course of business. As a result of the bankruptcy proceedings described above, holders of litigation claims that arose prior to March 13, 2002 retain all rights to proceed against the Company, but only to the extent and limit of applicable insurance coverage. Such claim holders have no direct claim against the Company post-confirmation of bankruptcy, including any deductible under an insurance policy or any excess over the policy coverage limits. Although the final outcome of these legal and environmental matters cannot be determined, based on the facts presently known, it is management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's financial position or future results of operations.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Consolidated Financial Statements of the Company for the periods ended December 29, 2002 and December 30, 2001 and the related Notes to Consolidated Financial Statements herein.

Bankruptcy Reorganization
On March 5, 2002, the Company reached an agreement in principle with its senior lenders on a restructuring of the Company's approximately $274 million senior indebtedness. To conclude the restructuring as quickly as possible, the Debtors filed voluntary petitions under the Bankruptcy Code with the Bankruptcy Court on the Filing Date. The Chapter 11 cases were jointly administered under case no. 02-40667 (BRL) and, pursuant to the Bankruptcy Court's approval of the Plan, were substantively consolidated for the purpose of consummating the Plan. During the period from the Filing Date until the Effective Date, the Debtors operated their businesses as debtors-in-possession under Chapter 11 of the Bankruptcy Code. The Company's non-U.S. subsidiaries did not file voluntary petitions and were, therefore, not Debtors.

The Plan was confirmed by the Bankruptcy Court on September 20, 2002, and on October 4, 2002, the Debtors emerged from their bankruptcy proceedings.

On or about the Effective Date, the following transactions or events occurred:

1. The Company's senior secured debt of approximately $274 million was discharged, and was replaced with new senior notes, due October 4, 2005, totaling $135 million.
2.  All of the  Company's  old  common  stock was  cancelled  and  replaced with
5,501,053 shares of new common stock. Of these new shares, approximately 90% (4,950,000 shares) were issued to the Company's senior lenders as partial consideration for the debt reduction described above. The remaining shares were issued to the holders of the Company's old common stock in a ratio of one new share for every 34.776338 old shares, subject to rounding.
3. The Company transferred approximately $70 million in cash and property to trusts and its senior lenders, as partial consideration for the debt reduction described above.
4. The Company's $30 million Debtor-In-Possession Credit Agreement, dated as of March 13, 2002, with Wachovia Bank was cancelled and replaced by a $25 million revolving credit facility.
5. The Company began paying in cash approximately $15.6 million in pre-petition liabilities to its vendors, payment of which had been stayed during the bankruptcy proceedings.
6.  The new members of the board of directors began serving as directors.

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

General
Historically, Guilford operated as a diversified textile manufacturer and participated in a broad range of markets and segments. During fiscal 2001 and 2002, the Company restructured and reorganized its operations, exiting many markets and concentrating its resources and energies in areas which it believes are stable and provide opportunities for profitable growth. As a result, Guilford is now primarily a supplier of automotive textile products. The Company also participates in certain industrial and apparel markets.

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

The Company previously participated in the Direct-to-Retail Home Fashions market and produced window curtains, knit and/or lace comforters, sheets, shower curtains, pillowcases and bedskirts sold directly to department stores, discount retailers and catalog houses. The Company also produced upholstery fabrics for use in office and residential furniture. The Company no longer manufactures or distributes products in this line of business.

Guilford's business has undergone significant changes over the last decade and, in particular, over the last four years. Guilford had for many years been known primarily as a producer of fabrics for apparel applications. While Guilford had diversified into automotive fabrics in the 1970s, sales of apparel fabrics remained dominant through most of the 1990s. Guilford, along with substantially all other domestic textile manufacturers, was dramatically impacted by staggering increases in imported fabrics and garments during the late 1990s.

In July 2000, the Company announced a strategic realignment of its apparel operations designed to improve the Company's cost structure and increase profitability. As conditions worsened, the Company expanded and accelerated its apparel realignment plan in fiscal 2001. By the end of fiscal 2001, the Company had closed or committed to close all but one of its domestic apparel dyeing and finishing facilities. The Company further de-emphasized its apparel business in 2002, closing one of its manufacturing facilities in Mexico and another in the U.S. The Company has continued to participate in the apparel segment, but on a much smaller scale. Following these restructuring actions, the Company expects that revenues in its Apparel segment will be approximately 10% of total revenue in fiscal 2003.

Early in fiscal 2002, it became necessary for the Company to exit the Direct-to-Retail Home Fashions business as a result of continued weakness in sales and declining margins and the Company announced its intent to sell certain of its assets and its business. As the impact of all of these factors accumulated, it became clear that the Company needed to undergo a significant financial restructuring, and as previously discussed, the Company and its domestic subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code in March 2002.

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

Results of Operations
The following table sets forth, for the thirteen week periods presented, expenses as a percentage of revenues:

----------------------------------------------------------- ------------------- ---------------------
                                                                Predecessor            Successor
                                                                  Company               Company
                                                                December 30,          December 29,
                                                                   2001                  2002
----------------------------------------------------------- ------------------- ---------------------
    Net sales                                                      100.0 %                100.0 %
    Cost of goods sold                                              92.1                   84.5
----------------------------------------------------------- ------------------- ---------------------
    Gross Profit                                                     7.9                   15.5
    Selling and administrative                                      12.9                   11.8
    Restructuring charges                                            0.7                     --
    Reorganization costs                                              --                    0.2
----------------------------------------------------------- ------------------- ---------------------
    Operating income (loss)                                         (5.7)                   3.5
    Interest expense                                                 5.4                    3.4
    Other income, net                                               (0.1)                    --
----------------------------------------------------------- ------------------- ---------------------
    Income (loss) before income taxes                              (11.0)                   0.1
    Income taxes                                                      --                     --
----------------------------------------------------------- ------------------- ---------------------
    Net income (loss)                                              (11.0) %                 0.1 %
----------------------------------------------------------- ------------------- ---------------------


The following table sets forth the results of operations for the thirteen weeks ended December 29, 2002 compared to December 30, 2001 (dollars in thousands):


---------------------------------------------- ----------------------- -------------------- ------------------- -----------------
                                                    Predecessor             Successor
                                                      Company                Company                               Percentage
                                                    December 30,           December 29,          Increase           Increase
                                                        2001                   2002             (Decrease)         (Decrease)
---------------------------------------------- ----------------------- -------------------- ------------------- -----------------
    Net Sales                                      $  137,568              $  111,241           $  (26,327)            (19.1)%
    Cost of goods sold                                126,730                  94,008              (32,722)            (25.8)
---------------------------------------------- ----------------------- -------------------- ------------------- -----------------
         Gross Profit                                  10,838                  17,233                6,395              59.0
    Selling and administrative                         17,769                  13,116               (4,653)            (26.2)
    Restructuring charges                                 886                      --                 (886)              N/A
    Reorganization costs                                   --                     276                  276               N/A
---------------------------------------------- ----------------------- -------------------- ------------------- -----------------

    Operating Income (Loss)                            (7,817)                  3,841               11,658               N/A
    Interest Expense                                    7,452                   3,727               (3,725)            (50.0)
    Other Income, Net                                    (188)                    (38)                (150)            (79.8)
---------------------------------------------- ----------------------- -------------------- ------------------- -----------------
    Income (Loss) Before Income Taxes                 (15,081)                    152               15,233               N/A
    Income Taxes                                           --                      51                   51               N/A
---------------------------------------------- ----------------------- -------------------- ------------------- -----------------
    Net Income (Loss)                            $    (15,081)           $        101          $    15,182               N/A
---------------------------------------------- ----------------------- -------------------- ------------------- -----------------


Fiscal 2003 compared to fiscal 2002
Net sales for the first quarter of fiscal 2003 were $111.2 million, a decrease of $26.3 million, or 19.1% from net sales of $137.6 million for the first quarter of fiscal 2002.

Automotive segment sales, which comprised 83.4% of consolidated sales, increased 14.0% in the first quarter of fiscal 2003 to $92.7 million as compared to $81.3 million for the first quarter of fiscal 2002. The Company's sales in this segment increased as a result of an increase in the Company's share of the bodycloth fabric market in the U.S., as well as increased market share in Europe. This increase was partially offset by declines in Mexico, due to program changes, and in Brazil, as the Company exited the production of automotive fabric in Brazil during the fourth quarter of fiscal 2002.

First quarter fiscal 2003 sales in the Industrial segment declined 4.1% to $11.8 million as compared to $12.3 million in the first quarter of fiscal 2002. The decline was primarily attributable to a decrease in the sales of certain fabrics used in window covering applications, partially offset by increased sales in the Company's fibers operation.

Sales in the Apparel segment for the first quarter of fiscal 2003 declined 77.1% to $6.7 million from $29.3 million in the first quarter of fiscal 2002. During the past two years, the Company has significantly reduced its participation in this segment in connection with its apparel restructuring plan.

During the first quarter of fiscal 2002, the Company recorded $14.7 million of sales in its Direct-to-Retail Home Fashions segment. As described elsewhere herein, the Company exited this business during fiscal 2002, and the Company had no sales in this business during fiscal 2003.

Gross profit for the first quarter of fiscal 2003 increased to $17.2 million or 15.5% of net sales, from $10.8 million or 7.9% of net sales, for the first quarter of fiscal 2002. The increase was predominately the result of Automotive segment sales increases in the U.S. and Europe, which resulted in improved capacity utilization and manufacturing efficiencies. In addition, the Company eliminated the sales of certain negative margin apparel products.

For the first quarter of fiscal 2003, selling and administrative expenses were $13.1 million or 11.8% of net sales, compared to $18.8 million or 12.9% of net sales, for the first quarter of fiscal 2002. The decrease from the prior year was due primarily to reduced selling and administrative staffing levels, as a result of the Company's exit from the Direct-to-Retail Home Fashions business and its significant decrease in participation in the Apparel segment. In addition, the Company reduced its professional fee expenses, as the fiscal 2002 amount included fees for financial advisors and other professionals retained to assist the Company in restructuring its debt.

During the first quarter of fiscal 2003, the Company incurred reorganization costs of $0.3 million, consisting primarily of professional fees related to the Company's emergence from bankruptcy. During the first quarter of fiscal 2002, the Company recognized restructuring charges of $0.9 million, consisting primarily of notice pay and stay bonuses.

Interest expense for the first quarter of fiscal 2003 was $3.7 million compared to $7.5 million for the first quarter of fiscal 2002. The decrease in interest expense was attributable to significantly decreased debt levels, as the Predecessor Company's senior secured debt of approximately $274 million was replaced with $135 million of new debt upon the Company's emergence from bankruptcy.

Income tax expense for the first quarter of fiscal 2003 was $0.1 million, compared to zero for the first quarter of fiscal 2002. For fiscal 2002, the Company did not record any income tax benefit, despite its operating losses, as a result of management's assessment that the character and nature of future taxable income might not allow the Company to realize certain tax benefits from net operating losses.

For the first quarter of fiscal 2003, net income was $0.1 million, or $0.02 per diluted share, compared to a net loss of $15.1 million, or $0.82 per diluted share, for the first quarter of fiscal 2002.

Liquidity and Capital Requirements
At December 29, 2002, working capital was $117.7 million, an increase of $4.9 million, or 4.3%, from $112.8 million at September 29, 2002. The Company's receivables declined significantly, due to the receipt of proceeds from a number of life insurance policies the Company surrendered near the end of fiscal 2002, as well as a decline in trade receivables. The Company's accounts payable also declined as the Company began paying in cash approximately $15.6 million in pre-petition liabilities to its vendors, payment of which had been stayed during the bankruptcy proceedings.

Capital expenditures for the first quarter of fiscal 2003 were $1.5 million, compared to $2.1 million in the first quarter of fiscal 2002. Depreciation expense was $3.6 million in the first quarter of fiscal 2003, a decrease from $10.4 million in the first quarter of fiscal 2002. As a result of the previously described restructuring actions, the Company disposed of a significant amount of fixed assets. In addition, as of the Effective Date, the Successor Company reduced the carrying value of its property, plant and equipment to estimated fair value in conjunction with the implementation of Fresh Start Reporting, and began depreciating those assets over their estimated remaining useful lives.

In connection with the bankruptcy reorganization, on October 4, 2002, the Company entered into a new Credit, Security, Guaranty and Pledge Agreement, which expires October 4, 2005, with a group of lenders. The new facility provides for a revolving credit loan facility and letters of credit (the "Revolving Credit Facility") in a maximum principal amount equal to the lesser of (a) $25 million or (b) a specified borrowing base, which is based upon eligible receivables and eligible inventory. The Revolving Credit Facility restricts investments (including investments in non-U.S.subsidiaries), capital expenditures, acquisitions, dividends and the incurrence of additional debt. The Revolving Credit Facility contains customary financial covenants relating to minimum levels of EBITDA, minimum net worth, minimum fixed charge coverage ratios and a maximum leverage ratio, all as defined therein. The Revolving Credit Facility is secured by a first lien on substantially all of the assets of the Company and its domestic subsidiaries, as well as on the stock of all of the Company's subsidiaries (with the latter, in the case of the Company's non-U.S. subsidiaries, being limited to 65% of the capital stock). Upon the Company's receipt of proceeds from certain transactions, such as certain asset sales, the Company is required to prepay with such proceeds any loans then outstanding under the Revolving Credit Facility. The Company is currently in compliance with all of the financial restrictions and financial covenants of its new Revolving Credit Facility. All loans outstanding under the Revolving Credit Facility bear interest at the Base Rate plus an applicable interest margin or the LIBOR rate plus an applicable interest margin based upon the Company's debt to EBITDA ratio, and the Company pays a commitment fee of 0.50% on unused amounts thereunder. As of December 29, 2002, the Company had no outstanding loans and had approximately $18.8 million available for borrowing under the Revolving Credit Facility.

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

Guilford is and plans to continue to be a company focused on serving its primary customer base, the automotive industry. While participation in the industrial and apparel markets is important to balance manufacturing capacity and to generate positive earnings, the Company plans to dedicate substantially all of its efforts and resources towards its Automotive segment.

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

Because the Company's reorganization in bankruptcy was completed relatively quickly, Guilford believes it was generally able to preserve its strong customer and supplier relationships. Guilford is a well-established, key supplier to the automotive industry with substantial market share, and expects to continue to grow and improve its profitability in the future.

Contingencies
The Company is involved in various litigation and environmental matters arising in the ordinary course of business. These are discussed in Note 13 under Item 1 "Condensed Consolidated Financial Statements" of this document. The Company maintains insurance coverage against certain potential claims in amounts that the Company believes to be adequate. As a result of the bankruptcy proceedings described above, holders of litigation claims that arose prior to March 13, 2002 retain all rights to proceed against the Company, but only to the extent and limit of applicable insurance coverage. Such claim holders have no direct claim against the Company post-confirmation of bankruptcy, including any deductible under an insurance policy or any excess over the policy coverage limits. Although the final outcome of these legal and environmental matters cannot be determined, based on the facts presently known, it is management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's financial position or future results of operations.

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

Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include:

o general economic factors including, but not limited to, changes in interest rates, foreign currency translation rates, consumer confidence, trends in disposable income, changes in consumer demand for goods produced, and cyclical or other downturns
o the overall level of automotive production and the production of specific car models
o information and technological advances
o cost and availability of raw materials, labor and natural and other resources
o domestic and foreign competition
o changes in purchasing practices of automotive customers, including price pressures and sourcing of products in Asia
o domestic and foreign governmental regulations and trade policies
o reliance on major customers
o success of marketing, advertising and promotional campaigns
o inability to achieve cost reductions through consolidation and restructuring
o inability to maintain sufficient liquidity to finance the Company's operations


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk for changes in interest rates and foreign currency exchange rates and has exposure to commodity price risk, including prices of primary raw materials, fiber and foam. The Company does not hold or issue any financial instruments for trading purposes. During the quarter ended December 29, 2002, the Company did not experience any material changes with respect to its sensitivity or management of interest rate or commodity price risk. However, the Company is subject to foreign currency risk primarily related to sales and expenditures and other transactions denominated in foreign currencies and investments in foreign subsidiaries. The Company manages the exposure related to this risk through forward foreign currency exchange contracts with durations generally less than 12 months. The changes in the market value of such contracts have a high correlation to the price changes in the currency of the related hedged transactions. The Company enters into forward foreign currency exchange contracts in the normal course of business to manage exposure related to sales denominated in foreign currencies and against fluctuations in the purchase price of capital equipment and other transactions having firm commitments. On December 29, 2002, the Company had no outstanding foreign currency forward contracts.

Item 4.  Controls and Procedures

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

Within 90 days prior to the filing date of this quarterly report on Form 10-Q, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Reference is made to Item 2 of Part I of this Quarterly Report under the heading titled "Contingencies" for the information required by this Item.

Item 2.  Changes in Securities and Use of Proceeds
As described in more detail elsewhere herein, the Company issued on the Effective Date an aggregate of 5,501,053 shares of common stock, par value $.01 per share (the "New Common Stock"), in connection with the implementation of the Plan. In addition, upon the Effective Date, all outstanding shares of common stock, par value $.02 per share (the "Old Common Stock"), were cancelled and deemed null, void and of no further force or effect. Of the shares of New Common Stock issued on the Effective Date, 90% was issued to the Company's secured lenders in partial satisfaction of their prepetition debt of approximately $274 million. The remaining 10% of the shares of New Common Stock was issued to persons holding shares of Old Common Stock as of October 3, 2002 (the record date established for determining distributions of New Common Stock under the
Plan) at a ratio of one share of New Common Stock for every 34.776338 shares of Old Common Stock, subject to rounding. The issuance of shares of New Common Stock on the Effective Date was exempt from the registration requirements of the Securities Act of 1933, as amended, and equivalent provisions of state securities laws, in reliance upon Section 1145(a) of the Bankruptcy Code. Such Section generally exempts from registration the issuance of securities if the following conditions are satisfied: (i) the securities are issued by a debtor under a plan of reorganization, (ii) the recipients of the securities hold a claim against, an interest in, or a claim for an administrative expense against the debtor and (iii) the securities are issued entirely in exchange for the recipient's claim against or interest in the debtor, or are issued principally in such exchange and partly for cash or property.

Items 3 - 5.
Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
(a)      Exhibits:

Exhibit Number             Description
(10)(a)*                   Salary Continuation Agreement dated as of January 31,
                           2003 between the Company and David H. Taylor

(10)(b)*                   Stock Option Plan for Nonemployee Directors

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

(b)      Reports on Form 8-K:

The Company filed a Current Report on Form 8-K (a "Form 8-K") with the Securities and Exchange Commission ("SEC") on October 1, 2002 regarding the Company's anticipated emergence from bankruptcy.

The Company filed a Form 8-K with the SEC on October 4, 2002 regarding the details of the Company's emergence from bankruptcy.

The Company filed a Form 8-K with the SEC on October 4, 2002 announcing that the Company's new common stock would begin trading under a new ticker symbol.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Reistrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           GUILFORD MILLS, INC.
                                           (Registrant)


                                           Date:   February 12, 2003
                                           /s/ David H. Taylor
                                           -------------------
                                           Name:  David H. Taylor
                                           Title:  Chief Financial Officer

                                 CERTIFICATIONS

I, John A. Emrich, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Guilford Mills, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003



                                           /s/ John A. Emrich
                                           ------------------
                                           John A. Emrich
                                           President and Chief Executive Officer

I, David H. Taylor, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Guilford Mills, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003



                                           /s/ David H. Taylor
                                           -------------------
                                           David H. Taylor
                                           Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit Number             Description
(10)(a)*                   Salary Continuation Agreement dated as of January 31,
                           2003 between the Company and David H. Taylor

(10)(b)*                   Stock Option Plan for Nonemployee Directors

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

Exhibit (10)(a)

                          SALARY CONTINUATION AGREEMENT

This AGREEMENT is entered into this ____ day of January, 2003 by and between GUILFORD MILLS, Inc. a Delaware corporation (the "Company") and David H. Taylor (the "Associate").
                              STATEMENT OF PURPOSE.

The purpose of this Salary Continuation Agreement (the "Agreement") is to assist a key employee in the event of such employee's involuntary termination in the transition to finding other employment and also to retain such employee and to motivate such employee to enhance the value of the Company.

1.       DEFINITIONS.

For purposes of this Agreement, the following terms shall have the meanings set forth below:

"Base Salary" shall mean the annual base salary paid to the Associate by the Company and any Subsidiary immediately prior to his or her termination of employment or, in the event of a termination for Good Reason within the meaning of clause (b) of the definition of Good Reason, the annual base salary paid to the Associate immediately prior to the existence of Good Reason.
"Base Salary Continuation Amount" shall mean the amount described in Section 2 hereof.
"Board" shall mean the Board of Directors of the Company.
"Cause" shall mean:

     (a) The willful and continued failure by the Associate to perform substantially his or her duties with the Company (other than any such failure resulting from the Associate's incapacity due to physical or mental illness or any such failure resulting from termination by the Associate for Good Reason) after a written demand for substantial performance is delivered to the Associate by the Company's chief executive officer, which demand specifically identifies the manner in which the chief executive officer of the Company believes that the Associate has not substantially performed his or her duties; or

     (b)  The  willful   engagement  in  conduct  by  the  Associate   which  is
     demonstrably and materially injurious to the Company, monetarily or otherwise; or

     (c) Conviction for a felony or other crime punishable by imprisonment, or the entering of a plea of nolo contendere thereto. For purposes of this definition, no act, or failure to act, on the Associate's part shall be considered "willful" unless done, or omitted to be done, by him or her knowing and with the intent that such action or inaction would not be in the best interests of the Company or otherwise was done or omitted to be done in bad faith.

Notwithstanding any of the foregoing, the Associate shall not be deemed to have been terminated for Cause pursuant to clause (a) and (b) above unless and until there shall have been delivered to the Associate a resolution duly adopted by the Board at a meeting called and held for such purpose (after reasonable notice to the Associate and an opportunity for the Associate, together with his or her counsel, to be heard before the Board), finding that the Associate has engaged in (or failed to engage in, as the case may be) the conduct set forth above and specifying the particulars thereof in detail.

"Change in Control" shall be deemed to have occurred upon any of the following events:

     (a) Any "person" (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") but excluding any employee benefit plan of the Company) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the combined voting power of the Company's outstanding securities then entitled ordinarily to vote for the election of directors; or

     (b) During any period of two (2) consecutive years commencing on or after the Emergence Date, the individuals who at the beginning of such period constitute the Board or any individuals who would be Continuing Directors cease for any reason to constitute at least a majority thereof; or

     (c) The Board shall approve a sale of all or substantially all of the assets of the Company; or

     (d) The Board shall approve any merger, consolidation, or like business combination or reorganization of the Company, the consummation of which would result in the occurrence of any event described in clause (a) or (b), above.

"Continuing Directors" shall mean the directors of the Company in office on the Emergence Date and any successor to any such director and any additional director who after the Emergence Date (i) was nominated or selected by a majority of the Continuing Directors in office at the time of his or her nomination or selection and (ii) who is not an "affiliate" or "associate" (as defined in Regulation 12B under the Exchange Act) of any person who is the beneficial owner, directly or indirectly, of securities representing ten percent (10%) or more of the combined voting power of the Company's outstanding securities then entitled ordinarily to vote for the election of directors.

"Disability" with respect to an Associate shall exist if such Associate is eligible to receive benefits under the applicable Group Long Term Disability Income Plan for Executives or any successor plan thereto; provided, however, that in the event that no such plan is in effect as of the applicable date, "Disability" shall have the meaning ascribed to such term in any long term disability benefit plan of the Company in effect as of the Emergence Date.

"Eligible Termination" shall mean the termination of an Associate's employment with the Company or a Subsidiary, other than on account of death, Disability or Retirement, (i) by him or her for Good Reason or (ii) by the Company or a Subsidiary other than for Cause (or other than at a time when Cause existed).

"Emergence Date" shall mean October 4, 2002.

"Good Reason" shall mean:

(a) The assignment by the Company or a Subsidiary to the Associate of duties which result, without the Associate's express written consent, in a significant reduction in the Associate's authority and responsibility when compared to the level of authority and responsibility assigned to the Associate as of the date of execution of this Agreement; or

(b) A reduction by the Company or a Subsidiary of the Associate's Base Salary as the same may be increased from time to time hereinafter; or

(c) A change of the Associate's assigned site location as of the Emergence Date ("Original Site") to another site location which is at least 50 miles from the Original Site without the Associate's consent, or in the event of any such relocation of the Associate with his or her consent, the failure by the Company to pay (or reimburse) the Associate for all reasonable moving expenses incurred by the Associate and relating to a change of his or her principal residence, and to indemnify the Associate against any loss realized by the Associate and/or the Associate's spouse in the sale of the Associate's principal residence (with any such loss measured as the difference between the amount realized on the sale and the original cost of the home plus any improvements thereto) in connection with any such change of residence, all to the effect that the Associate shall incur no loss on any after-tax basis; or

(d) The failure by the Company to continue to provide the Associate with substantially the same level of employee benefits under all employee benefit plans, including, without limitation, (i) all pension plans, as such term is defined in Section 3(2) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), including the Profit-Sharing Plan, the Company's 401(k) Plan and the Company's Excess Benefits Plan, (ii) all other retirement plans, whether or not tax-qualified, (iii) all incentive and cash bonus plans, (iv) all welfare plans, as such term is defined in section 3(1) of ERISA, including, group life insurance plans, medical, dental, accident, disability and other insurance plans, and (v) all perquisites, in each case, as are provided to the Associate on the date hereof, or with a package of employee benefits that, though one or more such benefits may vary from those provided as of the date hereof, is substantially comparable in all material respects when taken as a whole to such employee benefits provided as of the date hereof; or

(e) The failure by the Company to provide continued participation in an annual cash bonus plan pursuant to which, if applicable Company and/or individual performance criteria are satisfied, the Associate would receive an annual bonus in an amount equal to the product of (x) his or her annual base salary and (y) a bonus percentage, provided, however, that such performance criteria used in calculating the amount of an annual bonus shall be selected and determined in a manner substantially consistent with the method of establishing such targets immediately prior to the Emergence Date and the bonus percentage shall be no less than that percentage used in determining the amount of the Associate's targeted bonus immediately prior to the Emergence Date; provided, however, that Good Reason shall not exist in the event the Company changes the criteria for receiving such amounts for valid business purposes not related to the Associate; or

(f) The failure by the Company to perform its obligations under any Company employee benefit plans and agreements entered into between the Company and the Associate; or

(g) The failure by the Company to obtain the express written assumption of and agreement to perform this Agreement by any Successor; or

(h) Any purported termination of the Associate's employment by the Company which is not effected pursuant to a Notice of Termination.

"Notice of Termination" shall mean a notice given by the Associate or by the Company or a Subsidiary, as the case may be, which shall indicate the specific basis for termination and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for determination of any payments under this Agreement; provided, however, that an Associate shall not be entitled to give a Notice of Termination that he or she is terminating his or her employment with the Company or a Subsidiary for Good Reason after the expiration of six (6) months following the last to occur of the events alleged by him or her to constitute Good Reason.

"Profit Sharing Plan" shall mean the Company's Salaried Associate Retirement Profit Sharing Plan or any successor plan thereto

"Retirement" shall mean that the Associate shall have retired after reaching the normal retirement date provided in the Profit Sharing Plan as in effect on the Emergence Date.

"Subsidiary" shall mean a subsidiary of the Company.

"Successor" shall mean any person, firm, corporation or other business entity that, at any time, whether by merger, acquisition or otherwise, acquires all or substantially all of the stock, assets or business of the Company or a Subsidiary, as the case may be.

2.       SALARY CONTINUATION AND OTHER POST-TERMINATION BENEFITS.

The Associate shall only be entitled to the Base Salary Continuation Amount and the other payments and benefits described in this Section 2 in the event of an Eligible Termination. Any purported termination by the Company or a Subsidiary by reason of Disability or for Cause, or by the Associate for Good Reason, shall be communicated by written Notice of Termination to the other party hereto.

The Base Salary Continuation Amount payable to the Associate under this Agreement shall be equal to two (2) years of Base Salary. All Base Salary Continuation Amounts shall be payable by the Company in substantially equal monthly installments commencing with the first day of the month following the month in which the Eligible Termination occurs. In the event of an Eligible Termination, the Associate shall be entitled to (i) continue to participate in all of the welfare plans, including medical, dental and disability plans, maintained by the Company or its Subsidiaries in which he or she participated immediately prior to his or her termination of employment (or, in the event of a termination for Good Reason within the meaning of clause (d) of the definition of Good Reason, the welfare plans in which he or she participated immediately prior to the existence of Good Reason), on the same terms as he or she participated immediately prior to his or her termination of employment (or the existence of Good Reason, as the case may be), from the date of such Eligible Termination to the expiration of a period of time equal to the period of time used to compute his or her Base Salary Continuation Amount herein and (ii) reimbursement from the Company for the cost of outplacement services not in excess of $15,000. In the event of an Eligible Termination within one year after the Emergence Date following a Change in Control, the Associate shall also be entitled to receive a bonus equal to 50 percent (50%) of his or her Base Salary, and such bonus shall be paid out in a single sum together with the first installment of the Base Salary Continuation Amount payments. Payments and benefits under this Agreement shall not be reduced or offset by any payments made to the Associate under any other plan, program, agreement or arrangement of the Company or its Subsidiaries. Notwithstanding the foregoing, however, payments under this Agreement are subject to and conditioned upon the cancellation of any agreements or arrangements existing on the Emergence Date with the Company or a Subsidiary providing for payments to the Associate in the event of a "change of control", whether or not such change in control is the same as defined herein. Benefits under the Agreement payable to the Associate shall be reduced by all applicable federal, state and local withholding.

3.       RELEASE.

The Associate's agreement hereto shall constitute full settlement and release of any claim or cause of action, of whatever nature, which the Associate might otherwise assert or claim against the Company or any of its directors, stockholders, officers or associates on account of such termination; provided, however, this Agreement is in addition to and not in lieu of any other plan or arrangement providing for payments to or benefits for the Associate or any agreement now existing or which hereafter may be entered into between the Company and the Associate other than any such agreement or arrangement existing on the Emergence Date providing benefits in the event of a "change in control" described in Section 2 hereof.

4.       FINANCING.

All amounts due and benefits provided under the Agreement shall constitute general obligations of the Company in accordance with the terms of the Agreement. The Associate shall have only an unsecured right to payment thereof out of the general assets of the Company

5.       GENERAL.
     (a) The Associate shall retain in confidence any proprietary or other confidential information known to him concerning the Company and its business (including any Subsidiary and its business) so long as such information is not publicly disclosed and disclosure is not required by an order of any governmental body or court. If requested, the Associate shall return to the Company any memoranda, documents or other materials proprietary to the Company or any Subsidiary.

     (b) The Company shall use its best efforts to resolve disputes under this Agreement expeditiously and without undue litigation expenses. If litigation shall be brought to enforce or interpret any provision contained herein, the Company shall indemnify the Associate for his attorneys' fees and disbursements incurred in such litigation and pay prejudgment interest on any money judgment obtained by the Associate calculated at the prime rate of interest in effect from time to time at Wachovia Bank, National Association, from the date that payment should have been made under this Agreement; provided, however, that the Associate shall not have been found by the court to have had no cause in bringing the action, or to have acted in bad faith, which finding must be final with the time to appeal therefrom having expired and no appeal having been taken.

     (c) Subject to the terms hereof, the Company's obligation to pay the Associate the compensation and to make the arrangements provided herein shall be absolute and unconditional and shall not be affected by any circumstance, including, without limitation, any set off, counterclaim, recoupment, defense or other right which the Company may have against the Associate or anyone else. All amounts payable by the Company hereunder shall be paid without notice or demand. Each and every payment made hereunder by the Company shall be final and the Company will not seek to recover for any reason all or any part of such payment from the Associate or any person entitled thereto.

     (d) The Company shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company, by written agreement to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, the term "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which executes and delivers the agreement required by this Section 5(d), or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.

     (e) This Agreement shall inure to the benefit of and be enforceable by the Associate's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If the Associate should die while any amounts would still be payable to the Associate hereunder if he had continued to live, all such amounts shall be paid in accordance with the terms of this Agreement to the Associate's devisee, legatee or other designor or, if there be no such designee, to the Associate's estate.

     (f) For the purposes of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered by (i) United States registered mail, return receipt requested, postage prepaid, (ii) overnight courier service or (iii) facsimile, addressed as follows:

          If to the Associate, to the address stated in the Company's records for such Associate.

          If to the Company:
          Guilford Mills, Inc.
          6001 West Market Street
          Greensboro,  NC 27409
          Attn: Law  Department
          Fax: (336)316-4057

          or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notices of change of address shall be effective only upon receipt.

6.       TERMINATION AND AMENDMENT OF THE AGREEMENT

This Agreement shall continue to be in effect unless and until the Company terminates it by providing written notice to the Associate at least six months prior to the date of termination, with such notice specifying the termination date; provided, however, that the Company may not terminate this Agreement and may not give such a notice of termination prior to November 12, 2004. Notwithstanding the foregoing, the Company shall have no right to amend, modify or terminate this Agreement after the Associate becomes entitled to any payments or benefits hereunder. The Company may amend or modify this Agreement solely with the written consent of the Associate.

7.       NON-ASSIGNABILITY

The Associate's rights under this Agreement shall be non-transferable except as applicable law may otherwise require. Subject to the foregoing, no right, benefit or interest hereunder shall be subject to anticipation, alienation, sale, assignment, encumbrance, charge, pledge, hypothecation or set-off in respect of any claim, debt or obligation, or to execution, attachment, levy or similar process, or assignment by operation of law, and any attempt, voluntary or involuntary, to effect any such action shall, to the full extent permitted by law, be null, void and of no effect.

8.       EFFECT OF OTHER PROGRAMS;  DUTY TO MITIGATE

Except as otherwise expressly provided herein, (a) nothing in the Agreement shall affect the level of benefits provided to or received by the Associate (or the Associate's estate or beneficiaries) as part of any employee benefit plan or program of the Company, its parent or any affiliate and (b) the Agreement shall not be construed to affect in any way the Associate's rights and obligations under any other plan or program maintained by the Company, its parent or any affiliate on behalf of employees or any other contract between the Company or a subsidiary and the Associate. With respect to the first half of Base Salary Continuation Amount payments described in Section 2 hereof, the Associate shall not be required to mitigate the amount of any such payment under the Agreement by seeking employment or otherwise, and there shall be no right of setoff or counterclaim, in respect of any claim, debt or obligation, against any payments to the Associate, the Associate's dependents, beneficiaries or estate provided for in the Agreement. With respect to the second half of such Base Salary Continuation Amount payments, such payments shall be reduced, but not below zero, by any amounts paid or payable by a successor employer and, with respect to such payments, the Associate shall use reasonable efforts to seek comparable employment to mitigate the amounts of such payments.

9.       TERMINATION OF EMPLOYMENT

Nothing in the Agreement shall be deemed to entitle the Associate to continued employment with the Company or a Subsidiary, and the rights of the Company or a Subsidiary to terminate the employment of the Associate in any lawful manner shall continue as fully as though this Agreement were not in effect.

10.      SEVERABILITY

In the event that any provision or portion of the Agreement shall be determined to be invalid or unenforceable for any reason, the remaining provisions and portions of the Agreement shall be unaffected thereby and shall remain in full force and effect to the fullest extent permitted by law.

11.      GOVERNING LAW; ARBITRATION

All questions pertaining to the construction, regulation, validity and effect of the provisions of the Agreement shall be determined in accordance with the laws of the State of Delaware. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in accordance with the rules of the American Arbitration Association then in effect. Unless otherwise agreed to by the Company, any such arbitration shall take place in Guilford county, North Carolina. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that the Associate shall be entitled to seek specific performance of his or her right to be paid as provided in this Agreement in the event of any dispute.

IN WITNESS WHEREOF, the parties have executed this Agreement on the day and year first above written.

GUILFORD MILLS, INC.                                 ASSOCIATE

By:______________________                            ___________________________
Name:    John A. Emrich                              David H. Taylor
Title:   President and Chief Executive Officer

Exhibit (10)(b)
                              GUILFORD MILLS, INC.
                   STOCK OPTION PLAN FOR NONEMPLOYEE DIRECTORS
1.       Purposes

Guilford Mills, Inc. (the "Company") desires to attract and retain the services of outstanding nonemployee directors by affording them an opportunity to acquire a proprietary interest in the Company through automatic, non-discretionary awards of options ("Options") exercisable to purchase shares of Common Stock (as defined below), and thus to create in such directors an increased interest in and a greater concern for the welfare of the Company and its subsidiaries. The Options offered pursuant to this Guilford Mills, Inc. Stock Option Plan for Nonemployee Directors (the "Plan") are a matter of separate inducement and are not in lieu of any other compensation for the services of any director. The Options granted under the Plan are intended to be options that do not meet the requirements for incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). As used in the Plan, the term "parent corporation" and "subsidiary corporation" shall mean a corporation coming within the definition of such terms contained in Sections 424(e) and 424(f) of the Code, respectively.

2.       Amount of Stock Subject to the Plan

Options granted under the Plan shall be exercisable for shares of the Company's common stock, par value $.01 per share ("Common Stock"). The total number of shares of Common Stock authorized for issuance under the Plan upon the exercise of Options (the "Shares") shall not exceed, in the aggregate, 60,000 of the currently authorized shares of Common Stock of the Company, such number to be subject to adjustment in accordance with Section 13 of the Plan. Shares which may be acquired under the Plan may be either authorized but unissued Shares, Shares of issued stock held in the Company's treasury, or both. If and to the extent that Options granted under the Plan expire or terminate without having been exercised, the Shares covered by such expired or terminated Options may again be subject to a later-granted Option under the Plan.

3.       Effective Date and Term of the Plan

The Plan shall become effective at 5:00 p.m., New York City time, on December 11, 2002 (the "Effective Date"). Except as otherwise provided herein, the Plan shall terminate at the close of business on October 5, 2003.

4.       Administration

The Plan shall be administered by the Nominating and Corporate Governance Committee of the Board of Directors of the Company (the "Board of Directors"), appointed by the Board of Directors from among its members (the "Committee"). The Committee shall exercise all power and authority of the Board of Directors at any time and from time to time to administer the Plan. Subject to the express provisions of the Plan, the Committee shall have authority to construe the Plan and the Options granted hereunder, to prescribe, amend and rescind rules and regulations relating to the Plan and to make all other ministerial determinations necessary or advisable for administering the Plan. However, the timing of grants of Options under the Plan and the determination of the amounts and prices of such Options shall be effected automatically in accordance with the terms and provisions of the Plan without further action by the Committee or the Board of Directors. The determination of the Committee on matters referred to in this Section 4 shall be conclusive.

5.       Eligibility

Each member of the Board of Directors who is not an employee of the Company or any subsidiary corporation or parent corporation of the Company shall be eligible to be granted Options under the Plan ("Eligible Director").

6.       Option Grants

On the Effective Date, each Eligible Director then in office shall automatically be granted an Option to purchase 6,000 Shares (subject to adjustment as provided in Section 13). On October 4, 2003, each then Eligible Director shall automatically be granted an Option to purchase 4,000 Shares (subject to adjustment as provided in Section 13 hereof); provided, however, such grant shall be made only to an Eligible Director who during the last full fiscal year attended at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors (held during the period in which the Eligible Director has been a director) and (ii) the total number of meetings held by all committees of the Board of Directors on which such Eligible Director served (during the periods that such Eligible Director served). Each Option granted to an Eligible Director pursuant to the Plan shall be evidenced by a written agreement, in a form acceptable to the Committee, between the Company and such Eligible Director. Any Eligible Director entitled to receive an Option grant pursuant to the Plan may elect to decline the Option.

7.       Option Price and Payment

The price for each Share purchasable upon exercise of any Option granted hereunder shall be an amount equal to the fair market value per Share on the date of grant. For purposes of the Plan, fair market value per Share shall be the closing price for a share of Common Stock on the date of determination if the Common Stock is readily tradeable on a national securities exchange or other market system; provided, however, if the Common Stock is not traded on such date, the fair market value per Share shall be deemed to be the highest bid quotation for such shares as quoted on such exchange or system on such date; provided, further, however, if such exchange or system is not open for business on such date or the Common Stock was not traded on such date and no bid quotations were recorded, the fair market value per Share shall be determined as of the closest preceding date on which such exchange or system shall have been open for business and the Common Stock was traded. If the Common Stock is not readily tradeable on a national securities exchange or other market system, fair market value per Share shall be determined in good faith by the Committee. Upon the exercise of an Option granted hereunder, the Company shall cause the purchased Shares to be issued when it shall have received the full purchase price for the Shares in cash or, in the discretion of the Committee, by the delivery of shares of Common Stock (in proper form for transfer and accompanied by all requisite stock transfer tax stamps or cash in lieu thereof) then owned by the holder of the Option having a fair market value equal to the cash exercise price applicable to that portion of the Option being exercised by the delivery of such shares, by the withholding of Shares for which the Option is exercisable having a fair market value equal to the cash exercise price applicable to that portion of the Option being exercised, or by a combination of these methods. The fair market value per Share of Common Stock so delivered or withheld in payment of the purchase price shall be determined as of the date immediately preceding the date on which the Option is exercised in accordance with this Section 7, or as may be required in order to comply with or to conform to the requirements of any applicable laws or regulations.

8.       Limitations on the Right of Exercise

In no event shall an Option granted hereunder be exercised for a fraction of a Share. A person entitled to receive Shares upon the exercise of an Option shall not have the rights of a shareholder with respect to such Shares until the date of issuance of a stock certificate to him or her for such Shares; provided, however, that until such stock certificate is issued, any holder of an Option using previously acquired shares of Common Stock in payment of an option exercise price shall continue to have the rights of a shareholder with respect to such previously acquired shares of Common Stock.

9.       Option Period and Exercise of Options

Subject to the express provisions of the Plan, an Option granted to an Eligible Director hereunder shall automatically vest and become exercisable at the rate of thirty-three and one-third percent (33 1/3%) of the aggregate number of Shares initially subject to the Option, on each of the first, second and third anniversary of the date of grant of such Option. The right of exercise shall be cumulative, so that if the Option is not exercised to the maximum extent permissible during any exercise period, it shall be exercisable, in whole or in part, with respect to all Shares not so purchased at any time prior to the termination of the Option. An Option granted to an Eligible Director shall terminate and expire on the tenth anniversary of the date of grant of such Option, unless sooner terminated pursuant to this Plan. Subject to the express provisions of the Plan, Options granted under the Plan shall be exercised by the optionee as to all or part of the Shares covered thereby by the giving of written notice of the exercise thereof to the Corporate Secretary of the Company at the principal business office of the Company, specifying the number of Shares to be purchased, the proposed form of payment and specifying a business day not more than ten (10) days from the date such notice is given for the payment of the purchase price against delivery of the Shares being purchased. Subject to the terms of Sections 15, 16 and 17 hereof, the Company shall cause certificates for the Shares so purchased to be delivered at the principal business office of the Company, against payment of the full purchase price, on the date specified in the notice of exercise.

10.      Termination of Directorship

If an Eligible Director's service as a director of the Company terminates, any Option previously granted to such Eligible Director shall, to the extent not theretofore exercised, terminate and become null and void; provided, however, that:

     (a) if the service of an Eligible Director holding an outstanding Option terminates by reason of such Eligible Director's death or disability (as described in Section 22(e)(3) of the Code), such Option shall immediately vest and become exercisable, and to the extent not theretofore exercised, remain exercisable at any time up to and including the earlier of (X) five
     (5) years after the date of such termination of service and (Y) the tenth anniversary of the date of grant of such Option; and

     (b) if the service of an Eligible Director holding an outstanding Option terminates by reason of (i) such Eligible Director's voluntary resignation from service as a director of the Company, or (ii) failure of the Company to nominate for re-election such Eligible Director who is otherwise eligible to serve, except if such failure to nominate for re-election is due to any act of (A) fraud or intentional misrepresentation or (B) embezzlement, misappropriation or conversion of assets or opportunities of the Company or any subsidiary corporation or parent corporation of the Company (in which case, such Option shall terminate and no longer be exercisable), such Option shall continue to vest (pursuant to its vesting schedule) and, to the extent not theretofore exercised, remain exercisable at any time up to and including the earlier of (X) five (5) years after the date of such termination of service and (Y) the tenth anniversary of the date of grant of such Option.

If an Option granted hereunder shall be exercised by the legal representative of a deceased Eligible Director or former Eligible Director, or by a person who acquired an Option granted hereunder by bequest or inheritance or by reason of the death of any Eligible Director or former Eligible Director, written notice of such exercise shall be accompanied by a certified copy of letters testamentary or equivalent proof of the right of such legal representative or other person to exercise such Option. Notwithstanding anything to the contrary contained in this Section 10, in no event shall any person be entitled to exercise any Option after the expiration of the period of exercisability of such Option, as specified therein.

11.      Use of Proceeds

The cash proceeds of the sale of Shares subject to the Options granted hereunder are to be added to the general funds of the Company and used for its general corporate purposes as the Board of Directors shall determine.

12.      Non-Transferability of Options

An Option granted hereunder shall not be transferable, whether by operation of law or otherwise, other than by will or the laws of descent and distribution.
Except to the extent provided above, Options also may not be assigned, transferred, pledged, hypothecated or disposed of in any way (whether by operation of law or otherwise) and shall not be subject to execution, attachment or similar process.

13.      Adjustment of Shares; Change in Control

     (a) Notwithstanding any other provision contained herein, in the event of any change in the Shares subject to the Plan or to any Option granted under the Plan (through merger, consolidation, reorganization, recapitalization, stock dividend, stock split, split-up, split-off, spin-off, combination of shares, exchange of shares, or other like change in the capital structure of the Company), an adjustment shall be made to each outstanding Option such that each such Option shall thereafter be exercisable for such securities, cash and/or other property as would have been received in respect of the Shares subject to such Option had such Option been exercised in full immediately prior to such change, and such an adjustment shall be made successively each time any such change shall occur. The term "Shares" after any such change shall refer to the securities, cash and/or property then receivable upon exercise of an Option. In addition, in the event of any such change, the Committee shall make any further adjustment to the maximum number of Shares which may be acquired under the Plan pursuant to the exercise of Options, the number of shares for which Options may be granted to any one Eligible Director and the number of Shares and price per Share subject to outstanding Options as shall be equitable to prevent dilution or enlargement of rights under such Options, and the determination of the Committee as to these matters shall be conclusive and binding on the optionee.

     (b) Notwithstanding any other provision of this Plan, if there is a Change in Control of the Company, all then outstanding Options shall immediately vest and become exercisable. For purposes of this Section 13(b), a "Change in Control" of the Company shall be deemed to have occurred upon any of the following events:

     (i) Any "person" or "group"(as such terms are used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") but excluding any employee benefit plan of the Company) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the combined voting power of the Company's outstanding securities then entitled ordinarily to vote for the election of directors; or

     (ii) During any period of two (2) consecutive years commencing on or after the Effective Date, the individuals who at the beginning of such period constitute the Board of Directors or any individuals who would be Continuing Directors cease for any reason to constitute at least a majority thereof; or

     (iii) The Board of Directors shall approve a sale of all or substantially all of the assets of the Company; or

     (iv) The Board of Directors shall approve any merger, consolidation, or like business combination or reorganization of the Company, the consummation of which would result in the occurrence of any event described in clause (i) or (ii), above.

For purposes of this Section 13(b), "Continuing Directors" shall mean the directors of the Company in office on the Effective Date and any successor to any such director and any additional director who after the Effective Date (i) was nominated or selected by a majority of the Continuing Directors in office at the time of his or her nomination or selection and (ii) who is not an "affiliate" or "associate" (as defined in Regulation 12B under the Exchange Act) of any person who is the beneficial owner, directly or indirectly, of securities representing ten percent (10%) or more of the combined voting power of the Company's outstanding securities then entitled ordinarily to vote for the election of directors.

14.      Right to Terminate Service

The Plan shall not impose any obligation on the Company or on any subsidiary corporation or parent corporation thereof to continue the service of any Eligible Director holding Options and shall not impose any obligation on the part of any Eligible Director holding Options to remain in the service of the Company or of any subsidiary corporation or parent corporation thereof.

15.      Purchase for Investment

Except as hereinafter provided, the Committee may require the holder of an Option granted hereunder, as a condition to exercise of such Option in the event the Shares subject to such Option are not registered pursuant to an effective registration statement under the Securities Act of 1933, as amended (the "Securities Act"), and applicable state securities laws, to execute and deliver to the Company a written statement, in form satisfactory to the Committee, in which such holder (a) represents and warrants that such holder is purchasing or acquiring the Shares acquired thereunder for such holder's own account for investment only and not with a view to the resale or distribution thereof in violation of any federal or state securities laws and (b) agrees that any subsequent resale or distribution of any of such Shares shall be made only pursuant to either (i) an effective registration statement covering such Shares under the Securities Act and applicable state securities laws or (ii) specific exemptions from the registration requirements of the Securities Act and any applicable state securities laws, based on a written opinion of counsel, in form and substance satisfactory to counsel for the Company, as to the application thereto of any such exemptions. Nothing herein shall be construed as requiring the Company to register Shares subject to any Option under the Securities Act or any state securities law and, to the extent deemed necessary by the Company, Shares issued upon exercise of an Option may contain a legend to the effect that registration rights have not been granted with respect to such Shares.

16.      Issuance of Stock Certificates; Legends; Payment of Expenses

The Company may endorse such legend or legends upon the certificates for Shares issued upon exercise of Options granted pursuant to the Plan and may issue such "stop transfer" instructions to its transfer agent in respect of such Shares as the Committee, in its discretion, determines to be necessary or appropriate to
(a) prevent a violation of, or to perfect an exemption from, the registration requirements of the Securities Act or (b) implement the provisions of the Plan and any agreement between the Company and the optionee or grantee with respect to such Shares. The Company shall pay all issue or transfer taxes with respect to the issuance or transfer of Shares, as well as all fees and expenses necessarily incurred by the Company in connection with such issuance or transfer, except fees and expenses that may be necessitated by the filing or amending of a registration statement under the Securities Act, which fees and expenses shall be borne by the recipient of the Shares unless such registration statement has been filed by the Company for its own corporate purpose (and the Company so states) in which event the recipient of the Shares shall bear only such fees and expenses as are attributable solely to the inclusion of the Shares an optionee receives in the registration statement. All Shares issued as provided herein shall be fully paid and nonassessable to the extent permitted by law.

17.      Listing of Shares and Related Matters

If at any time the listing, registration or qualification of the Shares subject to such Option on any securities exchange or under any applicable law, or the consent or approval of any governmental regulatory body, is necessary as a condition of, or in connection with, the granting of an Option, or the issuance of Shares thereunder, such Option may not be exercised in whole or in part unless such listing, registration, qualification, consent or approval shall have been effected or obtained.

18.      Amendment of the Plan

The Board of Directors may, from time to time, amend the Plan.

19.      Termination or Suspension of the Plan

The Board of Directors may at any time suspend or terminate the Plan. Options may not be granted while the Plan is suspended or after it is terminated. Rights and obligations under any Option granted while the Plan is in effect shall not be altered or impaired by suspension or termination of the Plan, except upon the consent of the person to whom the Option was granted. The ministerial power of the Committee to construe and administer any Options under Section 4 that are granted prior to the termination or the suspension of the Plan shall continue after such termination or during such suspension.
..
20.      Governing Law

The Plan, such Options as may be granted hereunder and all related matters shall be governed by, and construed and enforced in accordance with, the laws of the State of Delaware from time to time in effect.

21.      Partial Invalidity

The invalidity or illegality of any provision herein shall not be deemed to affect the validity of any other provision.

Exhibit (99)(a)

                Certification Required by 18 U.S.C. Section 1350
     (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)


I, John A. Emrich, as Chief Executive Officer of Guilford Mills, Inc. (the "Company"), certify, pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002), that to my knowledge:

(1) the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended December 29, 2002 (the "Report"), filed with the U.S. Securities and Exchange Commission, fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  February 12, 2003


/s/ John A. Emrich
John A. Emrich
President and Chief Executive Officer

Exhibit (99)(b)

                Certification Required by 18 U.S.C. Section 1350
     (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)


I, David H. Taylor, as Chief Financial Officer of Guilford Mills, Inc. (the "Company"), certify, pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002), that to my knowledge:

(1) the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended December 29, 2002 (the "Report"), filed with the U.S. Securities and Exchange Commission, fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  February 12, 2003


/s/ David H. Taylor
David H. Taylor
Chief Financial Officer