Form 10-Q
period 2003-03-30
GUILFORD MILLS INC
filed 2003-05-14
CIK 44471

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 000-50025

GUILFORD MILLS, INC.

(Exact name of Registrant as specified in its charter)

Delaware _______________________ (State or other jurisdiction of incorporation or organization)	13-1995928 ______________________ (I.R.S. Employer Identification number)

6001 West Market Street, Greensboro, N.C. 27409

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code — (336) 316-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐ No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒ No  ☐

Number of shares of common stock outstanding
at May 5, 2003 – 5,501,053

GUILFORD MILLS, INC.
Form 10-Q
March 30, 2003

INDEX

Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets, September 29, 2002 (Successor Company) and March 30, 2003 (Successor Company)	3

	Condensed Consolidated Statements of Operations for the Thirteen Weeks and Twenty-Six Weeks Ended March 31, 2002 (Predecessor Company) and March 30, 2003 (Successor Company)	4

	Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended March 31, 2002 (Predecessor Company) and March 30, 2003 (Successor Company)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 6.	Exhibits and Reports on Form 8-K	27

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Guilford Mills, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 29, 2002 and March 30, 2003
(In thousands)

	Successor Company	Successor Company
	September 29,	March 30,
	2002	2003

		(unaudited)
Assets
Cash and cash equivalents	$25,074	$27,568
Receivables, net	91,614	64,719
Inventories	62,341	61,820
Other current assets	13,169	9,580

Total current assets	192,198	163,687
Property, net	114,981	110,323
Altamira trust assets	22,000	22,000
Other assets	10,318	10,322

Total assets	$339,497	$306,332

Liabilities
Short-term borrowings	$6,199	$—
Current maturities of long-term debt	417	1,525
Accounts payable	41,952	20,857
Other current liabilities	30,825	21,233

Total current liabilities	79,393	43,615

Long-term debt	136,939	139,709
Altamira trust notes	22,000	22,000
Other liabilities	46,165	45,646

Total long-term liabilities	205,104	207,355

Commitments and Contingencies (Note 15)
Stockholders’ Investment
Common stock, including capital in excess of par	55,000	55,000
Retained earnings	—	885
Accumulated other comprehensive income	—	(523)

Total stockholders’ investment	55,000	55,362

Total liabilities and stockholders’ investment	$339,497	$306,332

See accompanying notes to condensed consolidated financial statements.

Guilford Mills, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Thirteen Weeks and Twenty-Six Weeks Ended March 31, 2002 and March 30, 2003
(in thousands except per share data)
(Unaudited)

	Predecessor	Successor	Predecessor	Successor
	Company	Company	Company	Company
	March 31,	March 30,	March 31,	March 30,
	2002	2003	2002	2003
	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)

Net Sales	$129,674	$114,671	$267,242	$225,912
Cost of Goods Sold	144,218	99,112	270,948	193,120

Gross Profit (Loss)	(14,544)	15,559	(3,706)	32,792
Selling and Administrative Expenses	24,056	9,284	41,825	22,400
Restructuring Charges	52,677	617	53,563	617
Reorganization Costs	5,168	579	5,168	855

Operating Income (Loss)	(96,445)	5,079	(104,262)	8,920
Interest Expense	5,896	4,028	13,348	7,755
Impaired Investments	8,689	—	8,689	—
Other Expense (Income), Net	397	(117)	209	(155)

Income (Loss) Before Income Taxes	(111,427)	1,168	(126,508)	1,320
Income Taxes	(12,083)	384	(12,083)	435

Net Income (Loss)	$(99,344)	$784	$(114,425)	$885

Net Income (Loss) Per Share:
Basic	$(5.37)	$0.14	$(6.19)	$0.16
Diluted	(5.37)	0.14	(6.19)	0.16

     See accompanying notes to condensed consolidated financial statements.

Guilford Mills, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Twenty-Six Weeks Ended March 31, 2002 and March 30, 2003
(In thousands)
(Unaudited)

	Predecessor	Successor
	Company	Company
	March 31,	March 30,
	2002	2003

Cash Flows From Operating Activities:
Net income (loss)	$(114,425)	$885
Depreciation and amortization	21,607	7,555
Unexpended restructuring, impaired assets and impaired investment costs	59,628	414
Non-cash reorganization items	2,417	—
Other adjustments to net income (loss), net	(8,962)	(268)
Change in assets and liabilities:
Receivables	16,046	9,642
Inventories	29,349	(747)
Other current assets	(3,291)	4,355
Accounts payable	740	(20,907)
Accrued liabilities	13,691	(10,140)
Other assets and liabilities	(3,063)	(742)

Net cash provided by (used in) operating activities	13,737	(9,953)

Cash Flows From Investing Activities:
Additions to property	(3,033)	(3,122)
Proceeds from life insurance policies	4,336	17,887
Proceeds from sale of property	1,083	4
Other investing activities, net	(397)	—

Net cash provided by investing activities	1,989	14,769

Cash Flows From Financing Activities:
Short-term borrowings, net	(14,023)	(7,060)
Payments of long-term debt	(36,576)	(1,943)
Proceeds from issuance of long-term debt, net of deferred financing costs paid	37,928	6,724

Net cash used in financing activities	(12,671)	(2,279)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	80	(43)

Net Increase In Cash and Cash Equivalents	3,135	2,494
Beginning Cash and Cash Equivalents	5,645	25,074

Ending Cash and Cash Equivalents	$8,780	$27,568

     See accompanying notes to condensed consolidated financial statements.

GUILFORD MILLS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 30, 2003
(Unaudited)

1.	The Company

Historically, Guilford Mills, Inc. (“Guilford” or the “Company”) operated as a diversified textile manufacturer and participated in a broad range of markets and segments. During 2001 and 2002, the Company restructured and reorganized its operations, exiting many markets and concentrating its resources and energies in areas which it believes are stable and provide opportunities for profitable growth. As a result, Guilford is now primarily a supplier of automotive textile products. The Company currently participates in the following segments: Automotive, Industrial and Apparel.

2.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Condensed Consolidated Balance Sheet as of September 29, 2002 has been taken from the audited financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K for the year ended September 29, 2002.

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

The Company’s fiscal year ends on the Sunday nearest to September 30. The Company’s second quarter in fiscal 2003 and fiscal 2002 ended on March 30, 2003 and March 31, 2002, respectively. Each of the quarters is comprised of 13 weeks.

4.	Reorganization and Fresh-Start Reporting

Reorganization — On March 5, 2002, the Company reached an agreement in principle with its senior lenders on a restructuring of the Company’s approximately $274 million senior indebtedness. To conclude the restructuring as quickly as possible, the Company and its domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) on March 13, 2002 (the “Filing Date”). The Chapter 11 cases were jointly administered under case no. 02-40667 (BRL) and, pursuant to the Bankruptcy Court’s approval of the Plan as defined below, were substantively consolidated for the purpose of consummating the Plan. During the period from the Filing Date until October 4, 2002 (the “Effective Date”), the Debtors operated their businesses as debtors-in-possession under Chapter 11 of the Bankruptcy Code. The Company’s non-U.S. subsidiaries did not file voluntary petitions and were, therefore, not Debtors.

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

The Company’s amended joint plan of reorganization dated August 15, 2002 (the “Plan”), was confirmed by the Bankruptcy Court on September 20, 2002, and on October 4, 2002, the Debtors emerged from their bankruptcy proceedings.

On or about the Effective Date, the following transactions or events occurred:

1.	The Company’s senior secured debt of approximately $274 million was discharged, and was replaced with new senior notes, due October 4, 2005, totaling $135 million.

2.	All of the Company’s old common stock was cancelled and replaced with 5,501,053 shares of new common stock. Of these new shares, approximately 90% (4,950,000 shares) were issued to the Company’s senior lenders as partial consideration for the debt reduction described above. The remaining shares were issued to the holders of the Company’s old common stock in a ratio of one new share for every 34.776338 old shares, subject to rounding.

3.	The Company transferred approximately $70 million in cash and property to trusts and its senior lenders, as partial consideration for the debt reduction described above.

4.	The Company’s $30 million Debtor-In-Possession Credit Agreement, dated as of March 13, 2002, with Wachovia Bank was cancelled and the Company entered into a $25 million revolving credit facility.

5.	The Company began paying in cash approximately $15.6 million in pre-petition liabilities to its vendors, payment of which had been stayed during the bankruptcy proceedings.

6.	The new members of the board of directors began serving as directors.

Fresh Start Reporting — Upon emergence from Chapter 11, the Company adopted the provisions of Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“Fresh Start Reporting” or “SOP 90-7”) as promulgated by the AICPA. Accordingly, all assets and liabilities have been restated to reflect their reorganization value, which approximates their fair value at the Effective Date. The Company recorded the effects of the Plan and Fresh Start Reporting as of September 29, 2002. The consolidated balance sheets and related information at September 29, 2002 and financial statements as of March 30, 2003 and for the thirteen weeks and twenty-six weeks then ended are referred to as Successor Company, and reflect the effects of the reorganization and the principles of Fresh Start Reporting. Financial statement amounts prior to September 29, 2002 reflect operations prior to the Company’s emergence from Chapter 11 proceedings, and are referred to as Predecessor Company.

In adopting the requirements of Fresh Start Reporting as of September 29, 2002, the Company was required to value its assets and liabilities at fair value as of September 29, 2002. The reorganization value of the Company’s new common equity of approximately $55 million was determined based on an independent valuation by financial specialists after consideration of several factors and by using various valuation methods including appraisals, cash flow multiples, price/earnings ratios and other relevant industry information. The reorganization value of the Company has been allocated to various asset categories pursuant to Fresh Start Reporting principles.

Altamira Trust — Pursuant to the Plan, on the Effective Date, the Company transferred to a newly created trust certain assets relating to the Company’s discontinued operations located in Altamira, Mexico (the “Altamira Trust”). Such assets, which have an estimated fair market value of $22 million, include (among other items) the Company’s 50% equity interest in a joint venture which owns certain infrastructure assets in an Altamira industrial park as well as stock of the Company’s wholly-owned Mexican subsidiaries which (until the fourth quarter of the Company’s 2002 fiscal year) had operated in such park. The Altamira Trust issued notes to the secured lenders in the aggregate principal amount of $22 million (the “Altamira Trust Notes”) in connection with the implementation of the Plan and in partial satisfaction of such lenders’ prepetition claim against the Company. The Altamira Trust Notes are secured by liens on all of the Altamira Trust assets, bear interest at the annual rate of 10%, are payable on October 4, 2005, and are payable only from the Altamira Trust assets. The trustee of the Altamira Trust is required to pay all liabilities and obligations of the Altamira Trust from the Altamira Trust assets. The Company is not a guarantor of, nor otherwise responsible for, the payment of the Altamira Trust Notes or other liabilities of the Altamira Trust. The Company is, however, the sole beneficiary of the Altamira Trust and, therefore, is entitled to receive the Altamira Trust assets remaining, if any, after the payment in full of the Altamira Trust Notes and of all other liabilities and obligations of the Altamira Trust. Under the provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A Restatement of FASB Statement No. 125” (SFAS No. 140), the Company has recognized the assets and liabilities of the Altamira Trust in its consolidated financial statements.

5.	Factors Affecting Comparability of Financial Information

As a consequence of the implementation of Fresh Start Reporting effective September 29, 2002, the financial information presented in the unaudited consolidated statements of operations and the corresponding statements of cash flows for periods prior to September 29, 2002 are not comparable to financial results for subsequent periods. Any financial information herein labeled “Predecessor Company” refers to periods prior to the adoption of Fresh Start Reporting, while those labeled “Successor Company” refer to periods following the Company’s reorganization.

The lack of comparability in the accompanying unaudited consolidated financial statements relates primarily to the Company’s capital structure (outstanding shares used in earnings per share calculations) and capital costs (interest, depreciation and amortization), as well as debt restructuring and reorganization costs.

6.	Per Share Information

Basic net income (loss) per share information has been computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the periods presented. The weighted average shares used in computing basic net income (loss) per share for the thirteen weeks and twenty-six weeks ended March 30, 2003 and March 31, 2002 were 5,501,000 and 18,484,000, respectively. As described in Note 4, on or about October 4, 2002 all of the Company’s old common stock was cancelled and replaced with 5,501,053 shares of new common stock.

Diluted net income (loss) per share information also considers the dilutive effect of stock options and restricted stock grants. The weighted average shares used in computing diluted net income (loss) per share for the thirteen weeks and twenty-six weeks ended March 30, 2003 and March 31, 2002 were 5,501,000 and 18,484,000, respectively, as there were no dilutive stock options or restricted stock grants outstanding. During the periods ended March 30, 2003 and March 31, 2002, outstanding stock options and shares of restricted stock of 36,000 and 1,712,000, respectively, were antidilutive and not included in the calculation of diluted net income (loss) per share.

7.	Receivables

Receivables at September 29, 2002 and March 30, 2003 consisted of the following (dollars in thousands):

	Successor Company

	September 29, 2002	March 30, 2003

Trade accounts receivable	$80,744	$70,113
Life insurance receivables	17,887	—
Other	825	37

	99,456	70,150
Less – Allowances	7,842	5,431

Receivables, net	$91,614	$64,719

During the second quarter of fiscal 2003, the Company reversed approximately $1,400,000 of accounts receivable reserves that were established in fiscal 2002. Such reversals were the result of collections and recoveries being better than anticipated and favorable settlements of certain claims, $500,000 of which related to one bankrupt customer.

8.	Inventories

Inventories at September 29, 2002 and March 30, 2003 consisted of the following (dollars in thousands):

	Successor Company

	September 29,	March 30,
	2002	2003

Finished goods	$24,080	$25,057
Raw materials and work in process	32,933	31,381
Manufacturing supplies	5,328	5,382

Total inventories	$62,341	$61,820

9.	Comprehensive Income (Loss)

For the thirteen weeks ended March 31, 2002 and March 30, 2003, total comprehensive loss was as follows (dollars in thousands):

	Predecessor	Successor
	Company	Company
	March 31,	March 30,
	2002	2003

Net income (loss)	$(99,344)	$784
Foreign currency translation loss	(119)	(1,593)
Derivative financial instruments	—	524

Comprehensive loss	$(99,463)	$(285)

For the twenty-six weeks ended March 31, 2002 and March 30, 2003, total comprehensive income (loss) was as follows (dollars in thousands):

	Predecessor	Successor
	Company	Company
	March 31,	March 30,
	2002	2003

Net income (loss)	$(114,425)	$885
Foreign currency translation gain (loss)	118	(1,047)
Derivative financial instruments	—	524

Comprehensive income (loss)	$(114,307)	$362

10.     Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, accounts payable, short-term borrowings and long-term debt. Because of their short maturity, the carrying amount of cash, receivables and accounts payable approximates fair value. Fair value of short-term borrowings and long-term debt is estimated based on current rates offered for similar debt. At September 29, 2002 and March 30, 2003, the carrying amount of short-term borrowings and long-term debt, including the current portion, approximates fair value.

11.     Segment Information

For fiscal 2003, the Company has identified three reportable segments based on market sectors: Automotive, Industrial and Apparel. During fiscal 2002, the Company also participated in the Direct-to-Retail Home Fashions segment.

Fabrics produced in the Automotive segment are sold to suppliers to original equipment manufacturers (“OEMs”). These fabrics are then used in the production of seats and headliners of passenger cars, sports utility vehicles, conversion vans and light and heavy trucks. Guilford is a major producer of bodycloth and headliner fabric in the United States and Europe and continues to be the leading headliner fabric manufacturer in both markets. Guilford also has an automotive fabric operation in Mexico.

Fabrics produced in the Industrial segment are sold for use in a broad range of specialty applications, including geotextiles, medical and water filtration systems. The Company’s fibers operations are also included in this segment.

The Apparel segment fabrics have historically been used predominantly in women’s intimate apparel, ready-to-wear and swimwear garments, team sportswear and linings. Since the fourth quarter of fiscal 2000, the Company has effected the strategic realignment of its apparel operations resulting in the closing of facilities and a substantial decrease in manufacturing capacity. The current focus of this segment is on women’s intimate apparel and team sportswear.

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

For comparative purposes, certain amounts have been reclassified to conform with fiscal 2003 presentation. The Company neither allocates to the segments nor bases segment decisions on the following:

•	Interest expense

•	Other income and expense

•	Income tax expense or benefit

•	Reorganization costs

The tables below set forth segment data for the Company’s principal business segments for the thirteen weeks ended March 31, 2002 and March 30, 2003 and the twenty-six weeks ended March 31, 2002 and March 30, 2003.

(Dollars in thousands)

				Direct-to-Retail	Unallocated
	Automotive	Industrial	Apparel	Home Fashions	Items	Total

Thirteen weeks ended March 31, 2002
(Predecessor Company)
External sales	$89,863	$12,896	$17,466	$9,449	$—	$129,674
Intersegment sales	—	—	—	—	13,502	13,502
Restructuring charges	646	—	33,875	18,156	—	52,677
Reorganization costs	—	—	—	—	5,168	5,168
Operating loss	(1,500)	(2,153)	(49,066)	(38,558)	(5,168)	(96,445)
Interest expense	—	—	—	—	5,896	5,896
Impaired investment charge	—	—	8,689	—	—	8,689
Other expense (income), net	—	—	—	—	397	397
Loss before income taxes	—	—	—	—	—	(111,427)

Thirteen weeks ended March 30, 2003
(Successor Company)
External sales	$93,101	$14,806	$6,764	$—	$—	$114,671
Intersegment sales	—	—	—	—	12,793	12,793
Restructuring charges	318	6	293	—	—	617
Reorganization costs	—	—	—	—	579	579
Operating income (loss)	7,304	348	(1,994)	—	(579)	5,079
Interest expense	—	—	—	—	4,028	4,028
Other expense (income), net	—	—	—	—	(117)	(117)
Income before income taxes	—	—	—	—	—	1,168

				Direct-to-Retail	Unallocated
	Automotive	Industrial	Apparel	Home Fashions	Items	Total

Twenty-six weeks ended March 31, 2002
(Predecessor Company)
External sales	$171,133	$25,189	$46,787	$24,133	$—	$267,242
Intersegment sales	—	—	—	—	30,135	30,135
Restructuring charges	646	—	34,761	18,156	—	53,563
Reorganization costs	—	—	—	—	5,168	5,168
Operating loss	(68)	(3,113)	(55,916)	(39,997)	(5,168)	(104,262)
Interest expense	—	—	—	—	13,348	13,348
Impaired investment charge	—	—	8,689	—	—	8,689
Other expense (income), net	—	—	—	—	209	209
Loss before income taxes	—	—	—	—	—	(126,508)

Twenty-six weeks ended March 30, 2003
(Successor Company)
External sales	$185,806	$26,627	$13,479	$—	$—	$225,912
Intersegment sales	—	—	—	—	26,265	26,265
Restructuring charges	318	6	293	—	—	617
Reorganization costs	—	—	—	—	855	855
Operating income (loss)	12,751	762	(3,738)	—	(855)	8,920
Interest expense	—	—	—	—	7,755	7,755
Other expense (income), net	—	—	—	—	(155)	(155)
Income before income taxes	—	—	—	—	—	1,320

12.     Restructuring and Impaired Asset Charges

The Company announced several restructuring actions during fiscal 2002 and 2003.

Fiscal 2002 – Predecessor Company

On April 22, 2002, the Predecessor Company announced that it would close its apparel plant in Altamira, Mexico, and its associated knitting plant in Lumberton, North Carolina. Approximately 180 employees in Mexico and 100 employees in North Carolina were affected by the plant closures. As a result of these closures, the Predecessor Company recorded fixed asset impairments of $29,312,000 and investment impairments of $8,689,000 as of March 31, 2002. Fixed assets, consisting primarily of buildings and machinery and equipment used in knitting, dyeing and finishing, were written down to the lower of carrying value or fair market value, as determined by outside appraisers.

During the second quarter of fiscal 2002, the Predecessor Company decided to exit the production of automotive fabrics in its plant in Pouso Alegre, Brazil. As a result of this action, the Predecessor Company recorded fixed asset impairments, severance costs and other expenses totaling $646,000 as of March 31, 2002.

On March 8, 2002, the Predecessor Company announced that it had agreed in principle to sell the business and certain assets of Twin Rivers Textile Printing and Finishing (located in Schenectady, New York) to a third party. As a result, the Predecessor Company recorded fixed asset and goodwill impairments of $3,671,000.

On February 18, 2002, the Predecessor Company announced an agreement in principle to cell certain assets of its Direct-to-Retail Home Fashions segment to a third party. As a result, the Predecessor Company recorded goodwill and fixed asset impairments and severance costs of $18,156,000 as of March 31, 2002. Fixed assets, consisting primarily of buildings, and machinery and equipment used to cut and sew fabric, were written down to the lower of carrying value or fair market value, as determined by outside appraisers.

In all of the impaired fixed asset charges discussed above, determination of fair market value was based upon: (1) external appraisals, (2) in-house engineering estimates utilizing prices for currently available new and used equipment, (3) real property tax values, (4) contract selling price, and/or (5) zero where intent was to scrap.

The following summarizes the fiscal 2002 restructuring and asset and investment impairment actions as of March 31, 2002 (dollars in thousands):

		Fiscal	Write-down of
	September 30, 2001	2002	assets to net		March 31,
	reserve balance	charges	realizable value	Reserves utilized	2002 reserve balance

Non-cash write-downs of property and equipment to net realizable value	$—	$42,108	$42,108	$—	$—
Severance and related employee benefit costs	1,708	1,354	—	2,038	1,024
Goodwill impairment	—	9,012	9,012	—	—
Other costs	246	203	—	203	246

Total restructuring and asset impairment	1,954	52,677	51,120	2,241	1,270

Impaired investments	—	8,689	—	8,689	—

Total	$1,954	$61,366	$51,120	$10,930	$1,270

The Company also incurred additional restructuring costs of $892,000 during fiscal 2002, primarily related to notice pay and stay bonuses.

Fiscal 2003 – Successor Company

As of September 29, 2002, the Company had an accrued liability of $1,343,000 for severance and related employee benefit costs as a result of restructuring its apparel segment operations.

In March 2003, the Company implemented a plan to realign its domestic automotive and Mexican operations. As a result, the Company recorded severance and related employee benefit costs of $617,000. The plan is expected to be completed during fiscal 2003.

The table below summarizes the restructuring accrual as of March 30, 2003 (dollars in thousands):

		Fiscal
	September 29, 2002	2003		March 30,
	reserve balance	charges	Reserves utilized	2003 reserve balance

Severance and related employee benefit costs	$1,343	$617	$1,179	$781

13.     Stock Compensation

At March 30, 2003, the Company had stock options outstanding covering 36,000 shares to non-employee directors of the Company. At March 31, 2002, the Predecessor Company had approximately 1,600,000 stock options outstanding under a stock option plan to key employees and directors. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Predecessor Company’s stock options were cancelled on the Effective Date, in conjunction with the Company’s emergence from bankruptcy and cancellation of all previously outstanding old common stock. The following tables illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation expense.

For the thirteen weeks ended March 31, 2002 and March 30, 2003, the effect on net income (loss) and net income (loss) per share would be as follows (dollars in thousands except per share data):

	Predecessor	Successor
	Company	Company
	March 31,	March 30,
	2002	2003

Net income (loss), as reported	$(99,344)	$784
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax effects	—	2

Pro forma net income (loss)	$(99,344)	$782

Net income (loss) per share:
Basic and Diluted – as reported	$(5.37)	$0.14
Basic and Diluted – pro forma	(5.37)	0.14

For the twenty-six weeks ended March 31, 2002 and March 30, 2003, the effect on net income (loss) and net income (loss) per share would be as follows (dollars in thousands except per share data):

	Predecessor	Successor
	Company	Company
	March 31,	March 30,
	2002	2003

Net income (loss), as reported	$(114,425)	$885
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax effects	—	5

Pro forma net income (loss)	$(114,425)	$880

Net income (loss) per share:
Basic and Diluted – as reported	$(6.19)	$0.16
Basic and Diluted – pro forma	(6.19)	0.16

14.     Derivative Financial Instruments

The Company accounts for derivative contracts and hedging activities under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes the accounting and reporting requirements for derivative instruments and hedge transactions. The Company does not enter into derivative financial instruments for trading purposes.

The Company’s use of derivatives relates to its use of currency forward contracts to hedge balance sheet and income statement currency exposures. In February 2003, the Company entered into foreign currency forward contracts with maturities of less than one year related to anticipated forecasted transactions. These foreign currency forward contracts qualify and have been designated as cash flow hedges under the guidelines of SFAS No. 133. The changes in fair value of the derivatives are recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of the derivative’s change in fair value is immediately recognized in earnings. The fair value of the Company’s foreign currency forward contracts outstanding at March 30, 2003 was $23,600,000 with a notional value of $22,800,000. The deferred gain ($800,000) is included in other current assets.

15.     Commitments and Contingencies

Prior to April 2003, the Company was a partial guarantor of certain third party debt owed by one of the Company’s equity method investees, which investee operates a retail storage facility. The debt was payable in monthly installments through October 2019, subject to certain call provisions. The Company was advised by the lender that the loan’s call feature would be exercised later in 2003. As of March 30, 2003, the amount of such debt subject to the Company’s guarantee was $2,286,000, plus accrued interest and expenses. In April 2003, the Company purchased the loan from the lender, together with the debt guaranties previously provided by the Company’s (unaffiliated) partners in the investee, for an aggregate purchase price of $1,875,000, thereby extinguishing the Company’s liability under its guaranty. The Company does not believe that the acquisition of the third party debt will have a significant impact on its financial position and its future results of operations.

Since January 1992, the Company has been involved in discussions with the United States Environmental Protection Agency (“EPA”) regarding remedial actions at its Gold Mills, Inc. (“Gold”) facility in Pine Grove, Pennsylvania which was acquired in October 1986. Between 1988 and 1990, the Company implemented a number of corrective measures at the facility in conjunction with the Pennsylvania Department of Environmental Resource. Subsequently, through negotiations with the EPA, Gold entered into a Final Administrative Consent Order with the EPA, effective October 14, 1992. Pursuant to such order, Gold has performed (i) certain measures designed to prevent any potential threats to the environment at the facility and (ii) an investigation to fully determine the nature of any release of hazardous substances at the facility. Gold is currently finalizing a Corrective Measures Study (CMS) Report, and will implement the proposed corrective action measures upon approval by the EPA. This work will effectively satisfy the requirements of the consent order. The failure of Gold to comply with the terms of the consent order may result in the imposition of monetary penalties against the Company.

The Company received a letter from the North Carolina Department of Environmental Management (“NC DEM”) on September 18, 2001, stating that its facility in Fuquay-Varina, NC, had been placed on the state list of Inactive Hazardous Waste Sites (“IHWS”). According to the state, the facility was placed on the IHWS due to information the state has concerning waste handling practices in the 1984 — 1988 time period. As a result of this listing, the Company has completed a Remedial Investigation Report and agreed to conduct additional assessment activities under the supervision of the NC DEM.

The Company is conducting studies and implementing operational and capital improvements to the wastewater treatment plant at its facility in Kenansville, NC, under a Special Order by Consent (“SOC”) with the North Carolina Division of Water Quality (“DWQ”), that expires on June 1, 2003. The Company has applied to DWQ for an extension of the SOC and the Company currently expects to receive such extension. The failure of the Company to achieve compliance with National Pollution Discharge Elimination System permit effluent limitations as specified in the SOC and any extension of the SOC or, if the SOC extension is not obtained, the limitations as specified in applicable North Carolina law, may result in the imposition of monetary penalties against the Company.

In the ordinary course of its business, the Company imports into the United States a variety of products in connection with its manufacturing operations. During fiscal 2002, primarily in order to supplement its domestic production of two automotive fabric styles, the Company imported into the United States from its wholly-owned subsidiary in the United Kingdom, a limited amount of fabrics which are identical to styles that are produced in the Company’s U.S. facilities. Upon importation of this merchandise, the Company paid all applicable customs duties, taxes, and fees. After the end of the 2002 fiscal year, however, Company management became aware that these U.K. imports had not been properly marked and certified as to country of origin, as required by U.S. customs laws. The Company has disclosed this matter to the U.S. Customs Service, in accordance with applicable procedures, and paid approximately $150,000 in additional marking duties in March 2003. This amount was reflected in the consolidated statement of operations for the fourth quarter of fiscal 2002. U.S. Customs could also seek penalties from the Company as a result of the improper markings and certifications; however, the Company believes that even if such penalties were imposed, they would not have a material impact on the Company’s financial position or future results of operations. The Company may be required to reimburse certain of its customers for the amount of customs duties that may be assessed by non-U.S. customs authorities on the merchandise. An estimated amount of reimbursements was reflected in the consolidated statement of operations for the fourth quarter of fiscal 2002, and the Company does not believe that any such reimbursements will have a material impact on the Company’s financial position or future results of operations.

Dr. Jacobo Zaidenweber, a 5% stockholder of the Company’s subsidiary Grupo Ambar, S.A. de C.V. (“Grupo Ambar”), is a party to a stockholders’ agreement with the Company relating to his Grupo Ambar stock ownership. (Dr. Zaidenweber also serves as Chairman of the Board of Grupo Ambar and is a former director of the Company.) The stockholders’ agreement provides, among other things, that upon the occurrence of certain designated events (each, an “Involuntary Put Event”), Dr. Zaidenweber has the right (the “Put”) to sell to the Company his Grupo Ambar shares at a price equal to the net worth of such shares, as defined in the agreement, multiplied by two (the “Put Price”). During the second quarter of fiscal 2003, Dr. Zaidenweber notified the Company that he believed that one or more Involuntary Put Events had occurred and that, as a result, he had elected to exercise the Put. Pursuant to the terms of the stockholders’ agreement, the Company is required to pay the Put Price in cash. Under the terms of its senior loan agreements, however, the Company is prohibited from paying cash or cash equivalents as part of the purchase price for Dr. Zaidenweber’s Grupo Ambar shares, except pursuant to a loan arrangement subordinated to the Company’s obligations under its senior loan agreements. The Company is currently evaluating the availability of any defenses to the enforceability of Dr. Zaidenweber’s Put exercise. The Company has not yet finalized the calculation of the Put Price, but expects that the payment of the Put Price (if it is ultimately determined that the Company is required to pay such amount) would not have a material effect on the Company’s financial position or its results of operations.

In addition to the matters described above, the Company is also involved in litigation arising in the ordinary course of business. As a result of the bankruptcy proceedings described above, persons who commenced lawsuits or other proceedings prior to March 13, 2002 retain all rights to proceed against the Company, but only to the extent and limit of applicable insurance coverage. Such claim holders have no direct claim against the Company post-confirmation of bankruptcy, including any deductible under an insurance policy or any excess over the policy coverage limits. Although the final outcome of these legal and environmental matters cannot be determined, based on the facts presently known, it is management’s opinion that the final resolution of these matters will not have a material adverse effect on the Company’s financial position or future results of operations.

16.     New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Exit or Disposal Activities, effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that were previously accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring). A fundamental conclusion reached by the Board in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this SFAS eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement or an individual deferred-compensation contract. The Company implemented the provisions of this accounting pronouncement connected with the restructuring of its operations in the second quarter of fiscal 2003, as described above.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This Statement, which is effective for fiscal years ending after December 15, 2002, amends SFAS No. 123, Accounting for Stock-Based Compensation, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 regardless of the accounting method used to account for stock-based compensation. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company implemented the enhanced disclosure provisions as defined by Statement No. 148 during the second quarter of fiscal 2003.

In November 2002, the FASB’s Emerging Issues Task Force reached consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses the accounting treatment for arrangements that provide the delivery or performance of multiple products or services where the delivery of a product, system or performance of services may occur at different points in time or over different periods of time. EITF No. 00-21 requires the separation of the multiple deliverables that meet certain requirements into individual units of accounting that are accounted for separately under the appropriate authoritative accounting literature. EITF No. 00-21 is applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the provisions of EITF 00-21 to have a material effect on its results of operations and financial position.

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. For guarantees that fall within the scope of FIN 45, the Interpretation requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The Company does not expect the measurement provisions of FIN 45 to have a material effect on its results of operations and financial position.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established, which disclosures are included herein. The Company does not currently believe its maximum exposure of any loss resulting from involvement with variable interest entities will have a material effect on its results of operations or its financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements of the Company for the thirteen weeks and twenty-six weeks ended March 30, 2003 and March 31, 2002 and the related Notes to Condensed Consolidated Financial Statements herein.

Bankruptcy Reorganization

On March 5, 2002, the Company reached an agreement in principle with its senior lenders on a restructuring of the Company’s approximately $274 million senior indebtedness. To conclude the restructuring as quickly as possible, the Debtors filed voluntary petitions under the Bankruptcy Code with the Bankruptcy Court on the Filing Date. The Chapter 11 cases were jointly administered under case no. 02-40667 (BRL) and, pursuant to the Bankruptcy Court’s approval of the Plan, were substantively consolidated for the purpose of consummating the Plan. During the period from the Filing Date until the Effective Date, the Debtors operated their businesses as debtors-in-possession under Chapter 11 of the Bankruptcy Code. The Company’s non-U.S. subsidiaries did not file voluntary petitions and were, therefore, not Debtors.

The Plan was confirmed by the Bankruptcy Court on September 20, 2002, and on October 4, 2002, the Debtors emerged from their bankruptcy proceedings.

On or about the Effective Date, the following transactions or events occurred:

1.	The Company’s senior secured debt of approximately $274 million was discharged, and was replaced with new senior notes, due October 4, 2005, totaling $135 million.

2.	All of the Company’s old common stock was cancelled and replaced with 5,501,053 shares of new common stock. Of these new shares, approximately 90% (4,950,000 shares) were issued to the Company’s senior lenders as partial consideration for the debt reduction described above. The remaining shares were issued to the holders of the Company’s old common stock in a ratio of one new share for every 34.776338 old shares, subject to rounding.

3.	The Company transferred approximately $70 million in cash and property to trusts and its senior lenders, as partial consideration for the debt reduction described above.

4.	The Company’s $30 million Debtor-In-Possession Credit Agreement, dated as of March 13, 2002, with Wachovia Bank was cancelled and replaced by a $25 million revolving credit facility.

5.	The Company began paying in cash approximately $15.6 million in pre-petition liabilities to its vendors, payment of which had been stayed during the bankruptcy proceedings.

6.	The new members of the board of directors began serving as directors.

Fresh Start Reporting

The Company has applied Fresh Start Reporting to its consolidated balance sheet as of September 29, 2002 in accordance with Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” as promulgated by the AICPA. Under Fresh Start Reporting, a new reporting entity is considered to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the date Fresh Start Reporting is applied. On October 4, 2002, the Debtors emerged from bankruptcy. For financial reporting purposes, September 29, 2002 was considered the emergence date and the effects of the reorganization have been reflected in the accompanying financial statements as if the emergence occurred on that date.

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

     Fabrics produced in the Automotive segment are sold to suppliers to OEMs. These fabrics are then used in the production of seats and headliners of passenger cars, sports utility vehicles, conversion vans and light and heavy trucks. Guilford is a major producer of bodycloth and headliner fabric in the United States and Europe and continues to be the leading headliner fabric manufacturer in both markets. Guilford also has an automotive fabric operation in Mexico.

Fabrics produced in the Industrial segment are sold for use in a broad range of specialty applications, including geotextiles, medical and water filtration devices. The Company’s fibers operations are also included in this segment.

The Apparel segment fabrics have historically been used predominantly in women’s intimate apparel, ready-to-wear and swimwear garments. Other end uses included team sportswear and linings. Since the fourth quarter of fiscal 2000, the Company has effected the strategic realignment of its apparel operations resulting in the closing of facilities and a substantial decrease in manufacturing capacity. The current focus of this segment is on women’s intimate apparel and team sportswear.

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

Guilford’s business has undergone significant changes over the last decade and, in particular, over the last four years. Guilford had for many years been known primarily as a producer of fabrics for apparel applications. While Guilford had diversified into automotive fabrics in the 1970s, sales of apparel fabrics remained dominant through most of the 1990s. Guilford, along with substantially all other domestic textile manufacturers, was dramatically impacted by staggering increases in imported fabrics and garments during the late 1990s.

In July 2000, the Company announced a strategic realignment of its apparel operations designed to improve the Company’s cost structure and increase profitability. As conditions worsened, the Company expanded and accelerated its apparel realignment plan in fiscal 2001. By the end of fiscal 2001, the Company had closed or committed to close all but one of its domestic apparel dyeing and finishing facilities. The Company further de-emphasized its apparel business in 2002, closing one of its manufacturing facilities in Mexico and another in the U.S. The Company has continued to participate in the apparel segment, but on a much smaller scale. Following these restructuring actions, the Company expects that revenues in its Apparel segment will be less than 10% of total revenue in fiscal 2003.

The Company currently produces goods in the United States, the United Kingdom and Mexico. For the first half of fiscal 2003, approximately 70% of the Company’s net sales originated from the United States. Guilford’s non-U.S. operations are subject to fluctuations in foreign exchange rates that affect the Company’s operating results and financial position due to translation gains and losses recognized in converting such activity to local currency and to U.S. dollars.

Results of Operations for the thirteen weeks ended March 31, 2002 and March 30, 2003

As a result of the application of Fresh Start Reporting, the financial statements of the Successor Company are not comparable to the financial statements of the Predecessor Company.

The following table sets forth the results of operations for the thirteen weeks ended March 31, 2002 compared to March 30, 2003 (dollars in thousands):

		Successor
	Predecessor Company	Company		Percentage
	March 31,	March 30,	Increase	Increase
(Unaudited)	2002	2003	(Decrease)	(Decrease)

Net Sales	$129,674	$114,671	$(15,003)	(11.6)%
Cost of goods sold	144,218	99,112	(45,106)	(31.3)

Gross profit (loss)	(14,544)	15,559	30,103	N/A
Selling and administrative expenses	24,056	9,284	(14,772)	(61.4)
Restructuring charges	52,677	617	(52,060)	(98.8)
Reorganization costs	5,168	579	(4,589)	(88.8)

Operating income (loss)	(96,445)	5,079	101,524	N/A
Interest expense	5,896	4,028	(1,868)	(31.7)
Impaired investments	8,689	—	(8,689)	N/A
Other expense (income), net	397	(117)	(514)	N/A

Income (loss) before income taxes	(111,427)	1,168	112,595	N/A
Income taxes	(12,083)	384	12,467	N/A

Net income (loss)	$(99,344)	$784	$100,128	N/A

Thirteen weeks ended March 30, 2003 compared to March 31, 2002

Net sales for the second quarter of fiscal 2003 were $114.7 million, a decrease of $15.0 million, or 11.6% from net sales of $129.7 million for the second quarter of fiscal 2002.

Automotive segment sales, which comprised 81% of consolidated sales, increased 3.6% in the second quarter of fiscal 2003 to $93.1 million as compared to $89.9 million for the second quarter of fiscal 2002. The improvement was primarily related to increased sales in the Automotive U.K. operations, partially offset by declines in Mexico due to program changes, and in Brazil as the Company exited the production of automotive fabric at this facility during the fourth quarter of fiscal 2002. Sales volume in the U.S. was approximately the same as in the prior year in spite of lower car builds in the U.S. market.

Second quarter fiscal 2003 sales in the Industrial segment increased 14.8% to $14.8 million as compared to $12.9 million in the second quarter of fiscal 2002. The Company increased sales of industrial fabrics used in reverse osmosis filtration systems, and increased external fibers sales.

Sales in the Apparel segment for the second quarter of fiscal 2003 declined 61.3% to $6.8 million from $17.5 million in the second quarter of fiscal 2002. The decrease is attributed to the Company’s reduced participation in this segment in connection with its apparel restructuring plan and lower sales volumes in Mexico.

During the second quarter of fiscal 2002, the Company recorded $9.4 million of sales in its Direct-to-Retail Home Fashions segment. As described elsewhere herein, the Company exited this business during fiscal 2002, and the Company had no sales in this business during fiscal 2003.

Gross profit for the second quarter of fiscal 2003 increased to $15.6 million or 13.5% of net sales, from a $14.5 million loss for the second quarter of fiscal 2002. The prior year second quarter included inventory impairment charges of $12.3 million in addition to other costs related to plant closings. In the current year second quarter, increased sales by the Automotive U.K. operation and improved capacity utilization and manufacturing efficiencies also contributed to the improvement. Partially offsetting this improvement was a decline in gross profit of approximately $1.9 million related to lower sales volume in Mexico.

For the second quarter of fiscal 2003, selling and administrative expenses were $9.3 million or 8.1% of net sales, compared to $24.1 million or 18.6% of net sales, for the second quarter of fiscal 2002. The decrease from the prior year was due primarily to reduced selling and administrative staffing levels, as a result of the Company’s exit from the Direct-to-Retail Home Fashions business and its significant decrease in participation in the Apparel segment. The Company also reduced its professional fee expenses, as the fiscal 2002 amount included fees for financial advisors and other professionals retained to assist the Company in restructuring its debt. In fiscal 2003, the Company benefited from lower bad debt expense as a result of improved collection experience as compared to prior year that included $5.0 million of bad debt expense mostly related to the planned shutdown of the Company’s plant in Altamira, Mexico.

During the second quarter of fiscal 2003, the Company incurred reorganization costs of $0.6 million, consisting primarily of professional fees related to the Company’s emergence from bankruptcy. During the second quarter of fiscal 2002, the Company recognized reorganization costs of $5.2 million.

Interest expense for the second quarter of fiscal 2003 was $4.0 million compared to $5.9 million for the second quarter of fiscal 2002. The decrease in interest expense was primarily attributable to significantly decreased debt levels, as the Predecessor Company’s senior secured debt of approximately $274 million was replaced with $135 million of new debt upon the Company’s emergence from bankruptcy.

Income tax expense for the second quarter of fiscal 2003 was $0.4 million compared to a $12.1 million income tax benefit for the second quarter of fiscal 2002. For fiscal 2002, the Company recorded income tax benefit as a result of favorable tax legislation passed by the U.S. Congress during the second quarter of fiscal 2002.

For the second quarter of fiscal 2003, net income was $0.8 million, or $0.14 per diluted share, compared to a net loss of $99.3 million, or $5.37 per diluted share, for the second quarter of fiscal 2002.

Results of Operations for the twenty-six weeks ended March 31, 2002 and March 30, 2003

The following table sets forth the results of operations for the twenty-six weeks ended March 31, 2002 compared to March 30, 2003 (dollars in thousands):

		Successor
	Predecessor Company	Company		Percentage
	March 31,	March 30,	Increase	Increase
(Unaudited)	2002	2003	(Decrease)	(Decrease)

Net Sales	$267,242	$225,912	$(41,330)	(15.5)%
Cost of goods sold	270,948	193,120	(77,828)	(28.7)

Gross profit (loss)	(3,706)	32,792	36,498	N/A
Selling and administrative expenses	41,825	22,400	(19,425)	(46.4)
Restructuring charges	53,563	617	(52,946)	(98.8)
Reorganization costs	5,168	855	(4,313)	(83.5)

Operating income (loss)	(104,262)	8,920	113,182	N/A
Interest expense	13,348	7,755	(5,593)	(41.9)
Impaired investments	8,689	—	(8,689)	N/A
Other expense (income), net	209	(155)	(364)	N/A

Income (loss) before income taxes	(126,508)	1,320	127,828	N/A
Income taxes	(12,083)	435	12,518	N/A

Net income (loss)	$(114,425)	$885	$115,310	N/A

Twenty-six weeks ended March 30, 2003 compared to March 31, 2002

Net sales for the twenty-six weeks ended March 30, 2003 were $225.9 million, a decrease of $41.3 million, or 15.5% from net sales of $267.2 million for the twenty-six weeks ended March 31, 2002.

Automotive segment sales, which comprised 82% of consolidated sales, increased 8.6% in the twenty-six weeks ended March 30, 2003 to $185.8 million as compared to $171.1 million for the same twenty-six week period in fiscal 2002. The Company’s sales in this segment increased as a result of an increase in the Company’s share of the bodycloth fabric market in the U.S., as well as increased market share in Europe. This increase was partially offset by declines in Mexico due to program changes, and in Brazil as the Company exited the production of automotive fabric at this facility during the fourth quarter of fiscal 2002.

Sales for the twenty-six weeks ended March 30, 2003 in the Industrial segment increased 5.7% to $26.6 million as compared to $25.2 million in the same twenty-six week period in fiscal 2002. The Company increased sales of industrial fabrics used in reverse osmosis filtration systems, and increased external fibers sales with such increases partially offset by a decrease in the sales of certain fabrics used in window covering applications.

Sales in the Apparel segment for the twenty-six weeks ended March 30, 2003 declined 71.2% to $13.5 million from $46.8 million in the same twenty-six week period in fiscal 2002. The decrease is attributed to the Company’s reduced participation in this segment in connection with its apparel restructuring plan and lower sales volumes in Mexico.

During the twenty-six weeks ended March 31, 2002, the Company recorded $24.1 million of sales in its Direct-to-Retail Home Fashions segment. As described elsewhere herein, the Company exited this business during fiscal 2002, and the Company had no sales in this business during fiscal 2003.

Gross profit for the twenty-six weeks ended March 30, 2003 increased to $32.8 million or 14.5% of net sales, from a $3.7 million loss for the same twenty-six week period in fiscal 2002. The increase was predominately the result of Automotive segment sales increases in the U.S. and Europe, which resulted in improved capacity utilization and manufacturing efficiencies. Partially offsetting this improvement was a decline in gross profit of approximately $3.3 million related to lower sales volume in Mexico. In addition, fiscal 2002 results were affected by a $12.3 million inventory impairment charge and other costs related to plant closings.

For the twenty-six weeks ended March 30, 2003, selling and administrative expenses were $22.4 million or 9.9% of net sales, compared to $41.8 million or 15.7% of net sales, for the twenty-six weeks ended March 31, 2002. The decrease from the prior year was due primarily to reduced selling and administrative staffing levels, as a result of the Company’s exit from the Direct-to-Retail Home Fashions business and its significant decrease in participation in the Apparel segment. The Company also reduced its professional fee expenses as the fiscal 2002 amount included fees for financial advisors and other professionals retained to assist the Company in restructuring its debt. In fiscal 2003, the Company benefited from lower bad debt expense as a result of improved collection experience as compared to prior year that included $5.0 million of bad debt expense mostly related to the planned shutdown of the Company’s plant in Altamira, Mexico.

During the twenty-six weeks ended March 30, 2003, the Company incurred reorganization costs of $0.9 million, consisting primarily of professional fees related to the Company’s emergence from bankruptcy. During the twenty-six weeks ended March 31, 2002, the Company recognized reorganization costs of $5.2 million.

Interest expense for the twenty-six weeks ended March 30, 2003 was $7.8 million compared to $13.3 million for the twenty-six weeks ended March 31, 2002. The decrease in interest expense was primarily attributable to significantly decreased debt levels, as the Predecessor Company’s senior secured debt of approximately $274 million was replaced with $135 million of new debt upon the Company’s emergence from bankruptcy.

Income tax expense for the twenty-six weeks ended March 30, 2003 was $0.4 million, compared to a $12.1 million income tax benefit for the twenty-six weeks ended March 31, 2002. For fiscal 2002, the Company recorded income tax benefit as a result of favorable tax legislation passed by the U.S. Congress during the second quarter of fiscal 2002.

For the twenty-six weeks ended March 30, 2003, net income was $0.9 million, or $0.16 per diluted share, compared to a net loss of $114.4 million, or $6.19 per diluted share, for the twenty-six weeks ended March 31, 2002.

Liquidity and Capital Requirements

At March 30, 2003, working capital was $120.1 million, an increase of $7.3 million, or 6.5%, from $112.8 million at September 29, 2002. The Company’s receivables declined significantly, due to the receipt of proceeds from a number of life insurance policies the Company surrendered near the end of fiscal 2002, as well as a decline in trade receivables. The Company’s accounts payable also declined as the Company began paying in cash approximately $15.6 million in pre-petition liabilities to its vendors, payment of which had been stayed during the bankruptcy proceedings.

Capital expenditures for the twenty-six weeks ended March 30, 2003 were $3.1 million, compared to $3.0 million in the twenty-six weeks ended March 31, 2002. Depreciation expense was $7.3 million in the twenty-six weeks ended March 30, 2003, a decrease from $19.7 million in the same period of fiscal 2002. As a result of the previously described restructuring actions, the Company disposed of a significant amount of fixed assets. In addition, as of the Effective Date, the Successor Company reduced the carrying value of its property, plant and equipment to estimated fair value in conjunction with the implementation of Fresh Start Reporting, and began depreciating those assets over their estimated remaining useful lives.

During the second quarter of fiscal 2003, a minority stockholder of Grupo Ambar put his Grupo Ambar shares to the Company, though the closing of such stock sale has not yet occurred. In April 2003, the Company purchased debt of an equity investee, debt which the Company had previously guaranteed. See Note 15 of the Notes to Consolidated Financial Statements.

In connection with the bankruptcy reorganization, on October 4, 2002, the Company entered into a new Credit, Security, Guaranty and Pledge Agreement, which expires October 4, 2005, with a group of lenders. The new facility provides for a revolving credit loan facility and letters of credit (the “Revolving Credit Facility”) in a maximum principal amount equal to the lesser of (a) $25 million or (b) a specified borrowing base, which is based upon eligible receivables and eligible inventory. The Revolving Credit Facility restricts investments (including investments in non-U.S. subsidiaries), capital expenditures, acquisitions, dividends and the incurrence of additional debt. The Revolving Credit Facility contains customary financial covenants relating to minimum levels of EBITDA, minimum net worth, minimum fixed charge coverage ratios and a maximum leverage ratio, all as defined therein. The Revolving Credit Facility is secured by a first lien on substantially all of the assets of the Company and its domestic subsidiaries, as well as on the stock of all of the Company’s subsidiaries (with the latter, in the case of the Company’s non-U.S. subsidiaries, being limited to 65% of the capital stock). Upon the Company’s receipt of proceeds from certain transactions, such as certain asset sales (including net cash proceeds arising from the Company’s beneficial interest in the Altamira Trust), the Company is required to prepay with such proceeds any loans then outstanding under the Revolving Credit Facility. The Company is currently in compliance with all of the financial restrictions and financial covenants of its new Revolving Credit Facility. All loans outstanding under the Revolving Credit Facility bear interest at the Base Rate plus an applicable interest margin or the LIBOR rate plus an applicable interest margin based upon the Company’s debt to EBITDA ratio, and the Company pays a commitment fee of 0.50% on unused amounts thereunder. As of March 30, 2003, the Company had $0.3 million of outstanding loans and had approximately $18.5 million available for borrowing under the Revolving Credit Facility. Management believes that cash on hand along with cash expected to be generated through operations and availability under the Revolving Credit Facility will be sufficient to fund operations, anticipated capital expenditure requirements and current maturities under the Company’s debt agreement over the next twelve months.

The Company’s U.K. and Mexico City operations each have separate secured lending arrangements which are available to finance operations in those locations. These credit facilities are considered by management to be adequate. However, the Company’s Mexico City operation has incurred operating losses over the last several quarters. Operating management has taken a number of steps to reduce costs, improve production and quality levels and increase sales in this subsidiary. The current business plan envisions that the Mexico City operations will return to positive earnings and cash flow by the end of fiscal 2003. There can be no assurances that such a turnaround will be achieved. In the event that these operations continue to generate losses, or should these losses increase, the Company would need to pursue additional sources of operating capital or financing, or seek other strategic alternatives for its Mexican operations.

Outlook

The Company has undergone substantial changes over the last two years, substantially exiting or downsizing its unprofitable lines of business, including Direct-to-Retail Home Fashions and Apparel, culminating in the financial reorganization in bankruptcy. Although this reorganization was difficult, traumatic and expensive, it resulted in a more viable capital structure for Guilford.

Guilford is, and plans to continue to be a company focused on serving its primary customer base, the automotive industry. While participation in the industrial and apparel markets is important to balance manufacturing capacity and to generate positive earnings, the Company plans to dedicate substantially all of its efforts and resources towards its Automotive segment.

A key component in the continued profitability of the Automotive segment will be the number of vehicles built by auto manufacturers in Guilford’s markets (North America and Europe). Many analysts project car build rates in Europe to be relatively flat in 2003 and 2004 compared with 2002 while such analysts expect slight declines in North America in 2003 compared to 2002.

The Company’s Automotive segment has historically not seen significant competitive threats from foreign textile manufacturers. Auto manufacturers and their suppliers have typically desired their sources of supply locally situated in order to have greater confidence in the supply chain and to avoid the complexities and issues associated with importing fabrics or components from foreign countries. The Company, however, has seen recent indications from one major auto manufacturer that it will import fabric from Asia for one of its programs that Guilford currently supplies and that it may be considering expanding this sourcing channel in an effort to reduce its costs. The impact of the actions to date is not expected to have a material impact on the financial position or future results of operations. It is currently unclear whether the significant logistical problems associated with sourcing fabric in Asia can be economically resolved by the auto manufacturers. If, however, importation of fabric or components were to become a trend among auto manufacturers, such a trend could materially adversely impact the Company’s business, and the Company would need to determine how to respond to this new competitive threat.

Because the Company’s reorganization in bankruptcy was completed relatively quickly, Guilford believes it was generally able to preserve its strong customer and supplier relationships. Guilford is a well-established, key supplier to the automotive industry with substantial market share, and expects to continue to grow and improve its profitability in the future.

Contingencies

The Company is involved in various litigation and environmental matters arising in the ordinary course of business. These are discussed in Note 15 under Item 1 “Condensed Consolidated Financial Statements” of this document. The Company maintains insurance coverage against certain potential claims in amounts that the Company believes to be adequate. As a result of the bankruptcy proceedings described above, persons who commenced lawsuits or other proceedings prior to March 13, 2002 retain all rights to proceed against the Company, but only to the extent and limit of applicable insurance coverage. Such claim holders have no direct claim against the Company post-confirmation of bankruptcy, including any deductible under an insurance policy or any excess over the policy coverage limits. Although the final outcome of these legal and environmental matters cannot be determined, based on the facts presently known, it is management’s opinion that the final resolution of these matters will not have a material adverse effect on the Company’s financial position or future results of operations.

Safe Harbor-Forward-Looking Statements

From time to time, the Company may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “forecast,” “budget,” “goal” or other words that convey the uncertainty of future events or outcomes.

Various statements contained in this report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements speak only as of the date of this report; the Company disclaims any obligation to update these statements and cautions against any undue reliance on them. These forward-looking statements are based on current expectations and assumptions about future events. While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control.

Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include:

•	general economic factors including, but not limited to, changes in interest rates, foreign currency translation rates, consumer confidence, trends in disposable income, changes in consumer demand for goods produced, and cyclical or other downturns

•	the overall level of automotive production and the production of specific car models

•	information and technological advances

•	cost and availability of raw materials, labor and natural and other resources

•	domestic and foreign competition

•	changes in purchasing practices of automotive customers, including price pressures and sourcing of products in Asia

•	domestic and foreign governmental regulations and trade policies

•	reliance on major customers

•	success of marketing, advertising and promotional campaigns

•	inability to achieve cost reductions through consolidation and restructuring

•	inability to maintain sufficient liquidity to finance the Company’s operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk for changes in interest rates and foreign currency exchange rates and has exposure to commodity price risk, including prices of primary raw materials, fiber and foam. The Company does not hold or issue any financial instruments for trading purposes. During the thirteen weeks ended March 30, 2003, the Company did not experience any material changes with respect to its sensitivity or management of interest rate or commodity price risk. However, the Company is subject to foreign currency risk primarily related to sales and expenditures and other transactions denominated in foreign currencies and investments in foreign subsidiaries. The Company manages the exposure related to this risk through forward foreign currency exchange contracts with durations generally less than 12 months. The changes in the market value of such contracts have a high correlation to the price changes in the currency of the related hedged transactions. The Company enters into forward foreign currency exchange contracts in the normal course of business to manage exposure related to sales denominated in foreign currencies and against fluctuations in the purchase price of capital equipment and other transactions having firm commitments. On March 30, 2003, the Company held foreign currency forward contracts with a fair value of $23.6 million and a notional value of $22.8 million that expire in less than one year.

Item 4. Controls and Procedures

(a)  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Within 90 days prior to the filing date of this quarterly report on Form 10-Q, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and the Company’s principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

(b) There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 2 of Part I of this Quarterly Report under the heading titled “Contingencies” for the information required by this Item.

Items 2 - 5.

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit
Number	Description

(10)(a)*	Form of Stock Option Contract pursuant to the Guilford Mills, Inc. Stock Option Plan for Non-employee Directors

(10)(b)*	Summary of Key Manager Short-Term Incentive Plan

(99)(a)	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)(b)	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K
Not Applicable

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUILFORD MILLS, INC. (Registrant)

Date: May 14, 2003 /s/ David H. Taylor Name: David H. Taylor Title: Chief Financial Officer

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

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

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

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ David H. Taylor David H. Taylor Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

(10)(a)*	Form of Stock Option Contract pursuant to the Guilford Mills, Inc. Stock Option Plan for Non-employee Directors.

(10)(b)*	Summary of Key Manager Short-Term Incentive Plan

(99)(a)	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)(b)	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Items denoted with an asterisk represent management contracts or compensatory plans or arrangements.