Form 10-Q
period 2003-06-29
GUILFORD MILLS INC
filed 2003-08-13
CIK 44471

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒    No ☐

Number of shares of common stock outstanding
at August 5, 2003 – 5,501,053

GUILFORD MILLS, INC.
Form 10-Q
June 29, 2003

INDEX

Page

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets, September 29, 2002 (Successor Company) and June 29, 2003 (Successor Company)	3
Condensed Consolidated Statements of Operations for the Thirteen Weeks and Thirty-Nine Weeks Ended June 30, 2002 (Predecessor Company) and June 29, 2003 (Successor Company)	4
Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended June 30, 2002 (Predecessor Company) and June 29, 2003 (Successor Company)	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	26
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 6. Exhibits and Reports on Form 8-K	27

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Guilford Mills, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
September 29, 2002 and June 29, 2003
(In thousands)

	Successor	Successor
	Company	Company
	September 29,	June 29,
	2002	2003

		(unaudited)
Assets
Cash and cash equivalents	$25,074	$29,176
Receivables, net	91,614	70,198
Inventories	62,341	61,017
Other current assets	13,169	8,683

Total current assets	192,198	169,074
Property, net	114,981	109,432
Altamira trust assets	22,000	20,800
Other assets	10,318	11,159

Total assets	$339,497	$310,465

Liabilities
Short-term borrowings	$6,199	$—
Current maturities of long-term debt	417	1,568
Accounts payable	41,952	22,879
Other current liabilities	30,825	22,435

Total current liabilities	79,393	46,882

Long-term debt	136,939	139,119
Altamira trust notes	22,000	20,800
Other liabilities	46,165	45,400

Total long-term liabilities	205,104	205,319

Commitments and Contingencies (Note 15)
Stockholders’ Investment
Common stock, including capital in excess of par	55,000	55,000
Retained earnings	—	2,352
Accumulated other comprehensive income	—	912

Total stockholders’ investment	55,000	58,264

Total liabilities and stockholders’ investment	$339,497	$310,465

See accompanying notes to condensed consolidated financial statements.

Guilford Mills, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Thirteen Weeks and Thirty-Nine Weeks Ended June 30, 2002 and June 29, 2003
(in thousands except per share data)
(Unaudited)

	Predecessor	Successor	Predecessor	Successor
	Company	Company	Company	Company
	June 30,	June 29,	June 30,	June 29,
	2002	2003	2002	2003
	(13 weeks)	(13 weeks)	(39 weeks)	(39 weeks)

Net Sales	$133,555	$113,494	$400,797	$339,406
Cost of Goods Sold	119,668	96,571	390,616	289,691

Gross Profit	13,887	16,923	10,181	49,715
Selling and Administrative Expenses	15,911	10,595	57,736	32,995
Restructuring Charges	6,532	13	60,095	630
Reorganization Costs	4,723	398	9,891	1,253

Operating Income (Loss)	(13,279)	5,917	(117,541)	14,837
Interest Expense	714	3,921	14,062	11,676
Impaired Investments	638	—	9,327	--
Other Expense (Income), Net	730	(278)	939	(433)

Income (Loss) Before Income Taxes	(15,361)	2,274	(141,869)	3,594
Income Taxes	—	807	(12,083)	1,242

Net Income (Loss)	$(15,361)	$1,467	$(129,786)	$2,352

Net Income (Loss) Per Share:
Basic	$(0.83)	$0.27	$(7.02)	$0.43
Diluted	(0.83)	0.27	(7.02)	0.43

See accompanying notes to condensed consolidated financial statements.

Guilford Mills, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirty-Nine Weeks Ended June 30, 2002 and June 29, 2003
(In thousands)
(Unaudited)

	Predecessor	Successor
	Company	Company
	June 30,	June 29,
	2002	2003

Cash Flows From Operating Activities:
Net income (loss)	$(129,786)	$2,352
Depreciation and amortization	30,739	11,506
Unexpended restructuring, impaired assets and impaired investment costs	66,668	329
Non-cash reorganization items	3,972	—
Other adjustments to net income (loss), net	(9,527)	(109)
Change in assets and liabilities:
Receivables	18,187	5,210
Inventories	38,322	883
Other current assets	(5,593)	5,250
Accounts payable	872	(19,226)
Accrued liabilities	17,216	(8,693)
Other assets and liabilities	(1,731)	(1,973)

Net cash provided by (used in) operating activities	29,339	(4,471)

Cash Flows From Investing Activities:
Additions to property	(5,301)	(4,980)
Proceeds from life insurance policies	4,336	18,135
Proceeds from sale of property	13,417	225
Other investing activities, net	(397)	(1,855)

Net cash provided by investing activities	12,055	11,525

Cash Flows From Financing Activities:
Short-term borrowings, net	(26,834)	(7,489)
Payments of long-term debt	(36,576)	(2,243)
Proceeds from issuance of long-term debt, net of deferred financing costs paid	37,928	6,724

Net cash used in financing activities	(25,482)	(3,008)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(29)	56

Net Increase In Cash and Cash Equivalents	15,883	4,102
Beginning Cash and Cash Equivalents	5,645	25,074

Ending Cash and Cash Equivalents	$21,528	$29,176

See accompanying notes to condensed consolidated financial statements.

GUILFORD MILLS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2003
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

3. Fiscal Period End

The Company’s fiscal year ends on the Sunday nearest to September 30. The Company’s third quarter in fiscal 2003 and fiscal 2002 ended on June 29, 2003 and June 30, 2002, respectively. Each of the quarters is comprised of 13 weeks.

4. Reorganization and Fresh-Start Reporting

Reorganization — On March 5, 2002, the Company reached an agreement in principle with its senior lenders on a restructuring of the Company’s approximately $274,000,000 senior indebtedness. To conclude the restructuring as quickly as possible, the Company and its domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) on March 13, 2002 (the “Filing Date”). The Chapter 11 cases were jointly administered under case no. 02-40667 (BRL) and, pursuant to the Bankruptcy Court’s approval of the Plan as defined below, were substantively consolidated for the purpose of consummating the Plan. During the period from the Filing Date until October 4, 2002 (the “Effective Date”), the Debtors operated their businesses as debtors-in-possession under Chapter 11 of the Bankruptcy Code. The Company’s non-U.S. subsidiaries did not file voluntary petitions and were, therefore, not Debtors.

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

The Company’s amended joint plan of reorganization dated August 15, 2002 (the “Plan”), was confirmed by the Bankruptcy Court on September 20, 2002, and on October 4, 2002 the Debtors emerged from their bankruptcy proceedings.

On or about the Effective Date, the following transactions or events occurred:

1.	The Company’s senior secured debt of approximately $274 million was discharged, and was replaced with new senior secured notes, due October 4, 2005, totaling $135 million.

2.	All of the Company’s old common stock was cancelled and replaced with 5,501,053 shares of new common stock. Of these new shares, approximately 90% (4,950,000 shares) were issued to the Company’s senior lenders as partial consideration for the debt reduction described above. The remaining shares were issued to the holders of the Company’s old common stock in a ratio of one new share for every 34.776338 old shares, subject to rounding.

3.	The Company transferred approximately $70 million in cash and property to trusts and its senior lenders, as partial consideration for the debt reduction described above.

4.	The Company’s $30 million Debtor-In-Possession Credit Agreement, dated as of March 13, 2002, with Wachovia Bank was cancelled and the Company entered into a $25 million revolving credit facility.

5.	The Company began paying in cash approximately $15.6 million in pre-petition liabilities to its vendors, payment of which had been stayed during the bankruptcy proceedings.

6.	The new members of the board of directors began serving as directors.

Fresh Start Reporting — Upon emergence from Chapter 11, the Company adopted the provisions of Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“Fresh Start Reporting” or “SOP 90-7”) as promulgated by the AICPA. Accordingly, all assets and liabilities have been restated to reflect their reorganization value, which approximates their fair value at the Effective Date. The Company recorded the effects of the Plan and Fresh Start Reporting as of September 29, 2002. The consolidated balance sheets and related information at September 29, 2002 and financial statements as of June 29, 2003 and for the thirteen weeks and thirty-nine weeks then ended are referred to as Successor Company, and reflect the effects of the reorganization and the principles of Fresh Start Reporting. Financial statement amounts prior to September 29, 2002 reflect operations prior to the Company’s emergence from Chapter 11 proceedings, and are referred to as Predecessor Company.

In adopting the requirements of Fresh Start Reporting as of September 29, 2002, the Company was required to value its assets and liabilities at fair value as of September 29, 2002. The reorganization value of the Company’s new common equity of approximately $55,000,000 was determined based on an independent valuation by financial specialists after consideration of several factors and by using various valuation methods including appraisals, cash flow multiples, price/earnings ratios and other relevant industry information. The reorganization value of the Company has been allocated to various asset categories pursuant to Fresh Start Reporting principles.

Altamira Trust — Pursuant to the Plan, on the Effective Date, the Company transferred to a newly created trust certain assets relating to the Company’s discontinued operations located in Altamira, Mexico (the “Altamira Trust”). Such assets, which had an estimated fair market value of $22,000,000 at the time the trust was established, include (among other items) the Company’s 50% equity interest in a joint venture which owns certain infrastructure assets in an Altamira industrial park as well as stock of the Company’s wholly-owned Mexican subsidiaries which (until the fourth quarter of the Company’s 2002 fiscal year) had operated in such park. The Altamira Trust issued notes to the secured lenders in the aggregate principal amount of $22,000,000 (the “Altamira Trust Notes”) in connection with the implementation of the Plan and in partial satisfaction of such lenders’ prepetition claim against the Company. The Altamira Trust Notes are secured by liens on all of the Altamira Trust assets, bear interest at the annual rate of 10%, are payable on October 4, 2005, and are payable only from the Altamira Trust assets. The trustee of the Altamira Trust is required to pay all liabilities and obligations of the Altamira Trust from the Altamira Trust assets. The Company is not a guarantor of, nor otherwise responsible for, the payment of the Altamira Trust Notes or other liabilities of the Altamira Trust. The Company is, however, the sole beneficiary of the Altamira Trust and, therefore, is entitled to receive the Altamira Trust assets remaining, if any, after the payment in full of the Altamira Trust Notes and of all other liabilities and obligations of the Altamira Trust. Under the provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A Restatement of FASB Statement No. 125” (SFAS No. 140), the Company has recognized the assets and liabilities of the Altamira Trust in its consolidated financial statements.

During the thirteen weeks ended June 29, 2003, the Altamira Trust paid $1,200,000 in partial satisfaction of the Altamira Notes. The trustee of the Altamira Trust continues to liquidate assets to satisfy the Altamira Trust Notes and other liabilities and obligations of the Altamira Trust. While the Company is sole beneficiary of the Altamira Trust, all Altamira Trust Notes and other liabilities and obligations of the Altamira Trust must be paid in full before the Company can receive any benefit. The Company has recorded no benefit as of June 29, 2003 related to the Altamira Trust. The Company’s receipt of net cash proceeds relating to the Company’s beneficial interest in the Altamira Trust will trigger prepayment obligations under the Company’s senior loan agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Requirements”.

5. Factors Affecting Comparability of Financial Information

As a consequence of the implementation of Fresh Start Reporting effective September 29, 2002, the financial information presented in the unaudited consolidated statements of operations and the corresponding statements of cash flows for periods prior to September 29, 2002 are not comparable to financial results for subsequent periods. Any financial information herein labeled “Predecessor Company” refers to periods prior to the adoption of Fresh Start Reporting, while those labeled “Successor Company” refer to periods from and after September 29, 2002.

The lack of comparability in the accompanying unaudited consolidated financial statements relates primarily to the Company’s capital structure (outstanding shares used in earnings per share calculations) and capital costs (interest, depreciation and amortization), as well as debt restructuring and reorganization costs.

6. Stock Compensation

At June 29, 2003, the Company had stock options outstanding covering 36,000 shares to non-employee directors of the Company. At June 30, 2002, the Predecessor Company had approximately 1,300,000 stock options outstanding under a stock option plan to key employees and directors. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Predecessor Company’s stock options were cancelled on the Effective Date, in conjunction with the Company’s emergence from bankruptcy and cancellation of all previously outstanding old common stock. The following tables illustrate the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation expense.

For the thirteen weeks ended June 30, 2002 and June 29, 2003, the effect on net income (loss) and net income (loss) per share would be as follows (dollars in thousands except per share data):

	Predecessor	Successor
	Company	Company
	June 30,	June 29,
	2002	2003

Net income (loss), as reported	$(15,361)	$1,467
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax effects	—	3

Pro forma net income (loss)	$(15,361)	$1,464

Net income (loss) per share:
Basic and Diluted – as reported	$(0.83)	$0.27
Basic and Diluted – pro forma	(0.83)	0.27

For the thirty-nine weeks ended June 30, 2002 and June 29, 2003, the effect on net income (loss) and net income (loss) per share would be as follows (dollars in thousands except per share data):

	Predecessor	Successor
	Company	Company
	June 30,	June 29,
	2002	2003

Net income (loss), as reported	$(129,786)	$2,352
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax effects	—	8

Pro forma net income (loss)	$(129,786)	$2,344

Net income (loss) per share:
Basic and Diluted – as reported	$(7.02)	$0.43
Basic and Diluted – pro forma	(7.02)	0.43

7. Per Share Information

Basic net income (loss) per share information has been computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the periods presented. The weighted average shares used in computing basic net income (loss) per share for the Predecessor Company for the thirteen weeks and thirty-nine weeks ended June 30, 2002 were 18,507,000 and 18,492,000, respectively. The weighted average shares used in computing basic net income (loss) per share for the Successor Company for the thirteen weeks and thirty-nine weeks ended June 29, 2003 were 5,501,000. As described in Note 4, on or about October 4, 2002 all of the Company’s old common stock was cancelled and replaced with 5,501,053 shares of new common stock.

Diluted net income (loss) per share information also considers the dilutive effect of stock options and restricted stock grants. The weighted average shares used in computing diluted net income (loss) per share for the thirteen weeks ended June 29, 2003 and June 30, 2002 were 5,507,000 and 18,507,000, respectively. The weighted average shares used in computing diluted net income (loss) per share for the thirty-nine weeks ended June 29, 2003 and June 30, 2002 were 5,503,000 and 18,492,000, respectively. During the period ended June 30, 2002, outstanding stock options and shares of restricted stock of 1,465,000 were antidilutive and not included in the calculation of diluted net income (loss) per share.

8. Receivables

Receivables at September 29, 2002 and June 29, 2003 consisted of the following (dollars in thousands):

	Successor Company

	September 29,	June 29,
	2002	2003

Trade accounts receivable	$80,744	$74,688
Life insurance receivables	17,887	—
Other	825	336

	99,456	75,024
Less – Allowances	7,842	4,826

Receivables, net	$91,614	$70,198

During the thirty-nine weeks ended June 29, 2003, the Company reversed approximately $1,400,000 of accounts receivable reserves that were established in fiscal 2002. Such reversals were the result of collections and recoveries being better than anticipated and favorable settlements of certain claims, $500,000 of which related to one bankrupt customer.

9. Inventories

Inventories at September 29, 2002 and June 29, 2003 consisted of the following (dollars in thousands):

	Successor Company

	September 29,	June 29,
	2002	2003

Finished goods	$24,080	$25,418
Raw materials and work in process	32,933	29,929
Manufacturing supplies	5,328	5,670

Total inventories	$62,341	$61,017

10. Comprehensive Income (Loss)

For the thirteen weeks ended June 30, 2002 and June 29, 2003, total comprehensive income (loss) was as follows (dollars in thousands):

	Predecessor	Successor
	Company	Company
	June 30,	June 29,
	2002	2003

Net income (loss)	$(15,361)	$1,467
Foreign currency translation gain	355	2,311
Derivative financial instruments	—	(876)

Comprehensive income (loss)	$(15,006)	$2,902

For the thirty-nine weeks ended June 30, 2002 and June 29, 2003, total comprehensive income (loss) was as follows (dollars in thousands):

	Predecessor	Successor
	Company	Company
	June 30,	June 29,
	2002	2003

Net income (loss)	$(129,786)	$2,352
Foreign currency translation gain	473	1,264
Derivative financial instruments	—	(352)

Comprehensive income (loss)	$(129,313)	$3,264

11. Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, accounts payable, and long-term debt. Because of their short maturity, the carrying amount of cash, receivables and accounts payable approximates fair value. Fair value of short-term borrowings and long-term debt is estimated based on current rates offered for similar debt. At September 29, 2002 and June 29, 2003, the carrying amount of short-term borrowings and long-term debt, including the current portion, approximates fair value.

12. Derivative Financial Instruments

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

The Company’s use of derivatives relates to its use of currency forward contracts to hedge balance sheet and income statement currency exposures. In February 2003, the Company entered into foreign currency forward contracts with maturities of less than one year related to anticipated forecasted transactions. These foreign currency forward contracts qualify and have been designated as cash flow hedges under the guidelines of SFAS No. 133. The changes in fair value of the derivatives are recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of the derivative’s change in fair value is immediately recognized in earnings. The fair value of the Company’s foreign currency forward contracts outstanding at June 29, 2003 was $11,600,000 with a notional value of $12,100,000. The fair value (a deferred loss of $500,000) is included in other current liabilities.

13. Segment Information

For fiscal 2003, the Company has identified three reportable segments based on market sectors: Automotive, Industrial and Apparel. During fiscal 2002, the Company also participated in the Direct-to-Retail Home Fashions segment.

Fabrics produced in the Automotive segment are sold to suppliers of original equipment manufacturers (“OEMs”). These fabrics are then used in the production of seats and headliners and other interior components of passenger cars, sports utility vehicles, conversion vans and light and heavy trucks. Guilford is a major producer of bodycloth and headliner fabric in the United States and Europe and continues to be the leading headliner fabric manufacturer in both markets. Guilford also has an automotive fabric operation in Mexico City.

Fabrics produced in the Industrial segment are sold for use in home furnishings and in a broad range of specialty applications, including geotextiles, medical and water filtration systems. The Company’s fibers operations are also included in this segment.

The Apparel segment fabrics have historically been used predominantly in women’s intimate apparel, ready-to-wear, swimwear garments, team sportswear and linings. Since the fourth quarter of fiscal 2000, the Company has effected the strategic realignment of its apparel operations resulting in the closing of facilities and a substantial decrease in manufacturing capacity. The current focus of this segment is on women’s intimate apparel and team sportswear.

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

The tables below set forth segment data for the Company’s principal business segments for the thirteen weeks ended June 30, 2002 and June 29, 2003 and the thirty-nine weeks ended June 30, 2002 and June 29, 2003.

(Dollars in thousands)

				Direct-to-Retail	Unallocated
	Automotive	Industrial	Apparel	Home Fashions	Items	Total

	(Predecessor Company)
Thirteen weeks ended June 30, 2002
External sales	$95,780	$14,269	$17,184	$6,322	$—	$133,555
Intersegment sales	—	—	—	—	14,515	14,515
Restructuring charges	379	—	6,153	—	—	6,532
Reorganization costs	—	—	—	—	4,723	4,723
Operating income (loss)	4,906	1,658	(10,865)	(4,255)	(4,723)	(13,279)
Interest expense	—	—	—	—	714	714
Impaired investment charge	—	—	638	—	—	638
Other expense (income), net	—	—	—	—	730	730
Loss before income taxes	—	—	—	—	—	(15,361)

	(Successor Company)
Thirteen weeks ended June 29, 2003
External sales	$92,697	$13,594	$7,203	$—	$—	$113,494
Intersegment sales	—	—	—	—	13,781	13,781
Restructuring charges	13	—	—	—	—	13
Reorganization costs	—	—	—	—	398	398
Operating income (loss)	7,518	477	(1,680)	—	(398)	5,917
Interest expense	—	—	—	—	3,921	3,921
Other expense (income), net	—	—	—	—	(278)	(278)
Income before income taxes	—	—	—	—	—	2,274

(Dollars in thousands)

				Direct-to-Retail	Unallocated
	Automotive	Industrial	Apparel	Home Fashions	Items	Total

	(Predecessor Company)
Thirty-nine weeks ended June 30, 2002
External sales	$266,913	$39,458	$63,971	$30,455	$—	$400,797
Intersegment sales	—	—	—	—	44,650	44,650
Restructuring charges	1,025	—	40,914	18,156	—	60,095
Reorganization costs	—	—	—	—	9,891	9,891
Operating income (loss)	4,838	(1,455)	(66,781)	(44,252)	(9,891)	(117,541)
Interest expense	—	—	—	—	14,062	14,062
Impaired investment charge	—	—	9,327	—	—	9,327
Other expense (income), net	—	—	—	—	939	939
Loss before income taxes	—	—	—	—	—	(141,869)

	(Successor Company)
Thirty-nine weeks ended June 29, 2003
External sales	$278,503	$40,221	$20,682	$—	$—	$339,406
Intersegment sales	—	—	—	—	40,046	40,046
Restructuring charges	331	6	293	—	—	630
Reorganization costs	—	—	—	—	1,253	1,253
Operating income (loss)	20,269	1,239	(5,418)	—	(1,253)	14,837
Interest expense	—	—	—	—	11,676	11,676
Other expense (income), net	—	—	—	—	(433)	(433)
Income before income taxes	—	—	—	—	—	3,594

14. Restructuring and Impaired Asset Charges

The Company announced several restructuring actions during fiscal 2002 and 2003.

Fiscal 2002 – Predecessor Company

On February 18, 2002, the Predecessor Company announced an agreement in principle to sell certain assets of its Direct-to-Retail Home Fashions segment to a third party. As a result, the Predecessor Company recorded goodwill and fixed asset impairments and severance costs of $18,156,000 as of March 31, 2002. Fixed assets, consisting primarily of buildings, and machinery and equipment used to cut and sew fabric, were written down to the lower of carrying value or fair market value, as determined by outside appraisers.

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

On April 22, 2002, the Predecessor Company announced that it would close its apparel plant in Altamira, Mexico, and its associated knitting plant in Lumberton, North Carolina which plants are no longer owned by the Company. Approximately 180 employees in Mexico and 100 employees in North Carolina were affected by the plant closures. As a result of these closures, the Predecessor Company recorded fixed asset impairments of $29,312,000 and investment impairments of $8,689,000 as of March 31, 2002. Fixed assets, consisting primarily of buildings and machinery and equipment used in knitting, dyeing and finishing, were written down to the lower of carrying value or fair market value, as determined by outside appraisers. The Predecessor Company also recorded additional charges for fixed asset impairments and severance costs at its apparel plant in Altamira, Mexico, and its associated knitting plant in Lumberton, North Carolina totaling $1,684,000, as well as an additional investment impairment of $638,000 as of June 30, 2002.

During the third quarter of fiscal 2002, the Predecessor Company determined that further impairment to the value of its closed facility in Cobleskill, New York had occurred. As a result, the Predecessor Company recorded a restructuring charge of $4,031,000 for fixed asset impairments at this facility which is no longer owned by the Company.

In addition, the Predecessor Company recorded further fixed asset impairment, severance and impaired investment charges and other restructuring costs for plants which had been closed in prior quarters, totaling $2,595,000.

In all of the impaired fixed asset charges discussed above, determination of fair market value was based upon: (1) external appraisals, (2) in-house engineering estimates utilizing prices for currently available new and used equipment, (3) real property tax values, (4) contract selling price, and/or (5) zero where intent was to scrap.

The following summarizes the fiscal 2002 restructuring and asset and investment impairment actions as of June 30, 2002 (dollars in thousands):

		Fiscal	Write-down of
	September 30, 2001	2002	assets to net	Reserves	June 30, 2002
	reserve balance	charges	realizable value	utilized	reserve balance

Non-cash write-downs of property and equipment to net realizable value	$—	$47,242	$47,242	$—	$—
Severance and related employee benefit costs	1,708	3,103	—	3,473	1,338
Goodwill impairment	—	9,012	9,012	—	—
Other costs	246	738	—	738	246

Total restructuring and asset impairment	1,954	60,095	56,254	4,211	1,584

Impaired investments	—	9,327	—	9,327	—

Total	$1,954	$69,422	$56,254	$13,538	$1,584

Fiscal 2003 – Successor Company

As of September 29, 2002, the Company had an accrued liability of $1,343,000 for severance and related employee benefit costs as a result of restructuring its apparel segment operations.

In March 2003, the Company implemented a plan to realign its domestic automotive and Mexican operations. As a result, the Company recorded severance and related employee benefit costs of $630,000. The plan is expected to be completed during fiscal 2003.

The table below summarizes the restructuring accrual as of June 29, 2003 (dollars in thousands):

	September 29, 2002	Fiscal 2003	Reserves	June 29, 2003
	reserve balance	charges	utilized	reserve balance

Severance and related employee benefit costs	$1,343	$630	$1,278	$695

15. Commitments and Contingencies

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

The Company received a letter from the North Carolina Department of Environment and Natural Resources (“DENR”) on September 18, 2001, stating that its facility in Fuquay-Varina, NC had been placed on the state list of Inactive Hazardous Waste Sites (“IHWS”). According to the state, the facility was placed on the IHWS due to information the state has concerning past waste handling practices. As a result of this listing, the Company completed a remedial investigation report that detected the presence at the site of certain chemical constituents; the Company believes, however, that it never used such constituents at the facility since the facility's acquisition in 1986. The investigation is continuing under the direction and supervision of DENR and the nature of any required remediation will be determined upon the completion of such investigation. The Company currently cannot estimate the costs of any remediation that it may be required to conduct at the facility.

The Company is implementing operational and capital improvements to the wastewater treatment plant at its facility in Kenansville, NC, begun under a Special Order by Consent (“SOC”) with the North Carolina Division of Water Quality (“DWQ”), that expired on June 1, 2003. Before expiration, the Company applied to DWQ for an extension of the SOC and the Company currently expects to receive such extension. The failure of the Company to achieve compliance with National Pollution Discharge Elimination System permit effluent limitations as specified in any extension of the SOC or, if the SOC extension is not obtained, the limitations as specified in applicable North Carolina law, may result in the imposition of monetary penalties against the Company.

In the ordinary course of its business, the Company imports into the United States a variety of products in connection with its manufacturing operations. During fiscal 2002, primarily in order to supplement its domestic production of two automotive fabric styles, the Company imported into the United States from its wholly-owned subsidiary in Europe, a limited amount of fabrics which are identical to styles that are produced in the Company’s U.S. facilities. Upon importation of this merchandise, the Company paid all applicable customs duties, taxes, and fees. After the end of the 2002 fiscal year, however, Company management became aware that these imports from Europe had not been properly marked and certified as to country of origin, as required by U.S. customs laws. The Company has disclosed this matter to the U.S. Customs Service, in accordance with applicable procedures, and paid approximately $150,000 in additional marking duties in March 2003. This amount was reflected in the consolidated statement of operations for the fourth quarter of fiscal 2002. U.S. Customs could also seek penalties from the Company as a result of the improper markings and certifications; however, the Company believes that even if such penalties were imposed, they would not have a material impact on the Company’s financial position or future results of operations. The Company may be required to reimburse certain of its customers for the amount of customs duties that may be assessed by non-U.S. customs authorities on the merchandise, an estimate of which has been accrued and reflected in the accompanying financial statements. The Company does not believe that any such reimbursements will have a material impact on the Company’s financial position or future results of operations.

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

16. New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Exit or Disposal Activities, effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that were previously accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring). A fundamental conclusion reached by the Board in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this SFAS eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement or an individual deferred-compensation contract. The Company implemented the provisions of this accounting pronouncement connected with the restructuring of its operations in the second quarter of fiscal 2003, as described in Note 14 above.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. The Statement is primarily effective for transactions occurring after June 30, 2003. The Company is currently evaluating the impact of this pronouncement, but does not expect the adoption of this Statement to have a material effect on the Company’s financial position or net earnings.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the impact of this pronouncement, but does not expect the adoption of this Statement to have a material effect on the Company’s financial position or net earnings.

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

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. For guarantees that fall within the scope of FIN 45, the Interpretation requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The Company has not entered into any guarantees subsequent to December 15, 2002 and does not expect the measurement provisions of FIN 45 to have a material effect on its results of operations and financial position.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not currently believe its maximum exposure of any loss resulting from involvement with variable interest entities will have a material effect on its results of operations or its financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements of the Company for the thirteen weeks and thirty-nine weeks ended June 30, 2002 and June 29, 2003 and the related Notes to Condensed Consolidated Financial Statements herein.

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

The Plan was confirmed by the Bankruptcy Court on September 20, 2002, and on October 4, 2002, the Debtors emerged from their bankruptcy proceedings.

On or about the Effective Date, the following transactions or events occurred:

1.	The Company’s senior secured debt of approximately $274 million was discharged, and was replaced with new senior secured notes, due October 4, 2005, totaling $135 million.

2.	All of the Company’s old common stock was cancelled and replaced with 5,501,053 shares of new common stock. Of these new shares, approximately 90% (4,950,000 shares) were issued to the Company’s senior lenders as partial consideration for the debt reduction described above. The remaining shares were issued to the holders of the Company’s old common stock in a ratio of one new share for every 34.776338 old shares, subject to rounding.

3.	The Company transferred approximately $70 million in cash and property to trusts and its senior lenders, as partial consideration for the debt reduction described above.

4.	The Company’s $30 million Debtor-In-Possession Credit Agreement, dated as of March 13, 2002, with Wachovia Bank was cancelled and replaced by a $25 million revolving credit facility.

5.	The Company began paying in cash approximately $15.6 million in pre-petition liabilities to its vendors, payment of which had been stayed during the bankruptcy proceedings.

6.	The new members of the board of directors began serving as directors.

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

Fabrics produced in the Automotive segment are sold to suppliers of OEMs. These fabrics are then used in the production of seats and headliners and other interior components of passenger cars, sports utility vehicles, conversion vans and light and heavy trucks. Guilford is a major producer and supplier of bodycloth and headliner fabric in the United States and Europe and continues to be the leading headliner fabric manufacturer in both markets. Guilford also has an automotive fabric operation in Mexico City.

Fabrics produced in the Industrial segment are sold for use in home furnishings and in a broad range of specialty applications, including geotextiles, medical and water filtration devices. The Company’s fibers operations are also included in this segment.

The Apparel segment fabrics have historically been used predominantly in women’s intimate apparel, ready-to-wear, swimwear garments, team sportswear and linings. Since the fourth quarter of fiscal 2000, the Company has effected the strategic realignment of its apparel operations resulting in the closing of facilities and a substantial decrease in manufacturing capacity. The current focus of this segment is on women’s intimate apparel and team sportswear.

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

The Company currently produces goods in the United States, the United Kingdom and Mexico. For the first nine months of fiscal 2003, approximately 68%, 23% and 9% of the Company’s net sales originated from the United States, Europe and Mexico, respectively. Guilford’s non-U.S. operations are subject to fluctuations in foreign exchange rates that affect the Company’s operating results and financial position due to translation gains and losses recognized in converting such activity to local currency and to U.S. dollars.

Results of Operations for the thirteen weeks ended June 30, 2002 and June 29, 2003

As a result of the application of Fresh Start Reporting, the financial statements of the Successor Company are not comparable to the financial statements of the Predecessor Company.

The following table sets forth the results of operations for the thirteen weeks ended June 30, 2002 compared to June 29, 2003 (dollars in thousands):

	Predecessor	Successor
	Company	Company		Percentage
	June 30,	June 29,	Increase	Increase
(Unaudited)	2002	2003	(Decrease)	(Decrease)

Net Sales	$133,555	$113,494	$(20,059)	(15.0)%
Cost of goods sold	119,668	96,571	(23,099)	(19.3)

Gross profit	13,887	16,923	3,040	N/A
Selling and administrative expenses	15,911	10,595	(5,316)	(33.4)
Restructuring charges	6,532	13	(6,519)	(99.8)
Reorganization costs	4,723	398	(4,325)	(91.6)

Operating income (loss)	(13,279)	5,917	19,196	N/A
Interest expense	714	3,921	3,207	449.2
Impaired investments	638	—	(638)	N/A
Other expense (income), net	730	(278)	(1,008)	N/A

Income (loss) before income taxes	(15,361)	2,274	17,635	N/A
Income taxes	—	807	807	N/A

Net income (loss)	$(15,361)	$1,467	$16,828	N/A

Thirteen weeks ended June 29, 2003 compared to June 30, 2002

Net sales for the third quarter of fiscal 2003 were $113.5 million, a decrease of $20.1 million, or 15.0% from net sales of $133.6 million for the third quarter of fiscal 2002.

Automotive segment sales, which comprised 82% of consolidated sales, decreased 3.2% in the third quarter of fiscal 2003 to $92.7 million as compared to $95.8 million for the third quarter of fiscal 2002. The decline was primarily related to decreased bodycloth and headliner sales at the U.S operations resulting from lower automotive industry build rates in the 2003 period. In addition, sales declined at the Mexico City operations due to lost programs, and in Brazil as the Company exited the production of automotive fabric at this facility during the fourth quarter of fiscal 2002. Sales volume in Europe improved due to increased market share.

Third quarter fiscal 2003 sales in the Industrial segment decreased 4.7% to $13.6 million as compared to $14.3 million in the third quarter of fiscal 2002. The decrease was due to lower sales of certain fabrics used in home furnishings.

Sales in the Apparel segment for the third quarter of fiscal 2003 declined 58.1% to $7.2 million from $17.2 million in the third quarter of fiscal 2002. The decrease is attributed to the Company’s reduced participation in this segment in connection with its apparel restructuring plan and lower sales volumes in the Mexico City operations.

During the third quarter of fiscal 2002, the Company recorded $6.3 million of sales in its Direct-to-Retail Home Fashions segment. As described elsewhere herein, the Company exited this business during fiscal 2002, and the Company had no sales in this business during fiscal 2003.

Gross profit for the third quarter of fiscal 2003 increased to $16.9 million or 14.9% of net sales, from $13.9 million or 10.4% of net sales for the third quarter of fiscal 2002. In fiscal 2003, the Company benefited from a reduction in depreciation expense of approximately $5.1 million from fiscal 2002 as a result of Fresh Start Reporting. Increased sales by the operations in Europe and improved capacity utilization and manufacturing efficiencies in the U.S. Automotive operations also contributed to the improvement. Partially offsetting this improvement was a decline in gross profit of approximately $1.9 million related to lower sales volume in Mexico City. In addition, fiscal 2002 results were affected by $1.9 million in inventory impairment charges and other costs related to plant closings.

For the third quarter of fiscal 2003, selling and administrative expenses were $10.6 million or 9.3% of net sales, compared to $15.9 million or 11.9% of net sales, for the third quarter of fiscal 2002. The decrease from the prior year was due primarily to reduced selling and administrative staffing levels, as a result of the Company’s exit from the Direct-to-Retail Home Fashions business and its significant decrease in participation in the Apparel segment. The Company also reduced its professional fee expenses, as the fiscal 2002 amount included fees for financial advisors and other professionals retained to assist the Company in restructuring its debt.

Restructuring charges for the third quarter of fiscal 2003 were approximately zero compared to $6.5 million for the third quarter of fiscal 2002. The third quarter fiscal 2002 charges related primarily to fixed asset impairments and severance costs.

During the third quarter of fiscal 2003, the Company incurred reorganization costs of $0.4 million, consisting primarily of professional fees related to the Company’s emergence from bankruptcy. During the third quarter of fiscal 2002, the Company recognized reorganization costs of $4.7 million.

Interest expense for the third quarter of fiscal 2003 was $3.9 million compared to $0.7 million for the third quarter of fiscal 2002. The increase in interest expense was primarily attributable to the Predecessor Company not incurring interest expense during the pendency of its bankruptcy case. Upon its emergence from bankruptcy, the senior secured debt of approximately $274 million was replaced with $135 million of new debt.

Income tax expense for the third quarter of fiscal 2003 was $0.8 million compared to zero income tax expense for the third quarter of fiscal 2002. For the third quarter of fiscal 2002, the Company recorded no income tax benefit for its losses due to uncertainties regarding the realization of future income tax benefits from those losses.

For the third quarter of fiscal 2003, net income was $1.5 million, or $0.26 per diluted share, compared to a net loss of $15.4 million, or $0.83 per diluted share, for the third quarter of fiscal 2002.

Results of Operations for the thirty-nine weeks ended June 30, 2002 and June 29, 2003

The following table sets forth the results of operations for the thirty-nine weeks ended June 30, 2002 compared to June 29, 2003 (dollars in thousands):

	Predecessor	Successor
	Company	Company		Percentage
	June 30,	June 29,	Increase	Increase
(Unaudited)	2002	2003	(Decrease)	(Decrease)

Net Sales	$400,797	$339,406	$(61,391)	(15.4)%
Cost of goods sold	390,616	289,691	(100,925)	(25.8)

Gross profit	10,181	49,715	39,534	N/A
Selling and administrative expenses	57,736	32,995	(24,741)	(42.9)
Restructuring charges	60,095	630	(59,465)	(99.0)
Reorganization costs	9,891	1,253	(8,638)	(87.3)

Operating income (loss)	(117,541)	14,837	132,378	N/A
Interest expense	14,062	11,676	(2,386)	(17.0)
Impaired investments	9,327	—	(9,327)	N/A
Other expense (income), net	939	(433)	(1,372)	N/A

Income (loss) before income taxes	(141,869)	3,594	145,463	N/A
Income taxes	(12,083)	1,242	13,325	N/A

Net income (loss)	$(129,786)	$2,352	$132,138	N/A

Thirty-nine weeks ended June 29, 2003 compared to June 30, 2002

Net sales for the thirty-nine weeks ended June 29, 2003 were $339.4 million, a decrease of $61.4 million, or 15.4% from net sales of $400.8 million for the thirty-nine weeks ended June 30, 2002.

Automotive segment sales, which comprised 82% of consolidated sales, increased 4.3% in the thirty-nine weeks ended June 29, 2003 to $278.5 million as compared to $266.9 million for the same thirty-nine week period in fiscal 2002. The Company’s sales in this segment increased due to increased market share in Europe. This increase was partially offset by declines in the Mexico City operations due to lost programs, and in Brazil as the Company exited the production of automotive fabric at this facility during the fourth quarter of fiscal 2002. Sales volume in the U.S. was approximately the same as in the prior year in spite of lower car builds in the U.S. market.

Sales for the thirty-nine weeks ended June 29, 2003 in the Industrial segment increased 1.9% to $40.2 million as compared to $39.5 million in the same thirty-nine week period in fiscal 2002. The increase was attributed to higher external fibers sales partially offset by a decrease in sales in fabric for home furnishing applications.

Sales in the Apparel segment for the thirty-nine weeks ended June 29, 2003 declined 67.7% to $20.7 million from $64.0 million in the same thirty-nine week period in fiscal 2002. The decrease is attributed to the Company’s reduced participation in this segment in connection with its apparel restructuring plan and lower sales volumes in Mexico.

During the thirty-nine weeks ended June 30, 2002, the Company recorded $30.5 million of sales in its Direct-to-Retail Home Fashions segment. As described elsewhere herein, the Company exited this business during fiscal 2002, and the Company had no sales in this business during fiscal 2003.

Gross profit for the thirty-nine weeks ended June 29, 2003 increased to $49.7 million or 14.6% of net sales, from $10.2 million or 2.5% of net sales for the same thirty-nine week period in fiscal 2002. In fiscal 2003, the Company benefited from a reduction in depreciation expense of approximately $15.6 million from fiscal 2002 as a result of Fresh Start Reporting. Also contributing to the improvement were increased sales in Europe and improved capacity utilization and manufacturing efficiencies in both the domestic automotive operations and Europe. Partially offsetting this improvement was a decline in gross profit of approximately $5.3 million related to lower sales volume in Mexico City. In addition, fiscal 2002 results were affected by $19.9 million in inventory impairment charges and other costs related to plant closings.

For the thirty-nine weeks ended June 29, 2003, selling and administrative expenses were $33.0 million or 9.7% of net sales, compared to $57.7 million or 14.4% of net sales, for the thirty-nine weeks ended June 30, 2002. The decrease from the prior year was due primarily to reduced selling and administrative staffing levels, as a result of the Company’s exit from the Direct-to-Retail Home Fashions business and its significant decrease in participation in the Apparel segment. The Company also reduced its professional fee expenses as the fiscal 2002 amount included fees for financial advisors and other professionals retained to assist the Company in restructuring its debt. In fiscal 2003, the Company benefited from lower bad debt expense as a result of improved collection experience as compared to the prior year that included $5.0 million of bad debt expense mostly related to the planned shutdown of the Company’s plant in Altamira, Mexico.

Restructuring charges for the thirty-nine weeks ended June 29, 2003 were $0.7 million compared to $60.1 million for fiscal 2002. Fiscal 2003 charges related to severance and employee benefit costs as the Company implemented a plan to realign its domestic automotive and Mexico City operations. Fiscal 2002 charges primarily related to asset impairments and severance costs related to the shutdown of the apparel plant in Altamira, Mexico and its associated knitting plant in Lumberton, North Carolina in addition to the exit of the Direct-to-Retail home fashions in Herkimer, New York.

During the thirty-nine weeks ended June 29, 2003, the Company incurred reorganization costs of $1.3 million, consisting primarily of professional fees related to the Company’s emergence from bankruptcy. During the thirty-nine weeks ended June 30, 2002, the Company recognized reorganization costs of $9.9 million.

Interest expense for the thirty-nine weeks ended June 29, 2003 was $11.7 million compared to $14.1 million for the thirty-nine weeks ended June 30, 2002. The change in interest expense in fiscal 2003 compared with fiscal 2002 is attributable to significantly decreased debt levels, as the Predecessor Company’s senior secured debt of approximately $274 million was replaced with $135 million of new debt upon the Company’s emergence from bankruptcy, offset by the Predecessor Company not incurring interest expense during fiscal 2002 on the senior secured debt after its March 2002 bankruptcy filing.

Income tax expense for the thirty-nine weeks ended June 29, 2003 was $1.2 million, compared to a $12.1 million income tax benefit for the thirty-nine weeks ended June 30, 2002. For fiscal 2002, the Company recorded income tax benefit as a result of favorable tax legislation passed by the U.S. Congress during the second quarter of fiscal 2002.

For the thirty-nine weeks ended June 29, 2003, net income was $2.4 million, or $0.43 per diluted share, compared to a net loss of $129.8 million, or $7.02 per diluted share, for the thirty-nine weeks ended June 30, 2002.

Liquidity and Capital Requirements

At June 29, 2003, working capital was $122.2 million, an increase of $9.4 million, or 8.3%, from $112.8 million at September 29, 2002. The Company’s receivables declined significantly, due to the receipt of proceeds from a number of life insurance policies the Company surrendered near the end of fiscal 2002, as well as a decline in trade receivables. The Company’s accounts payable also declined as the Company began paying in cash approximately $15.6 million in pre-petition liabilities to its vendors, payment of which had been stayed during the bankruptcy proceedings.

Capital expenditures for the thirty-nine weeks ended June 29, 2003 were $5.0 million, compared to $5.3 million in the thirty-nine weeks ended June 30, 2002. Depreciation expense was $11.1 million in the thirty-nine weeks ended June 29, 2003, a decrease from $28.6 million in the same period of fiscal 2002. As a result of the previously described restructuring actions, the Company disposed of a significant amount of fixed assets. In addition, as of the Effective Date, the Successor Company reduced the carrying value of its property, plant and equipment to estimated fair value in conjunction with the implementation of Fresh Start Reporting, and began depreciating those assets over their estimated remaining useful lives.

During the second quarter of fiscal 2003, a minority stockholder of Grupo Ambar put his Grupo Ambar shares to the Company, though the closing of such stock sale has not yet occurred and the Company is currently evaluating the availability of any defenses to the enforceability of the Put exercise. See Note 15 of the Notes to Consolidated Financial Statements.

In connection with the bankruptcy reorganization, on October 4, 2002, the Company entered into a new Credit, Security, Guaranty and Pledge Agreement, which expires October 4, 2005, with a group of lenders. The new facility provides for a revolving credit loan facility and letters of credit (the “Revolving Credit Facility”) in a maximum principal amount equal to the lesser of (a) $25 million or (b) a specified borrowing base, which is based upon eligible receivables and eligible inventory. The Revolving Credit Facility restricts investments (including investments in non-U.S. subsidiaries), capital expenditures, acquisitions, dividends and the incurrence of additional debt. The Revolving Credit Facility contains customary financial covenants relating to minimum levels of EBITDA, minimum net worth, minimum fixed charge coverage ratios and a maximum leverage ratio, all as defined therein. The Revolving Credit Facility is secured by a first lien on substantially all of the assets of the Company and its domestic subsidiaries, as well as on the stock of all of the Company’s subsidiaries (with the latter, in the case of the Company’s non-U.S. subsidiaries, being limited to 65% of the capital stock). Upon the Company’s receipt of proceeds from certain transactions, such as certain asset sales (including net cash proceeds arising from the Company’s beneficial interest in the Altamira Trust), the Company is required to prepay with such proceeds any loans then outstanding under the Revolving Credit Facility. The Company is currently in compliance with all of the financial restrictions and financial covenants of its new Revolving Credit Facility. All loans outstanding under the Revolving Credit Facility bear interest at the Base Rate plus an applicable interest margin or the LIBOR rate plus an applicable interest margin based upon the Company’s debt to EBITDA ratio, and the Company pays a commitment fee of 0.50% on unused amounts thereunder. As of June 29, 2003, the Company had no outstanding loans and had approximately $18.8 million available for borrowing under the Revolving Credit Facility. Management believes that cash on hand along with cash expected to be generated through operations and availability under the Revolving Credit Facility will be sufficient to fund operations, anticipated capital expenditures and current maturities under the Company’s debt agreement over the next twelve months.

The Company’s Europe and Mexico City operations each have separate secured lending arrangements which are available to finance operations in those locations. These credit facilities have been adequate to finance such operations to date. However, the Company’s Mexico City operation has incurred operating losses over the last several quarters. Operating management has taken a number of steps to reduce costs, improve production and quality levels and increase sales in this subsidiary. As a result of the continued losses and related pressure on working capital, the Company will pursue additional sources of operating capital or financing and has begun an investigation of strategic alternatives for its Mexico City operations.

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

A key component in the continued profitability of the Automotive segment will be the number of vehicles built by auto manufacturers in Guilford’s markets (North America and Europe). Many analysts project car build rates to be relatively flat in 2003 and 2004 compared with 2002.

The Company’s Automotive segment has historically not seen significant competitive threats from foreign textile manufacturers. Auto manufacturers and their suppliers have typically desired their sources of supply locally situated in order to have greater confidence in the supply chain and to avoid the complexities and issues associated with importing fabrics or components from foreign countries. The Company, however, has seen recent indications from one major auto manufacturer that it will import fabric from Asia for one of its programs that Guilford supplied and that it may be considering expanding this sourcing channel in an effort to reduce its costs. The Company has maintained and protected its position on other fabric programs with this auto manufacturer, although at lower initial margins, and has not lost additional programs to Asian suppliers. The impact of the actions to date is not expected to have a material impact on the financial position or future results of operations. It is currently unclear whether the significant logistical problems associated with sourcing fabric in Asia can be economically resolved by the auto manufacturers. If, however, importation of fabric or components were to become a trend among auto manufacturers, such a trend could materially adversely impact the Company’s business, and the Company would need to determine how to respond to this new competitive threat.

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

Safe Harbor-Forward-Looking Statements

From time to time, the Company may publish forward-looking statements relative to such matters, including, without limitation, anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “forecast,” “budget,” “goal” or other words that convey the uncertainty of future events or outcomes.

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

Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include:

•	general economic factors including, but not limited to, changes in interest rates, foreign currency translation rates, consumer confidence, trends in disposable income, changes in consumer demand for goods produced, and cyclical or other downturns

•	the overall level of automotive production and the production of specific car models

•	information and technological advances

•	cost and availability of raw materials, labor and natural and other resources

•	domestic and foreign competition

•	changes in purchasing practices of automotive customers, including price pressures and sourcing of products in Asia

•	domestic and foreign governmental regulations and trade policies

•	reliance on major customers

•	inability to successfully effect any necessary restructuring while preserving customer relationships

•	inability to maintain sufficient liquidity to finance the Company’s operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk for changes in interest rates and foreign currency exchange rates and has exposure to commodity price risk, including prices of primary raw materials, fiber and foam. The Company does not hold or issue any financial instruments for trading purposes. During the thirteen weeks and thirty-nine weeks ended June 29, 2003, the Company did not experience any material changes with respect to its sensitivity or management of interest rate or commodity price risk. However, the Company is subject to foreign currency risk primarily related to sales and expenditures and other transactions denominated in foreign currencies and investments in foreign subsidiaries. The Company manages the exposure related to this risk through forward foreign currency exchange contracts with durations generally less than 12 months. The changes in the market value of such contracts have a high correlation to the price changes in the currency of the related hedged transactions. The Company enters into forward foreign currency exchange contracts in the normal course of business to manage exposure related to anticipated sales denominated in foreign currencies and against fluctuations in the purchase price of capital equipment and other transactions having firm commitments. On June 29, 2003, the Company held foreign currency forward contracts with a fair value of $11.6 million and a notional value of $12.1 million that expire in less than one year.

Item 4. Controls and Procedures

Within the 90-day period prior to the filing of this Form 10-Q, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Based upon the Evaluation of disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities to allow timely decisions regarding required disclosures.

There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their Evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 2 of Part I of this Quarterly Report under the heading titled “Contingencies” for the information required by this Item.

Items 2 — 5.

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number	Description

10	Form of Indemnification Agreement for Directors and Certain Employees (filed herewith).
99(a)	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99(b)	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(b)	Reports on Form 8-K

Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUILFORD MILLS, INC. (Registrant)

Date: August 13, 2003
/s/ David H. Taylor

Name: David H. Taylor Title: Chief Financial Officer

302 CERTIFICATION

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

Date: August 13, 2003

/s/ John A. Emrich John A. Emrich President and Chief Executive Officer

302 CERTIFICATION

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

Date: August 13, 2003

/s/ David H. Taylor David H. Taylor Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10	Form of Indemnification Agreement for Directors and Certain Employees (filed herewith).
99(a)	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99(b)	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).