Form 10-K
period 2003-09-28
GUILFORD MILLS INC
filed 2003-12-29
CIK 44471

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
☑	OF THE SECURITIES EXCHANGE ACT OF 1934	☐	OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year Ended September 28, 2003		For the transition period from __________ to __________

Commission File No. 000-50025

GUILFORD MILLS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-1995928
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6001 West Market Street Greensboro, North Carolina	27409 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (336) 316-4000

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

Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐     No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at March 29, 2003, computed by the last reported trading price on the Over-the-Counter Bulletin Board ($4.00) of the Registrant’s Common Stock on such date: $14,059,200. (Solely for the purposes of the foregoing calculation, affiliates are considered to be Directors, Officers and greater than 10% beneficial owners of the Registrant’s common equity.)

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☑     No ☐

Number of shares of the Registrant’s New Common Stock, par value $.01 per share, outstanding as of December 22, 2003: 5,501,053.

IMPORTANT INFORMATION REGARDING THIS FORM 10-K
PART I
PART II
STATEMENT OF MANAGEMENT’S RESPONSIBILITY
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
SCHEDULE II
PART III
PART IV
EXHIBIT INDEX
SIGNATURES
EX-4.(B) AMENDMENT NO. 1 TO NOTE AGREEMENT
EX-10.(M) SALARY CONTINUATION AGREEMENT
EX-10.(N) SALARY CONTINUATION AGREEMENT
EX-10.(T) 2003 STOCK OPTION PLAN
EX-10.(U) FORM OF STOCK OPTION AGREEMENT
EX-10.(V) SHORT TERM INCENTIVE PLAN
EX-10.(X) EXCLUSIVE SUPPLY AGREEMENT
EX-10.(C)(C) AMENDMENT NO. 1 TO CREDIT AGMT
EX-21 SUBSIDIARIES OF REGISTRANT
EX-23.(A) CONSENT OF INDEPENDENT PUBLIC ACCOUNTANT
EX-23.(B) NOTICE REGARDING CONSENT
EX-31.(A) SECTION 302 CERTIFICATION OF CEO
EX-31.(B) SECTION 302 CERTIFICATION OF CFO
EX-32.(A) SECTION 906 CERTIFICATION OF CEO
EX-32.(B) SECTION 906 CERTIFICATION OF CFO

IMPORTANT INFORMATION REGARDING THIS FORM 10-K

Readers should consider the following information as they review this Form 10-K:

Fresh Start Accounting

In connection with the Company’s bankruptcy reorganization in 2002, the Company has applied Fresh Start Reporting (as defined herein) to its consolidated balance sheet as of September 29, 2002 in accordance with Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” as promulgated by the AICPA. (Reference Item 1 in the Business section for information regarding the Company’s bankruptcy reorganization). Under Fresh Start Reporting, a new reporting entity is considered to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the date Fresh Start Reporting is applied. On October 4, 2002, the Debtors (as defined herein) emerged from bankruptcy. For financial reporting purposes, September 29, 2002 was considered the emergence date and the effects of the reorganization have been reflected in the accompanying financial statements as if the emergence occurred on that date. As a result of the application of Fresh Start Reporting, the financial statements of the Successor Company (as defined herein) are not comparable to the Predecessor Company’s (as defined herein) financial statements.

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

Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include:

•	general economic factors including, but not limited to, changes in interest rates, foreign currency translation rates, consumer confidence, trends in disposable income, changes in consumer demand for goods produced, and cyclical or other downturns

•	the overall level of automotive production and the production of specific car models

•	information and technological advances

•	cost and availability of raw materials, labor and natural and other resources

•	domestic and foreign competition

•	changes in purchasing practices of automotive customers, including price pressures and sourcing of products in Asia

•	domestic and foreign governmental regulations and trade policies

•	reliance on major customers and suppliers

•	inability to successfully effect any necessary restructuring while preserving customer relationships

•	inability to maintain sufficient liquidity to finance the Company’s operations

Fiscal Year End

The Company’s fiscal year ends on the Sunday nearest to September 30. Fiscal year 2003 ended September 28, 2003, fiscal year 2002 ended September 29, 2002 and fiscal year 2001 ended September 30, 2001. Each year includes the results of operations for 52 weeks.

PART I

Item 1.	Business

General

Guilford Mills, Inc. was incorporated under the laws of Delaware in August 1971, and is the successor by merger to businesses previously conducted since 1946. Guilford Mills, Inc. and its subsidiaries are referred to as the “Company” or “Guilford”, unless the context indicates otherwise.

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

Fabrics produced in the Industrial segment are sold for use in window fashions and in a broad range of specialty applications, including geotextiles, medical and water filtration systems. The Company’s fiber operation, which manufactures and supplies fibers internally and to other external textile manufacturers, is included in this segment.

The Apparel segment fabrics have historically been used predominantly in women’s intimate apparel, ready-to-wear, swimwear garments, team sportswear and linings. Since the fourth quarter of fiscal 2000, the Company has effected the strategic realignment of its apparel operations resulting in the closing of facilities and a substantial decrease in manufacturing capacity. The current focus of this segment is on team sportswear, cap and gown and performance activewear.

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

Until the first quarter of the 2004 fiscal year, the Company maintained Automotive and Apparel segment operations in Mexico City, Mexico through certain majority owned Mexican subsidiaries (such companies collectively, the “American Textil Group”). In December 2003, the Company sold all of its capital stock in the American Textil Group to a company (“AT Acquisition”) controlled by the general manager of the American Textil Group (the “General Manager”) and by a person who had been a minority stockholder of a certain American Textil Group company (the “Minority Stockholder”) (the General Manager and the Minority Stockholder collectively referred to as the “Principals”). The terms of such transaction were determined through extensive arm’s length negotiations among the parties. The consideration for the sale of the American Textil Group capital stock consisted of the execution and delivery of certain agreements among the parties, including supply and non-competition agreements as described below, and the release by the Principals of certain claims each had against the Company, including a release (i) by the Minority Stockholder of a claim against the Company arising from his fiscal 2003 exercise of a put right relating to his previously held minority interest in a predecessor to one of the American Textil Group companies and (ii) by the General Manager of claims to certain benefits under Company sponsored employee benefit plans. As part of the American Textil Group sale, the Company purchased from an American Textil Group company certain Automotive segment accounts receivable, with full recourse against the American Textil Group, and certain Automotive segment inventory. Simultaneously with the closing of the sale of the American Textil Group, the Company entered into a supply agreement with the American Textil Group, pursuant to which (i) the Company or one of its subsidiaries will become the vendor of record for virtually all Mexican Automotive segment programs which the American Textil Group had supplied prior to the sale of the American Textil Group and (ii) an American Textil Group company will supply the Company or one of its subsidiaries with certain fabrics to service such programs. Also in connection with the closing of the sale of the American Textil Group, the parties entered into a non-competition agreement pursuant to which the American Textil Group, AT Acquisition and the Principals, on the one hand, and the Company, on the other hand, agreed to refrain from competing with one another in certain Apparel markets for a period of up to two years; the non-competition agreement also prohibits the American Textil Group, AT Acquisition and the Principals from competing with the Company in the Automotive segment anywhere in the world for at least a one year period.

In October 2003, the Company announced that it retained Goldman, Sachs & Co. as its financial advisor to assist with the exploration of, among other things, a possible sale of Guilford. As of December 22, 2003, the Company has received preliminary indications of interest from several third parties who are currently conducting due diligence reviews of the Company. There is no assurance as to whether this process will result in a sale of the Company or as to the timing of any sale.

Reference is made to Notes 22 and 23 to the Consolidated Financial Statements under Item 8 “Financial Statements and Supplementary Data” of this Report, for certain financial information regarding the Company’s segments and the geographic areas in which the Company conducts business.

Bankruptcy Reorganization

On March 5, 2002, the Company reached an agreement in principle with its senior lenders on a restructuring of the Company’s approximately $274 million senior indebtedness. To conclude the restructuring as quickly as possible, the Company and its domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) on March 13, 2002 (the “Filing Date”). The Chapter 11 cases were jointly administered under case no. 02-40667 (BRL) and, pursuant to the Bankruptcy Court’s approval of the Plan as defined below, were substantively consolidated for the purpose of consummating the Plan. During the period from the Filing Date until October 4, 2002 (the “Effective Date”), the Debtors operated their business as debtors-in-possession under Chapter 11 of the Bankruptcy Code. The Company’s non-U.S. subsidiaries did not file voluntary petitions and were, therefore, not Debtors.

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

The Company’s amended joint plan of reorganization dated August 15, 2002, (the “Plan”), was confirmed by the Bankruptcy Court on September 20, 2002, and on October 4, 2002, the Debtors emerged from their bankruptcy proceedings.

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

Product Development

Working closely with its customers, the Company conducts research and development in the U.S. and U.K. Such activities involve approximately 75 associates who are primarily responsible for the creation of new fabrics and styles. Sample machinery and equipment are used to develop new fabrics which can be placed into production after customer acceptance. Total expenditures for research and development for fiscal years 2003, 2002 and 2001 were approximately $11.7 million, $9.9 million and $11.5 million, or 2.6%, 1.9% and 1.8% of sales, respectively.

The Company has numerous trademarks, trade names and patents that it uses in connection with the advertising and promotion of its products across segments. Management believes that the loss or expiration of such patents, trademarks and trade names would not have a material adverse effect on the Company’s operations.

Working Capital Practices

The Company generally knits, dyes and finishes fabric based on customer orders and, therefore, significant amounts of finished goods inventory are not needed to meet rapid delivery to the Company’s customers or to assure a continuous allotment of goods from suppliers. Customers are permitted to return or request allowances for goods that are off-quality. To minimize the credit risk on such accounts and to obtain larger credit lines for many customers, the Company maintains credit insurance covering $35.6 million of certain outstanding accounts receivable as of September 28, 2003. In addition, as of that date, approximately 6% of accounts receivable were factored without recourse. The Company has the ability to borrow against such factored receivables (subject to certain limitations), and did not borrow against them during fiscal 2003 but did borrow against them during fiscal 2002. The Company generally takes advantage of discounts offered by vendors.

The Company has a large number of customers. During fiscal 2003, two of the Company’s automotive customers, Johnson Controls, Inc. and Lear Corporation, each of which are suppliers to OEMs, accounted for 20.0% and 10.8% of the Company’s sales, respectively. During fiscal 2002, Johnson Controls, Inc. and Lear Corporation accounted for 14.1% and 10.3% of the Company’s sales, respectively. No customer accounted for 10% or more of total net sales during fiscal 2001. The Company’s net sales reflect substantial indirect sales to certain OEMs. In the Automotive segment, the Company’s direct and indirect customers generally provide regular release information which the Company uses to purchase raw materials and plan its manufacturing process.

The following data summarizes the Company’s fiscal 2002 and 2003 net direct and indirect sales to OEMs (amounts in thousands of dollars):

Manufacturer	2002 Sales	2003 Sales

Ford	$108,797	$90,628
General Motors	65,724	66,940
Honda	32,207	56,219
Toyota	29,980	27,153
Nissan	26,760	25,586
Daimler Chrysler	14,065	21,631
All Other	60,552	63,759

Total	$338,085	$351,916

The backlog of orders believed to be firm as of the end of the current and preceding fiscal years is not considered by management to be material for an understanding of the Company’s business as most orders are deliverable within a few weeks.

Export Sales

U.S. export sales, as a percentage of total worldwide sales of the Company, were approximately 4.7% in fiscal 2003, 1.9% in fiscal 2002 and 4.4% in fiscal 2001.

Raw Materials

Fabrics in all of the Company’s segments are constructed primarily of synthetic yarns: nylon and polyester, the prices of which are generally sensitive to changes in petroleum prices. In fiscal 2003, the Company internally produced approximately 15% to 20% of all yarns used. The Company purchases its remaining yarns from several fiber producers. In fiscal 2003 all yarns were readily available throughout the year and either were or could be purchased from numerous sources. Management believes that an adequate supply of yarns is available to meet the Company’s requirements.

The chemicals and dyes used in the dyeing and finishing processes in all segments are available in large quantities from various suppliers. The foam backing used in the automotive fabric lamination process is purchased from three suppliers in the United States and three suppliers in Europe. During fiscal 2003, there was an adequate supply of foam. Management believes that an adequate supply of chemicals and dyes and foam are available to meet the Company’s requirements.

Environmental Matters

The production processes, particularly dyeing and finishing operations, involve the use and discharge of certain chemicals and dyes into the air and sewage disposal systems. The Company installs pollution control devices as necessary to meet existing and anticipated national, state and local pollution control regulations. The Company, including its non-U.S. subsidiaries, does not anticipate that compliance with national, state, local and other provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material adverse effect upon its future results of operations and financial position.

Reference is made to Note 16 to the Consolidated Financial Statements under Item 8 “Financial Statements and Supplementary Data” of this document, for information regarding certain other environmental matters.

Competition

In all of the Company’s segments, the principal methods of competition are pricing, styling and design, customer service and quality. In the Automotive segment, the Company has four major competitors in the North American market and certain other smaller competitors. Guilford’s automotive subsidiary in Europe competes with seven warp knitters in Europe. It also competes with many producers of circular knit and flat woven fabrics. The Industrial fabrics market is highly fragmented, with many textile manufacturers selling products to meet individual customer specifications. None of the Company’s competitors is deemed to be dominant with respect to its markets. In the past few years, the Apparel segment has been significantly impacted by imports of garments.

Employees

As of December 19, 2003, the Company employed approximately 2,600 full-time employees worldwide. Approximately 545 employees (including 203 in the U.S. and 342 in Europe) are represented by collective bargaining agreements.

Item 2.	Properties

Set forth below is a listing of facilities owned and leased by the Company as of December 15, 2003:

Facility	Location	Segment(s)	Leased/Owned (A)

Sales and Administrative Offices	Michigan (1)	Automotive	Leased
	North Carolina (2)	Apparel, Automotive, Industrial	Owned (1), Leased (1)
	Germany (1)	Automotive	Leased
	France (1)	Automotive	Leased
	Spain (1)	Automotive	Leased
	Mexico (1)	Automotive	Leased
Manufacturing	North Carolina (5)	Automotive, Industrial	Owned (3), Leased (2)
	Pennsylvania (2)	Apparel, Automotive, Industrial	Owned
	United Kingdom (3)	Automotive	Owned

(A) Substantially all of the above owned domestic properties have been mortgaged to secure the Company’s obligations under its loan agreements. See Note 12 to the Consolidated Financial Statements under Item 8 “Financial Statements and Supplementary Data” of this document. Properties listed do not include assets in the Altamira Trust. Reference is made to Note 1 to the Consolidated Financial Statements under Item 8 “Financial Statements and Supplementary Data” of this Report, for certain information regarding the Altamira Trust.

Management believes the facilities and manufacturing equipment are in generally good condition, well maintained, suitable and adequate for present production, based on the Company’s previously announced restructuring actions. Reference is made to Note 5 to the Consolidated Financial Statements under Item 8 “Financial Statements and Supplementary Data” of this document for information regarding the restructuring actions. Some of the Company’s manufacturing facilities are utilized by more than one segment. Utilization of the facilities fluctuates from time to time due to the seasonal nature of operations and market conditions. The Company defines full utilization primarily as seven-day, three-shift production. On that basis, the manufacturing facilities are generally utilized approximately 80%.

Item 3.	Legal Proceedings

From time to time and currently, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company maintains insurance coverage against certain potential third-party claims in amounts that the Company believes to be adequate. As a result of the bankruptcy proceedings described above, holders of claims that were asserted or could be asserted in any action commenced prior to March 13, 2002 retain all rights to proceed against the Company, but only to the extent and limit of applicable insurance coverage. Such claim holders have no direct claim against the Company post-confirmation of bankruptcy including any deductible under an insurance policy or any excess over the policy coverage limits. Although the final outcome of these legal and environmental matters cannot be determined, and therefore no assurances can be given, based on the facts presently known, it is management’s opinion that the final resolution of these matters will not have a material adverse effect on the Company’s financial position or future results of operations. Reference is made to Note 16 to the Consolidated Financial Statements under Item 8 “Financial Statements and Supplementary Data” of this document for information regarding contingencies including environmental matters.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter for the fiscal year ended September 28, 2003.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

On December 21, 2001, the Company announced that the New York Stock Exchange (the “NYSE”), which was the principal market for the Company’s old common stock, par value $.02 per share (the “Old Common Stock”), which was cancelled upon the Effective Date, had informed the Company that the Company was not in compliance with certain NYSE continued listing standards. Specifically, the average closing price of the Company’s Old Common Stock, which was traded under the ticker symbol “GFD”, had fallen below $1.00 per share, and the Company’s market capitalization had fallen below $15 million, over a consecutive 30-trading day period.

On February 11, 2002, as a result of the continuation of such non-compliance, the NYSE suspended trading of the Company’s Old Common Stock. Prices for the Company’s Old Common Stock commenced quotation on February 14, 2002 on the Over-the-Counter Bulletin Board (“OTCBB”), under the ticker symbol “GFDM”. Such over the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

On September 20, 2002, the Bankruptcy Court confirmed the Plan. On September 24, 2002 the Company’s ticker symbol was temporarily changed to “GFDMQ”. On October 4, 2002, the Company emerged from bankruptcy and issued new common stock, par value $.01 per share (the “New Common Stock”). The ticker symbol for the New Common Stock, the prices for which are quoted on the OCTBB, is “GMIL”.

The following table contains information about the (i) high and low per share bid price of the New Common Stock which was issued on October 4, 2002 and (ii) high and low per share sales price of the Old Common Stock (during the period that the stock was listed on the NYSE) or per share bid price (during the time the Old Common Stock was listed on the OTCBB) before the Old Common Stock was cancelled effective October 4, 2002. On September 28, 2003 there were 549 record holders of New Common Stock.

New Common Stock	Fiscal 2003

Quarter	High	Low

First	$8.00	$2.50
Second	4.60	3.50
Third	10.00	2.25
Fourth	12.00	6.95
Year	$12.00	$2.25

Old Common Stock	Fiscal 2002

Quarter	High	Low

First	$0.80	$0.32
Second	0.68	0.10
Third	0.28	0.16
Fourth	0.35	0.14
Year	$0.80	$0.10

Dividend Policy

The Company currently does not anticipate paying dividends on its New Common Stock. The covenants in its senior debt agreements prohibit, without the consent of the lenders, the payment of dividends on the Company’s New Common Stock. Unless the Company prepays borrowings under its senior debt, it will have borrowings outstanding under such debt instruments until October 4, 2005. Any determination to declare or pay dividends out of funds legally available for that purpose after termination, expiration or modification of the senior secured debt will be at the discretion of the board of directors and will depend on future earnings, results of operations, financial condition, capital requirements, future contractual restrictions and other factors the board of directors deems relevant. No cash dividends have been declared or paid during the three most recent fiscal years.

Item 6.	Selected Financial Data

The following selected consolidated financial information is derived from the Company’s Consolidated Financial Statements for periods both before and after emerging from bankruptcy protection on October 4, 2002. For accounting purposes, the financial statements reflect the reorganization as if it was consummated on September 29, 2002. Therefore, the consolidated balance sheet data and related information at September 28, 2003 and September 29, 2002 and results of operations for the fiscal year ended September 28, 2003 are referred to as “Successor Company” and reflect the effects of the reorganization and the principles of Fresh Start Reporting. Periods presented prior to September 29, 2002 have been designated “Predecessor Company.” Note 3 to the Consolidated Financial Statements under Item 8 “Financial Statements and Supplementary Data” of this document, provides a reconciliation of the Predecessor Company’s consolidated balance sheet as of September 29, 2002 to that of the Successor Company which presents the adjustments that give effect to the reorganization and Fresh Start Reporting. The data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements and Notes thereto. Certain amounts have been reclassified in prior years to conform to the current year presentation.

The consolidated balance sheet information at September 29, 2002 reflects the financial position after the effect of the Plan and the application of the principles of Fresh Start Reporting in accordance with the provisions of SOP 90-7. Accordingly, such financial information at September 29, 2002 and subsequent fiscal year is not comparable to the historical financial information before September 29, 2002.

	Successor
	Company	Predecessor Company

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
(In thousands except per share data)	2003	2002	2001	2000	1999

Results of Operations
Net sales	$445,971	$513,173	$643,519	$814,226	$856,838
Net (loss) income	(8,606)	(123,313)	(160,757)	(20,974)	10,230
Per Share Data
Net (loss) income
Basic	(1.56)	(6.66)	(8.48)	(1.11)	0.47
Diluted	(1.56)	(6.66)	(8.48)	(1.11)	0.47
Cash dividends	0.00	0.00	0.00	0.33	0.44

	Successor Company		Predecessor Company

	Fiscal	Fiscal	Fiscal		Fiscal	Fiscal
	2003	2002	2001		2000	1999

Balance Sheet Data
Working capital	114,983	$112,805	$(150,451	)(1)	$213,110	$127,660
Total assets	303,688	339,497	541,849		724,212	753,431
Long-term debt	135,000	136,939	1,542	(1)	262,845	146,137
Stockholders’ investment	49,615	55,000	141,509		309,772	340,945

(1)	Long-term debt of $239,842 was classified as current liabilities in fiscal 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements of the Company for the years ended September 28, 2003, September 29, 2002 and September 30, 2001 and the related Notes to Consolidated Financial Statements herein.

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

The effect of the reorganization and the implementation of Fresh Start Reporting on the Company’s consolidated balance sheet as of September 29, 2002 are discussed in detail in “Item 8 — Financial Statements and Supplementary Data”. As a result of the implementation of Fresh Start Reporting, the financial statements of the Successor Company are not comparable to the Predecessor Company financial statements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require the Company to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from the estimates. Such differences could be material to the financial statements. A critical accounting policy is one which is both important to the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following accounting policies fit this definition:

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

The Company’s reorganization value of its new equity of $55 million was approximately $16 million less than the fair value of the net assets. In accordance with the purchase method of accounting, the excess of the revalued net assets over the reorganization value was allocated to reduce proportionately the value assigned to applicable noncurrent assets. The calculated reorganization value of the Company was based on a variety of estimates and assumptions about future circumstances and events. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond the Company’s control.

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

Revenue Recognition - Revenue is recognized at the time goods are shipped in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Sales returns and allowances, a component of net sales, are recorded in the period in which the related sales are recorded. A reserve of $1.8 million has been recorded as of September 28, 2003 for such returns and allowances.

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

Income Taxes - The Company is subject to the tax laws of many jurisdictions. The Company is subject to tax audits in each of these jurisdictions, which could result in changes in income taxes. For financial statement purposes, the income tax benefit of net operating loss and credit carryforwards is recognized as a deferred tax asset, subject to appropriate valuation allowances when it is determined that recovery of the deferred tax asset does not meet a “more likely than not” criteria. The Company evaluates the tax benefits of net operating loss and credit carryforwards on an ongoing basis. These assumptions could be affected by changes in future taxable income and its sources and changes in U.S. and non-U.S. tax laws and rates. The effective tax rate of the Company could be impacted by changes in these assumptions.

Inventory Reserves - The Company maintains reserves for inventories valued using the first in, first out (FIFO) method. Such reserves for inventories can be specific to certain inventory or general based on judgements about the overall condition of the inventory. General reserves are established based on percentage markdowns applied to inventories aged for certain time periods. Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through expected sales prices, less selling costs. Estimating sales prices, establishing markdown percentages and evaluating the condition of the inventories require judgements and estimates, which may impact the ending inventory valuation and gross margins.

The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Reference is made to Item 8 “Financial Statements and Supplementary Data” of this Report which contain accounting policies and other disclosures required by generally accepted accounting principles.

GENERAL

Historically, Guilford operated as a diversified textile manufacturer and participated in a broad range of markets and segments. Commencing in July 2000 the Company restructured and reorganized its operations, exiting many markets and concentrating its resources and energies in areas which it believes are stable and provide opportunities for profitable growth. As a result, Guilford is now primarily a supplier of automotive textile products. The Company currently participates in the following segments: Automotive, Industrial and Apparel.

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

Fabrics produced in the Industrial segment are sold for use in window fashions and in a broad range of specialty applications, including geotextiles, medical and water filtration systems. The Company’s fiber operation, which manufactures and supplies fibers internally and to other external textile manufacturers, is included in this segment.

The Apparel segment fabrics have historically been used predominantly in women’s intimate apparel, ready-to-wear, swimwear garments, team sportswear and linings. Since the fourth quarter of fiscal 2000, the Company has effected the strategic realignment of its apparel operations resulting in the closing of facilities and a substantial decrease in manufacturing capacity. The current focus of this segment is on team sportswear, cap and gown and performance activewear.

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

Guilford’s business has undergone significant changes over the last decade and, in particular, over the last five years. Guilford had for many years been known primarily as a producer of fabrics for apparel applications. While Guilford had diversified into automotive fabrics in the 1970s, sales of apparel fabrics remained dominant through most of the 1990s. Guilford, along with substantially all other domestic textile manufacturers, was dramatically impacted by staggering increases in imported apparel fabrics and garments during the late 1990s.

In July 2000, the Company announced a strategic realignment of its apparel operations designed to improve the Company’s cost structure and increase profitability. As conditions worsened, the Company expanded and accelerated its apparel realignment plan in fiscal 2001. By the end of fiscal 2001, the Company had closed or committed to close all but one of its domestic apparel dyeing and finishing facilities. The Company further de-emphasized its apparel business in 2002, closing its Altamira manufacturing facility in Mexico and another in the U.S. The Company has continued to participate in the apparel segment, but on a much smaller scale.

Early in 2002, it became necessary for the Company to exit the Direct-to-Retail Home Fashions business as a result of continued weakness in sales and declining margins and the Company announced its intent to sell certain of its assets and its business. As the impact of all these factors accumulated, it became clear that the Company needed to undergo a significant financial restructuring, and on March 13, 2002, the Company and its domestic subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code and emerged therefrom on October 4, 2002. The bankruptcy proceedings are discussed in greater detail elsewhere herein.

Until the first quarter of the 2004 fiscal year, the Company maintained Automotive and Apparel segment operations in Mexico City, Mexico through certain majority owned Mexican subsidiaries (such companies collectively, the “American Textil Group”). In December 2003, the Company sold all of its capital stock in the American Textil Group to a company (“AT Acquisition”) controlled by the general manager of the American Textil Group (the “General Manager”) and by a person who had been a minority stockholder of a certain American Textil Group company (the “Minority Stockholder”) (the General Manager and the Minority Stockholder collectively referred to as the “Principals”). The terms of such transaction were determined through extensive arm’s length negotiations among the parties. The consideration for the sale of the American Textil Group capital stock consisted of the execution and delivery of certain agreements among the parties, including supply and non-competition agreements as described below, and the release by the Principals of certain claims each had against the Company, including a release (i) by the Minority Stockholder of a claim against the Company arising from his fiscal 2003 exercise of a put right relating to his previously held minority interest in a predecessor to one of the American Textil Group companies and (ii) by the General Manager of claims to certain benefits under Company sponsored employee benefit plans. As part of the American Textil Group sale, the Company purchased from an American Textil Group company certain Automotive segment accounts receivable, with full recourse against the American Textil Group, and certain Automotive segment inventory. Simultaneously with the closing of the sale of the American Textil Group, the Company entered into a supply agreement with the American Textil Group, pursuant to which (i) the Company or one of its subsidiaries will become the vendor of record for virtually all Mexican Automotive segment programs which the American Textil Group had supplied prior to the sale of the American Textil Group and (ii) an American Textil Group company will supply the Company or one of its subsidiaries with certain fabrics to service such programs. Also in connection with the closing of the sale of the American Textil Group, the parties entered into a non-competition agreement pursuant to which the American Textil Group, AT Acquisition and the Principals, on the one hand, and the Company, on the other hand, agreed to refrain from competing with one another in certain Apparel markets for a period of up to two years; the non-competition agreement also prohibits the American Textil Group, AT Acquisition and the Principals from competing with the Company in the Automotive segment anywhere in the world for at least a one year period.

In October 2003, the Company announced that it retained Goldman, Sachs & Co. as its financial advisor to assist with the exploration of, among other things, a possible sale of Guilford. As of December 22, 2003, the Company has received preliminary indications of interest from several third parties who are currently conducting due diligence reviews of the Company. There is no assurance as to whether this process will result in a sale of the Company or as to the timing of any sale.

For fiscal 2003, approximately 68%, 23% and 9% of the Company’s net sales originated from the United States, Europe and Mexico, respectively. Guilford’s non-U.S. operations are subject to fluctuations in foreign exchange rates that affect the Company’s operating results and financial position due to translation gains and losses recognized in converting such activity to local currency and to U.S. dollars.

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

2003 Compared to 2002

As a result of the application of Fresh Start Reporting, the financial statements of the Successor Company are not comparable to the financial statements of the Predecessor Company.

The following table sets forth the results of operations for the fiscal year ended September 29, 2002 compared to September 28, 2003 (dollars in thousands):

	Predecessor	Successor		Percentage
	Company	Company	Increase	Increase
	2002	2003	(Decrease)	(Decrease)

Net Sales	$513,173	$445,971	$(67,202)	(13.1)%
Cost of goods sold	487,114	378,665	(108,449)	(22.3)

Gross profit	26,059	67,306	41,247	158.3
Selling and administrative expenses	65,380	43,665	(21,715)	(33.2)
Restructuring charges	71,050	16,599	(54,451)	(76.6)
Reorganization costs	14,350	1,326	(13,024)	(90.8)

Operating income (loss)	(124,721)	5,716	130,437	104.6
Interest expense	14,080	15,612	1,532	10.9
Fresh start adjustments	16,393	—	(16,393)	N/A
Gain on debt restructuring	(20,588)	—	20,588	N/A
Impaired investments	8,063	—	(8,063)	N/A
Other expense (income), net	(2,963)	(120)	2,843	96.0

Loss before income taxes	(139,706)	(9,776)	129,930	93.0
Income taxes	(16,393)	(1,170)	15,223	92.9

Net loss	$(123,313)	$(8,606)	114,707	93.0

Net sales for fiscal 2003 were $446.0 million, a decrease of $67.2 million, or 13.1% from net sales of $513.2 million for fiscal 2002. Sales decline in the apparel and direct-to-retail home fashion segments accounted for the majority of this decline as the Company chose to exit a significant portion of these businesses during fiscal 2002. Sales from exited businesses represented $72.9 million of the $513.2 million in sales for fiscal 2002.

Automotive segment sales, which comprised 81.8% of consolidated sales, increased 2.9% in fiscal 2003 to $364.8 million as compared to $354.7 million in fiscal 2002. The increase was primarily related to increased headliner market share in Europe associated with new business awards from BMW, Volkswagen and NissanRenault. Sales of headliner fabric in the U.S. declined due mostly to a 2.9% reduction in the North American car build rates while sales of bodycloth fabric increased as a result of new business awards from Honda. North American car build decreased approximately 2.5% during fiscal 2003 to approximately 15.9 million units compared to the car build during fiscal 2002 of approximately 16.3 million units. Automotive fabric sales in Mexico City operations declined due to program losses and an overall reduction in Mexican car build rates.

Fiscal 2003 sales in the Industrial segment, which comprised 11.9% of consolidated sales, increased 1.2% to $53.0 million as compared to $52.4 million in fiscal 2002. Sales of industrial fabric products declined 5.3% from the prior fiscal year due to the adverse effects of the general economy on the particular markets, primarily window fashions. External fiber sales and commission processing increased approximately 24% due to focused marketing efforts aimed at utilizing available capacity.

Sales in the Apparel segment for fiscal 2003 which comprised 6.3% of consolidated sales, declined 61.3% to $28.2 million from $72.8 million in fiscal 2002. The decrease is attributed to the Company’s reduced participation in this segment in connection with its apparel restructuring plan and lower sales volumes in the Mexico City operations.

During fiscal 2002, the Company recorded $33.3 million of sales in its Direct-to-Retail Home Fashions segment. As described elsewhere herein, the Company exited this business during fiscal 2002, and the Company had no sales in this business during fiscal 2003.

Gross profit for fiscal 2003 increased to $67.3 million or 15.1% of net sales, from $26.1 million or 5.1% of net sales for fiscal 2002. The impact of higher sales revenue in Europe and operating improvements in the U.S. operations favorably impacted results. The Company’s Mexico City operations performed poorly throughout the year in all areas and offset some of the improvements achieved elsewhere in the Company. In fiscal 2003, gross profit increased from fiscal 2002 as a result of a reduction in depreciation expense of approximately $18.6 million as a result of Fresh Start Reporting. In addition, fiscal 2002 results were affected by $21.2 million in inventory impairment charges and other costs related to plant closings.

For fiscal 2003, selling and administrative expenses were $43.7 million or 9.8% of net sales, compared to $65.4 million or 12.7% of net sales, for fiscal 2002. The decrease from the prior year was due primarily to reduced selling and administrative staffing levels, as a result of the Company’s exit from the Direct-to-Retail Home Fashions business and its significant decrease in participation in the Apparel segment. In addition, the Company also reduced its professional fee expenses, as the fiscal 2002 amount included fees for financial advisors and other professionals retained to assist the Company in restructuring its debt. In fiscal 2003, the Company benefited from lower bad debt expense as a result of improved collection experience as compared to the prior year that included $5.0 million of bad debt expense mostly related to the planned shutdown of the Company’s plant in Altamira, Mexico.

Restructuring and impaired asset charges for fiscal 2003 were approximately $16.6 million compared to $71.0 million for fiscal 2002. The fiscal 2003 charges consisted primarily of fixed asset impairments and other costs related to the planned sale of the Mexico City operations in early fiscal 2004. The fiscal 2002 charges consisted primarily of fixed asset impairments and severance costs related to the shutdown of the apparel plant in Altamira, Mexico and its associated knitting plant in Lumberton, North Carolina, and the exit of the Direct-to-Retail Home Fashions business in Herkimer, New York.

During fiscal 2003, the Company incurred reorganization costs of $1.3 million, consisting primarily of professional fees related to the Company’s emergence from bankruptcy. During fiscal 2002, the Company recognized reorganization costs of $14.4 million.

Operating income in fiscal 2003 improved $130.4 million to $5.7 million compared to an operating loss of $124.7 million in fiscal 2002. Fiscal 2003 depreciation expense declined $20.8 million from fiscal 2002 as a result of Fresh Start Reporting. In the Automotive segment, fiscal 2003 operating income improved $16.3 million to $22.4 million compared to $6.1 million in fiscal 2002. In fiscal 2003, the Company’s U.S. automotive operations improved manufacturing and operating efficiencies, whereas in Europe, higher sales volume contributed to the improvement. The Mexico City automotive business results, which included lost programs and reserves for inventory impairments, offset some of this improvement. Fiscal 2002 also included the losses reported in Brazil because of the plant shutdown. Operating income in the Industrial segment increased $3.3 million to $1.3 million in fiscal 2003 compared to a $2.0 million loss in fiscal 2002. The Industrial segment benefited from lower depreciation expense in fiscal 2003 of $5.5 million and improved capacity utilization at its fiber operations that was partially offset by lower fabric sales in window fashions. Operating income in the Apparel segment improved $49.7 million to a loss of $16.6 million in fiscal 2003 from a loss of $66.3 million in fiscal 2002. Fiscal 2002 included restructuring charges of $44.2 million compared to $9.7 million in fiscal 2003. In addition, fiscal 2002 included significant shutdown costs related to the closure of the Altamira, Mexico plant and other apparel businesses. The Mexico City operations also negatively impacted fiscal 2003 results. The Direct-to-Retail Home Fashions operating loss was $48.2 million in fiscal 2002. The Company did not participate in this segment in fiscal 2003. See Note 22 to the Consolidated Financial Statements under Item 8 “Financial Statements and Supplementary Data” of this document for a reconciliation of segment measures to consolidated amounts.

Interest expense in fiscal 2003 was $15.6 million compared to $14.1 million for fiscal 2002. The change in interest expense in fiscal 2003 compared with fiscal 2002 is attributable to significantly decreased debt levels, as the Predecessor Company’s senior secured debt of approximately $274 million was replaced with $135 million of new debt upon the Company’s emergence from bankruptcy, offset by the Predecessor Company not incurring interest expense during fiscal 2002 on the senior secured debt after its March 2002 bankruptcy filing.

Other income in fiscal 2003 was $0.1 million compared to $3.0 million in fiscal 2002. Other income in fiscal 2002 included $3.8 million of income related to death benefits from life insurance polices that the Company received covering certain key associates who died during the year, partially offset by other losses of $0.8 million.

The effective tax rate for fiscal 2003 was 12.0% or a $1.2 million benefit compared to 11.7% or a $16.4 million benefit for fiscal 2002. The low effective rates are the result of recording valuation allowances that were necessary because the Company has net operating loss and tax credit carryforwards that, due to restructuring actions and other factors, could expire unused. For fiscal 2003, the Company recorded a $2.4 million income tax benefit to reverse deferred tax liabilities as a result of restructuring Mexico City operations. In fiscal 2002, as a result of a change in the U.S. tax laws, the Company carried back net operating losses to prior years, generating refunds of approximately $15.8 million.

For fiscal 2003, net loss was $8.6 million, or $1.56 per diluted share, compared to a net loss of $123.3 million, or $6.66 per diluted share, for fiscal 2002.

2002 Compared to 2001

The following table sets forth the results of operations for the fiscal year ended September 30, 2001 compared to September 29, 2002 (dollars in thousands):

	Predecessor	Predecessor		Percentage
	Company	Company	Increase	Increase
	2001	2002	(Decrease)	(Decrease)

Net Sales	$643,519	$513,173	$(130,346)	(20.3)%
Cost of goods sold	612,707	487,114	(125,593)	(20.5)

Gross profit	30,812	26,059	(4,753)	(15.4)
Selling and administrative expenses	82,274	65,380	(16,894)	(20.5)
Restructuring charges	71,375	71,050	(325)	(0.5)
Reorganization costs	—	14,350	14,350	N/A

Operating loss	(122,837)	(124,721)	(1,884)	(1.5)
Interest expense	25,292	14,080	(11,212)	(44.3)
Fresh start adjustments	—	16,393	16,393	N/A
Gain on debt restructuring	4,725	(20,588)	(25,313)	(535.7)
Impaired investments	11,451	8,063	(3,388)	(29.6)
Other expense (income), net	911	(2,963)	(3,874)	(425.3)

Loss before income taxes	(165,216)	(139,706)	25,510	15.4
Income taxes	(4,459)	(16,393)	(11,934)	(267.6)

Net loss	$(160,757)	$(123,313)	37,444	23.3

Consolidated net sales for fiscal 2002 were $513.2 million, a decrease of 20.2% from net sales in fiscal 2001 of $643.5 million. Sales declines in the Apparel and Direct-to-Retail Home Fashions segments accounted for the largest amount of the decrease.

The Automotive segment represented 69.1% of consolidated net sales in fiscal 2002, an increase from 51.8% in fiscal 2001. Automotive segment sales were $354.7 million in fiscal 2002 and increased 6.4% from $333.5 million in fiscal 2001. This primarily resulted from a 10.0% increase in sales by the Company’s U.S. automotive operation. North American car build increased approximately 3.8% during fiscal 2002 to approximately 16.3 million units compared to car build during fiscal 2001 of approximately 15.7 million units. The Company also improved its market share of both headliner and bodycloth fabric. Sales volume in Europe grew 7.0% in fiscal 2002 compared to fiscal 2001 due to new program rollouts at two major auto manufacturers. Automotive fabric sales in Mexico decreased by approximately $3.6 million primarily due to the loss of certain programs during fiscal 2002. Sales in Brazil comprised only 1.3% of Guilford’s Automotive segment sales in fiscal 2002 and declined over 40% compared to 2001, as a result of the Company’s decision to cease production in Brazil.

Sales in the Apparel segment decreased 61.8% to $72.8 million in fiscal 2002 from $190.6 million in fiscal 2001 and accounted for 14.2% of consolidated net sales in fiscal 2002. As a result of the continued declines in this segment and the Predecessor Company’s financial difficulties, the Company has substantially exited the production of apparel fabrics in the United States. The Company has closed all but one of its apparel facilities in the U.S., and has also closed its dyeing and finishing plant in Altamira, Mexico.

Sales in the Industrial segment fell 13.1% to $52.4 million in fiscal 2002 from $60.3 million in fiscal 2001. The Industrial segment represented 10.2% of consolidated net sales in fiscal 2002. Higher sales of the Company’s industrial fabrics used in air and water filtration processes were more than offset by declines in other industrial products sales, which were negatively impacted by the slowing economy.

The Direct-to-Retail Home Fashions segment accounted for 6.5% of consolidated net sales in fiscal 2002 and sales decreased 43.7% from fiscal 2001. Sales for fiscal 2002 were $33.3 million versus $59.1 million in fiscal 2001. During fiscal 2002, the Company decided to exit this business and sold all of its direct-to-retail operations.

Gross profit decreased by $4.7 million to $26.1 million or 5.1% of net sales in fiscal 2002, from $30.8 million, or 4.8% of net sales in fiscal 2001. The Company has exited the Direct-to-Retail Home Fashions segment and significantly decreased its participation in the Apparel segment, incurring approximately $21.2 million for inventory impairment and other charges related to plant closings. These declines were partially offset by improved margins in both the U.S. and European automotive businesses, primarily as a result of increased sales. The industrial fabrics business also improved its margin in fiscal 2002 with increased capacity utilization.

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

The Company’s operating loss was $124.7 million in fiscal 2002 compared to $122.8 million in fiscal 2001. The change of $1.9 million consisted of selling and administrative expense decreases of $16.9 million, partially offset by lower gross margin of $4.7 million in fiscal 2002 and the inclusion in fiscal 2002 of $14.4 million of reorganization costs. Operating income in the Automotive segment declined to $6.1 million in fiscal 2002 from $13.2 million in fiscal 2001 as a result of a $4.8 million increase in restructuring expenses in fiscal 2002. Included in such restructuring expenses in fiscal 2002 were losses and asset impairments associated with the closure and sale of the Company’s automotive operations in Brazil and Portugal, respectively. Operating profit declined as a result of price reductions granted to automotive customers and excess freight costs, offset by margin on the increased level of sales. The Apparel segment experienced an operating loss of $66.3 million in fiscal 2002 compared to a loss of $119.6 million in fiscal 2001. The majority of fiscal 2002 loss was the result of the Company’s restructuring actions, as well as decreased sales and soft pricing. Operating loss in the Direct-to-Retail Home Fashions segment rose to a loss of $48.2 million in fiscal 2002, compared with a fiscal 2001 loss of $7.9 million due primarily to $18.8 million of restructuring charges in fiscal 2002. This decline was due to the lower fabric sales volume, weak pricing, and the effect of the decision to exit this business. The Industrial segment’s operating loss was $2.0 million in fiscal 2002, compared to the $8.5 million loss in the previous year. This improvement is the result of the reorganization and downsizing of the Pine Grove facility, and improved efficiencies in the Company’s fiber operations. See Note 22 to the Consolidated Financial Statements under Item 8 “Financial Statements and Supplementary Data” of this document for a reconciliation of segment measures to consolidated amounts.

Interest expense decreased $11.2 million to $14.1 million in fiscal 2002 from $25.3 million in fiscal 2001. In connection with the Company’s bankruptcy reorganization, the Company was not required to pay the interest on the senior debt during the period that the Company was under Chapter 11 protection. The average per annum short-term interest rate was approximately 8% in fiscal 2002 and 9% in fiscal 2001. In addition, the average debt outstanding decreased to $281.3 million in fiscal 2002 from $283.3 million in fiscal 2001.

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

The effective income tax rate for fiscal 2002 was 11.7% compared to 2.7% for fiscal 2001. These low effective rates are the result of valuation allowances recorded in fiscal 2001 and fiscal 2002. These valuation allowances were necessary because the Company has net operating loss and tax credit carryforwards that, due to restructuring actions and other factors, could expire unused. Management’s assessment is that the character and nature of future taxable income may not allow the Company to realize certain tax benefits of net operating losses and tax credits within the prescribed carryforward period. In addition, as a result of a change in the tax laws during 2002, the Company carried back net operating losses to prior years, generating refunds of approximately $15.8 million in fiscal 2002.

Net loss in fiscal 2002 was $123.3 million or 24.0% of sales, compared to fiscal 2001’s net loss of $160.8 million or 25.0% of sales. Loss per share was $6.66 and $8.48 per basic and diluted share for fiscal years 2002 and 2001, respectively. Average shares outstanding remained essentially unchanged from fiscal 2001 to fiscal 2002.

Liquidity and Capital Resources

The Company’s principal sources of liquidity for operations and expansion are funds generated internally and borrowings under its Revolving Credit Facility, as defined herein. In connection with the reorganization, on October 4, 2002, the Company entered into a new Credit, Security, Guaranty and Pledge Agreement, which expires October 4, 2005, with a group of lenders. The new facility provides for a revolving credit loan facility and letters of credit (the “Revolving Credit Facility”) in a maximum principal amount equal to the lesser of (a) $25 million or (b) a specified borrowing base, which is based upon eligible receivables and eligible inventory. The Revolving Credit Facility restricts investments (including investments in non-U.S. subsidiaries), capital expenditures, acquisitions, dividends and the incurrence of additional debt. The Revolving Credit Facility contains customary financial covenants relating to minimum levels of EBITDA, minimum net worth, minimum fixed charge coverage ratios and a maximum leverage ratio, all as defined therein. The Revolving Credit Facility is secured by a first lien on substantially all of the assets of the Company and its domestic subsidiaries, as well as on the stock of all of the Company’s subsidiaries (with the latter, in the case of the Company’s non-U.S. subsidiaries, being limited to 65% of the capital stock) (collectively, the “Collateral”). Upon the Company’s receipt of proceeds from certain transactions, such as certain asset sales (including net cash proceeds arising from the Company’s beneficial interest in the Altamira Trust), the Company is required to prepay with such proceeds any loans then outstanding under the Revolving Credit Facility. The Company is currently in compliance with all of the restrictions and covenants of its new Revolving Credit Facility, as amended. All loans outstanding under the Revolving Credit Facility bear interest at the Base Rate plus applicable interest margin or the LIBOR rate plus an applicable interest margin based upon the Company’s debt to EBITDA ratio. As of September 28, 2003, the Company had no outstanding borrowings and had approximately $18.8 million available for borrowing under the Revolving Credit Facility.

The Company’s U.K. operation has a separate secured bank and credit arrangement which is available to finance operations at that location. This agreement, which expires on December 31, 2004, generally provides for the borrowing of up to approximately $5.1 million in local currencies at variable interest rates that, for fiscal 2003, averaged 7.75%. As of September 28, 2003, the Company had no outstanding borrowings under that facility. The credit facility is considered by management to be adequate.

Cash provided by operations totaled $11.3 million in fiscal 2003, compared to $41.7 million in fiscal 2002. Fiscal 2003 was negatively affected by the payments of pre-petition liabilities pursuant to the Plan. In fiscal 2002, cash was generated through reductions of receivables and inventory, although the Company sustained significant losses.

Working capital was $115.0 million at September 28, 2003 compared to working capital of $112.8 million at September 29, 2002. The increase in working capital in fiscal 2003 was the result of an overall reduction in accounts payable offset by the writedown of the Mexico City net assets. In addition, the Company increased cash and cash equivalents by $14.1 million during fiscal 2003.

Cash provided by investing activities totaled $6.1 million in fiscal 2003, compared to cash provided by investing activities of $36.0 million in fiscal 2002. Capital expenditures increased to $10.8 million in fiscal 2003 from $7.3 million in fiscal 2002. Proceeds from dispositions of assets totaled $0.6 million during fiscal 2003, compared to $29.0 million in fiscal 2002. Fiscal 2002 included dispositions primarily from the sale of idle plant and machinery from closed facilities. Fiscal 2003 also included proceeds from the surrender of life insurance policies of $18.1 million compared to $12.0 million in fiscal 2002.

Cash used in financing activities totaled $3.4 million in fiscal 2003, compared to cash used in financing activities of $58.1 million in fiscal 2002. During fiscal 2003, the Company paid $2.5 million on long term debt. In fiscal 2003, the Mexico City operations converted approximately $6.2 million of its short-term debt to long term. The Company repaid short-term borrowings of $27.3 million during fiscal 2002 and, in connection with the bankruptcy reorganization, paid $32.3 million in cash to the Company’s senior lenders.

Based upon the ability to generate working capital through its operations, cash on hand and its Revolving Credit Facility, the Company believes that it has the financial resources necessary to implement its business plan, make all necessary contributions to its defined benefit retirement plans, which contributions are expected to be approximately $4.2 million in fiscal 2004, and fund its capital expenditures, which are primarily for process improvement, cost reduction and maintenance and are expected to be approximately $12.0 million in fiscal 2004.

Inflation

The Company believes that the relatively moderate inflation rate of the past decade has not significantly impacted its operations. Monetary assets (such as cash and cash equivalents) lose purchasing power as a result of inflation, while monetary liabilities (such as accounts payable and indebtedness) can be settled with dollars of diminished purchasing power. The Company’s monetary liabilities exceed its monetary assets, which provides a hedge against the effects of future inflation. While the Company is exposed to future inflation, the degree of impact, if any, cannot be predicted.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, which was effective for business combinations initiated after June 30, 2001. The Company did not acquire any entity subsequent to June 2001, however, the principles of SFAS No. 141 were applied in accordance with Fresh Start Reporting.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 provides for cessation of amortization of goodwill and other intangibles considered to have indefinite lives and includes requirements for periodic tests of goodwill and indefinitely lived intangible assets for impairment. The Company adopted SFAS 142 as part of its Fresh Start Reporting. The impact of adopting this pronouncement was not material to the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires that one accounting model be used for impairments of long-lived assets which are to be either used in a business or disposed of by sale, and broadens the presentation of discontinued operations to encompass more discrete components of a business enterprise than were included under previous standards. The Company adopted SFAS No.144 as part of its Fresh Start Reporting. The impact of adopting this pronouncement was not material to the Company’s financial statements.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections. One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Accordingly, the Company will follow APB 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” in determining whether such extinguishment of debt may be classified as extraordinary. The Company adopted SFAS No. 145 as part of its Fresh Start Reporting. As a result, the Company has classified gains and losses from debt restructuring as a component of other expense. Reference is made to Item 8 - Financial Statements and Supplementary Data — Consolidated Statements of Operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that were previously accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring). A fundamental conclusion reached by the Board in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this SFAS eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement or an individual deferred-compensation contract. The Company implemented the provisions of this accounting pronouncement connected with the restructuring of its operations in fiscal 2003, as described in Note 5 to the Consolidated Financial Statements under Item 8 “Financial Statements and Supplementary Data” of this document.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. The Statement is primarily effective for transactions occurring after June 30, 2003. The Company adopted this Statement in the fourth quarter of fiscal 2003, and such adoption did not have a material effect on the Company’s results of operations and financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this Statement in its fourth quarter of fiscal 2003, and such adoption did not have an effect on the Company’s financial position or results of operations.

In November 2002, the FASB’s EITF reached consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses the accounting treatment for arrangements that provide the delivery or performance of multiple products or services where the delivery of a product, system or performance of services may occur at different points in time or over different periods of time. EITF No. 00-21 is applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted this Statement in its fourth quarter of fiscal 2003, and such adoption did not have an effect on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN No. 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. For guarantees that fall within the scope of FIN No. 45, the Interpretation requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The Company is not a party to any guarantees that fall within the scope of FIN No. 45.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. In October 2003, the FASB issued Proposed Interpretation of FIN No. 46, which would require consolidation of variable interest entities created before February 1, 2003 for financial statements issued for the first reporting period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not currently believe that the implementation of FIN No. 46 will have a material effect on its future results of operations or its financial position.

Contingencies

The Company is involved in various litigation and environmental matters arising in the ordinary course of business. These are discussed in Note 16 to the Consolidated Financial Statements which are included herein under Item 8 “Financial Statements and Supplementary Data” of this document. The Company maintains insurance coverage against certain potential claims in amounts that the Company believes to be adequate. As a result of the bankruptcy proceedings described above, holders of claims that were asserted or could be asserted in any action commenced prior to March 13, 2002 retain all rights to proceed against the Company, but only to the extent and limit of applicable insurance coverage. Such claim holders have no direct claim against the Company post-confirmation of bankruptcy including any deductible under an insurance policy or any excess over the policy coverage limits. Although the final outcome of these legal and environmental matters cannot be determined, based on the facts presently known, it is management’s opinion that the final resolution of these matters will not have a material adverse effect on the Company’s financial position or future results of operations.

Outlook

Readers should review the “Important Information Regarding this Form 10-K - Safe Harbor-Forward Looking Statements” at the beginning of this document.

The Company has undergone substantial changes over the last two years, exiting or downsizing its unprofitable lines of business, including Direct-to-Retail Home Fashions and Apparel, culminating in the financial reorganization in bankruptcy which resulted in a more viable capital structure.

Guilford is, and plans to continue to be, a company focused on serving its primary customer base, the automotive industry. While participation in the industrial and apparel markets is important to balance manufacturing capacity and to generate positive earnings, the Company plans to dedicate substantially all of its efforts and resources towards its Automotive segment.

A key component in the continued profitability of the Automotive segment will be the number of vehicles built by auto manufacturers in Guilford’s markets (North America and Europe). Many analysts project North American and Western Europe car build rates to increase slightly in 2004 and 2005 compared with 2003. The Company expects continued sales growth in headliner fabric in Europe based upon booked business with BMW and Volkswagen while sales of headliner fabric in North America are expected to increase based on higher value added products and slight increases in build rates. The Company expects that it will continue to experience pressure from its customers for reductions in selling prices. The Company has generally been successful in protecting its margins through cost reduction efforts and anticipates it will be able to do so in the foreseeable future.

The Company’s Automotive segment has historically not seen significant competitive threats from foreign textile manufacturers. Auto manufacturers and their suppliers have typically desired that their sources of supply be locally situated in order to have greater confidence in the supply chain and to avoid the complexities and issues associated with importing fabrics or components from foreign countries. However, during 2003, one major auto manufacturer chose to import fabric from Asia for one of its programs previously supplied by Guilford. There is indication that this manufacturer and others are evaluating Asian sourcing in an effort to reduce costs. The Company has maintained and protected its position on other fabric programs with these auto manufacturers, although at lower initial margins, and has not lost additional programs to Asian suppliers. The impact of the actions to date is not expected to have a material impact on the financial position or future results of operations. It is currently unclear whether the significant logistical problems associated with sourcing fabric in Asia can be economically resolved by the auto manufacturers. If, however, importation of fabric or components were to become a trend among auto manufacturers, such a trend could materially adversely impact the Company’s business, and the Company would need to determine how to respond to this new competitive threat.

Because the Company’s reorganization in bankruptcy was completed relatively quickly, Guilford believes it was generally able to preserve its strong customer and supplier relationships. Guilford is a well-established, key supplier to the automotive industry with substantial market share, and expects to continue to grow and improve its profitability in the future.

In October 2003, the Company announced that it retained Goldman, Sachs & Co. as its financial advisor to assist with the exploration of, among other things, a possible sale of Guilford. As of December 22, 2003, the Company has received preliminary indications of interest from several third parties who are currently conducting due diligence reviews of the Company. There is no assurance as to whether this process will result in a sale of the Company or as to the timing of any sale.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk for changes in interest rates and foreign currency exchange rates and has exposure to commodity price risk, including prices of primary raw materials, fiber and foam. The Company does not hold or issue any financial instruments for trading or other speculative purposes.

Interest Rate Risk: The Company’s obligations under the Revolving Credit Facility bear interest at floating rates and therefore, the Company is impacted by changes in prevailing interest rates. However, the senior notes bear fixed interest coupons and therefore are not subject to the risk of interest rate fluctuations. A 10% change in market interest rates that affect the Company’s financial instruments would impact earnings during fiscal 2004 by less than $0.1 million before taxes.

Foreign Currency Risk: The Company is subject to foreign currency risk primarily related to sales and expenditures and other transactions denominated in foreign currencies and investments in non-U.S. subsidiaries. The Company manages the exposure related to certain of these risks through forward foreign exchange contracts with durations generally less than 12 months. The changes in the market value of such contracts have a high correlation to the price changes in the currency of the related hedged transactions. The Company enters into forward foreign currency exchange contracts in the normal course of business to manage exposure related to anticipated sales denominated in foreign currencies and against fluctuations in the purchase price of capital equipment and other transactions having firm commitments. On September 28, 2003, the Company held foreign currency forward contracts with a fair value of $45.9 million and a notional value of $45.4 million that expire in less than one year. The Company did not enter into any forward exchange contracts in fiscal 2001 and 2002.

Item 8.	Financial Statements and Supplementary Data

GUILFORD MILLS, INC.
CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
As of September 28, 2003 and September 29, 2002 and for the fiscal years ended
September 28, 2003, September 29, 2002 and September 30, 2001.

STATEMENT OF MANAGEMENT’S RESPONSIBILITY

The management of Guilford Mills, Inc. has the responsibility for the preparation and integrity of all information contained in the Annual Report. The accompanying financial statements, including footnotes, have been prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based on management’s best estimates and judgments.

The Company maintains an internal accounting control system designed to provide reasonable assurance of the safeguarding and accountability of Company assets, and to ensure that its financial records provide a reliable basis for the preparation of financial statements and other data. The system includes an appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process and updated as necessary. In addition, the achievement of effective operations is promoted by this system. There are limits inherent in all systems of internal control based on the recognition that the cost of such systems should not exceed the benefits derived and the likelihood of achievement of objectives can be affected by human judgment, failure or circumvention. Management believes the Company’s system of internal controls provides an appropriate balance.

The control environment is complemented by an internal auditing program, comprised of internal and external business advisors who independently assess the effectiveness of the internal controls and report findings to management throughout the year. The group delivers increased value by aligning with the business objectives to reduce risk and create cost efficiencies. The Company’s accompanying financial statements have been audited by independent public accountants who have expressed their opinion with respect to the fairness of the presentation of these statements in conformity with accounting principles generally accepted in the United States of America. They objectively and independently review the performance of management in carrying out its responsibility for reporting operating results and financial condition. Their opinion is based on procedures which they believe to be sufficient to provide reasonable assurances that the financial statements contain no material errors. Management has made available to the independent public accountants all of the Company’s financial records and related data, as well as the minutes of the stockholders’ and directors’ meetings. Recommendations by both internal and external auditors concerning internal control deficiencies are considered and are implemented with an appropriate urgency by management.

The Audit Committee of the Board of Directors, which is formally chartered, is comprised solely of non-employee directors who meet periodically with the independent auditors, management and the Company’s internal auditors to review the work of each and to evaluate the accounting, auditing, internal controls and financial reporting matters. The independent auditors and the Company’s internal auditors have free access to the Audit Committee, without the presence of management.

/s/ David H. Taylor

David H. Taylor
Chief Financial Officer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors
Guilford Mills, Inc.:

We have audited the accompanying consolidated balance sheets of Guilford Mills, Inc. (a Delaware corporation) and subsidiaries as of September 28, 2003 (Successor Company) and September 29, 2002 (Successor Company) and the related consolidated statements of operations, stockholders’ investment and cash flows for the years ended September 28, 2003 (Successor Company) and September 29, 2002 (Predecessor Company). These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements of Guilford Mills, Inc. and subsidiaries for the year ended September 30, 2001 (Predecessor Company) were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those Predecessor Company financial statements in their report dated January 14, 2002. Their report also included an explanatory paragraph that the Predecessor Company’s substantial losses from operations in fiscal 2001 and debt covenant violations raised substantial doubt about the Predecessor Company’s ability to continue as a going concern.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 3 to the Consolidated Financial Statements, on March 13, 2002, Guilford Mills, Inc. and its domestic subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in New York. On September 20, 2002, the Bankruptcy Court entered an order confirming the plan of reorganization, which became effective on October 4, 2002. The plan was deemed to be effective as of September 29, 2002 for financial reporting purposes. Accordingly, the Company changed its basis of financial statement presentation to reflect the adoption of fresh start reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting for Entities in Reorganization Under the Bankruptcy Code”. As a result, the consolidated financial statements for periods subsequent to the reorganization (Successor Company financial statements) are not comparable to the consolidated financial statements for the prior periods (Predecessor Company financial statements).

In our opinion, the consolidated balance sheets present fairly, in all material respects, the financial position of Guilford Mills, Inc. and subsidiaries as of September 28, 2003 (Successor Company) and September 29, 2002 (Successor Company) in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the consolidated financial statements for the years ended September 28, 2003 (Successor Company) and September 29, 2002 (Predecessor Company) present fairly, in all material respects, the results of the Successor Company’s operations and its cash flows for the year ended September 29, 2003 and Predecessor Company’s operations and its cash flows for the year ended September 29, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of Guilford Mills, Inc. and subsidiaries for the year ended September 30, 2001 were audited by other auditors who have ceased operations. As described in Note 2, the loss from debt restructuring originally presented as an Extraordinary Item has been presented as a component of Other Expense in the fiscal 2001 Predecessor Company consolidated financial statements in connection with the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Also, as described in Note 2, the Company changed the composition of its reportable segments in fiscal 2002, and the amounts in the fiscal 2001 (Predecessor Company) consolidated financial statements relating to reportable segments have been restated to conform to the fiscal 2003 and 2002 composition of reportable segments. We audited the adjustments described in Note 2 that were applied to reclassify the loss from debt restructuring in the fiscal 2001 Predecessor Company consolidated financial statements, and we audited the adjustments described in Note 2 that were applied to restate the disclosures for reportable segments reflected in the fiscal 2001 Predecessor Company consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the fiscal 2001 Predecessor Company consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the fiscal 2001 Predecessor Company consolidated financial statements taken as a whole.

Our audit was made for the purpose of forming an opinion on the fiscal 2003 and fiscal 2002 consolidated financial statements taken as a whole. The schedule listed in Item 15(a)(2) of this form 10-K is the responsibility of the Company’s management and is presented for the purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The information included in this schedule for the years ended September 28, 2003 and September 29, 2002 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole. The financial statement schedule for the year ended September 30, 2001 was audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on the financial statement schedule in their report dated January 14, 2002.

/s/ GRANT THORNTON LLP

Greensboro, North Carolina
December 5, 2003

THE FOLLOWING IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. See Exhibit 23(b) for further discussion.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Guilford Mills, Inc.:

We have audited the accompanying consolidated balance sheets of Guilford Mills, Inc. (a Delaware corporation) and subsidiaries as of September 30, 2001 and October 1, 2000, and the related consolidated statements of operations, stockholders’ investment and cash flows for each of the three years in the period ended September 30, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered substantial losses from operations, its lenders have waived covenant violations only through January 18, 2002 and it is uncertain if they will continue to waive their right to accelerate the due date of the debt or enter into a new long-term debt agreement. These facts raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule titled “Schedule II - Analysis of Valuation and Qualifying Accounts” in Item 8 is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Arthur Andersen LLP
Greensboro, North Carolina
January 14, 2002

GUILFORD MILLS, INC.
CONSOLIDATED BALANCE SHEETS
September 29, 2002 and September 28, 2003
(In thousands)

	Successor	Successor
	Company	Company

	2002	2003

Assets
Cash and cash equivalents	$25,074	$39,151
Receivables, net	91,614	59,083
Inventories	62,341	51,353
Assets held for sale	—	18,620
Other current assets	13,169	5,473

Total current assets	192,198	173,680
Property, net	114,981	98,203
Altamira trust assets	22,000	20,800
Other assets	10,318	11,005

Total assets	$339,497	$303,688

Liabilities
Short-term borrowings	$6,199	$—
Current maturities of long-term debt	417	319
Accounts payable	41,952	21,190
Accrued payroll and related benefits	14,701	11,471
Deferred income taxes	1,210	139
Liabilities held for sale	—	18,620
Other current liabilities	14,914	6,958

Total current liabilities	79,393	58,697

Long-term debt to related parties	135,000	135,000
Other long-term debt	1,939	—
Altamira trust notes	22,000	20,800
Deferred income taxes	1,247	33
Other liabilities	44,918	39,543

Total long-term liabilities	205,104	195,376

Commitments and Contingencies (Notes 16 & 18)
Stockholders’ Investment
Common stock, including capital in excess of par (5,501,053 shares issued and outstanding at September 29, 2002 and September 28, 2003)	55,000	56,381
Accumulated deficit	—	(8,606)
Unamortized stock compensation	—	(430)
Accumulated other comprehensive income	—	2,270

Total stockholders’ investment	55,000	49,615

Total liabilities and stockholders’ investment	$339,497	$303,688

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

GUILFORD MILLS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Fiscal Years ended September 30, 2001, September 29, 2002 and September 28, 2003
(In thousands except per share data)

			Successor
	Predecessor Company		Company

	2001	2002	2003

Net Sales	$643,519	$513,173	$445,971
Cost of goods sold	612,707	487,114	378,665

Gross Profit	30,812	26,059	67,306
Selling and administrative	82,274	65,380	43,665
Reorganization costs	—	14,350	1,326
Restructuring and impaired asset charges	71,375	71,050	16,599

Operating income (loss)	(122,837)	(124,721)	5,716
Interest expense	25,292	14,080	15,612
Fresh start adjustments	—	16,393	—
(Gain) loss on debt restructuring	4,725	(20,588)	—
Impaired investments	11,451	8,063	—
Other expense (income), net	911	(2,963)	(120)

Loss Before Income Tax Benefit	(165,216)	(139,706)	(9,776)
Income Tax Benefit	(4,459)	(16,393)	(1,170)

Net Loss	$(160,757)	$(123,313)	$(8,606)

Net Loss Per Share:
Basic	$(8.48)	$(6.66)	$(1.56)
Diluted	(8.48)	(6.66)	(1.56)

The accompanying notes to consolidated financial statements are an integral part of these statements

GUILFORD MILLS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

For the Fiscal Years ended September 30, 2001, September 29, 2002 and September 28, 2003
(in thousands)

					Retained	Accumulated
	Current Year	Common Stock		Capital in	Earnings	Other	Unamortized	Treasury Stock		Total
	Comprehensive			Excess of	(Accumulated	Comprehensive	Stock			Stockholders'
	Income (Loss)	Shares	$ Amount	Par	Deficit)	Income (Loss)	Compensation	Shares	$ Amount	Investment

Predecessor Company Balance, October 1, 2000		32,750	$655	$120,371	$336,505	$(17,164)	$(2,084)	13,556	$(128,511)	$309,772
Comprehensive income:
Net Loss	$(160,757)				(160,757)					(160,757)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(2,251)					(2,251)				(2,251)
Pension equity adjustment	(5,133)					(5,133)				(5,133)

Total comprehensive loss	$(168,141)

Vesting of shares under the restricted stock plan, less return of shares to treasury stock to satisfy recipients’ individual tax obligations								11	(25)	(25)
Compensation under restricted stock plan							1,136			1,136
Cancellation of grants of shares under the Restricted stock plan				(35)			143	20	(108)	—
U.S. income tax expense from restricted stock				(123)						(123)
Return of shares by former owner of Hofmann Laces								573	(1,232)	(1,232)
Issuance of treasury stock to retiring members of the Board of Directors under phantom stock plan				(229)				(37)	351	122

Predecessor Company Balance, September 30, 2001		32,750	655	119,984	175,748	(24,548)	(805)	14,123	(129,525)	141,509
Comprehensive income:
Net Loss	$(123,313)				(123,313)					(123,313)
Other comprehensive loss, net of tax:
Foreign currency translation gain	3,451					3,451				3,451
Pension equity adjustment	(16,657)					(16,657)				(16,657)

Total comprehensive loss	$(136,519)

Cancellation of grants of shares under the Restricted stock plan							33	6	(125)	(92)
Compensation under restricted stock plan							604			604
Effect of Reorganization:
Cancellation of old common stock		(32,750)	(655)					(14,129)	129,650	128,995
Fresh start adjustments				(119,984)	(52,435)	37,754	168			(134,497)
New common stock issued in reorganization		5,501	55	54,945						55,000

Successor Company Balance, September 29, 2002		5,501	55	54,945	—	—	—	—	—	55,000
Comprehensive income:
Net Loss	$(8,606)				(8,606)					(8,606)
Other comprehensive loss, net of tax:
Foreign currency translation gain	2,066					2,066				2,066
Pension equity adjustment	(120)					(120)				(120)
Forward foreign currency exchange contracts	324					324				324

Total comprehensive loss	$(6,336)

Issuance of employee stock options				510			(510)			—
Compensation under stock option plan							80			80
Reversal of tax valuation allowances				871						871

Successor Company Balance, September 28, 2003		5,501	$55	$56,326	$(8,606)	$2,270	$(430)	—	$—	$49,615

The accompanying notes to consolidated financial statements are an integral part of these statements.

GUILFORD MILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years ended September 30, 2001, September 29, 2002, and September 28, 2003
(in thousands)

		Predecessor		Successor
	Company			Company

	2001		2002	2003

OPERATING ACTIVITIES
Net loss	$(160,757)		$(123,313)	$(8,606)
Adjustments required to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	56,636		38,129	15,452
Unexpended restructuring costs	57,947		65,725	15,883
Fresh start adjustments	—		16,393	—
Non-cash reorganization items	—		3,351	—
Gain on sale of investments	—		(776)	—
Loss on equity method investments	14,286		9,595	73
Gain on return of shares	(1,232)		—	—
Gain (loss) on debt extinguishments	4,725		(20,588)	—
Gain (loss) on disposition of property	(2,144)		(9,027)	56
Provision for bad debts	1,299		5,848	(1,378)
Minority interest in net loss	(172)		96	(143)
Deferred income taxes	(1,149)		(1,209)	(1,580)
Increase in cash surrender value of life insurance	(2,810)		(1,602)	(294)
Compensation earned under equity stock plan	1,279		637	80
Changes in assets and liabilities:
Receivables	38,246		17,028	6,389
Inventories	35,645		42,260	2,570
Other current assets	193		431	8,252
Accounts payable	(12,670)		(345)	(12,792)
Accrued liabilities	(17,072)		9,052	(10,014)
Other assets and liabilities	(5,010)		(10,026)	(2,635)

Net cash provided by operating activities	7,240		41,659	11,313

INVESTING ACTIVITIES
Additions to property	(53,163)		(7,271)	(10,760)
Proceeds from dispositions of property and other assets	2,666		29,046	600
Proceeds from life insurance policies	11,652		11,957	18,136
Proceeds from sale of investments	—		2,680	—
Investment in equity investee	(4,874)		(397)	(1,855)

Net cash (used in) provided by investing activities	(43,719)		36,015	6,121

FINANCING ACTIVITIES
Short-term borrowings (repayments), net	22,134		(27,297)	(7,869)
Payments of long-term debt	(113,751)		(36,576)	(2,543)
Proceeds from issuance of long-term debt, net of deferred financing costs paid	110,029		38,000	7,024
Payment to senior secured lenders in reorganization	—		(32,273)	—

Net cash provided by (used in) financing activities	18,412		(58,146)	(3,388)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(162)		(99)	31

Net (Decrease) Increase in Cash and Cash Equivalents	(18,229)		19,429	14,077
Beginning Cash and Cash Equivalents	23,874		5,645	25,074

Ending Cash and Cash Equivalents	$5,645		$25,074	$39,151

Supplemental disclosure of cash flow information:
Cash paid for interest	$26,550		$4,100	$10,888
Cash received for income taxes, net	(3,209)		(14,799)	(3,682)

The accompanying notes to consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements
(In thousands except share and per share data)

1.     Description of Business and Basis of Presentation:

Description of Business - Historically, Guilford Mills, Inc. (“Guilford” or “the Company”) operated as a diversified textile manufacturer and participated in a broad range of markets and segments. During 2001 and 2002, the Company restructured and reorganized its operations, exiting many markets and concentrating its resources and energies in areas which it believes are stable and provide opportunities for profitable growth. As a result, Guilford is now primarily a supplier of automotive textile products. The Company currently participates in the following segments: Automotive, Industrial and Apparel.

Basis of Presentation - On March 5, 2002, the Company reached an agreement in principle with its senior lenders on a restructuring of the Company’s approximately $274,000 senior indebtedness. To conclude the restructuring as quickly as possible, the Company and its domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) on March 13, 2002 (the “Filing Date”). The Chapter 11 cases were jointly administered under case no. 02-40667 (BRL) and, pursuant to the Bankruptcy Court’s approval of the Plan as defined below, were substantively consolidated for the purpose of consummating the Plan. During the period from the Filing Date until October 4, 2002 (the “Effective Date”), the Debtors operated their business as debtors-in-possession under Chapter 11 of the Bankruptcy Code. The Company’s non-U.S. subsidiaries did not file voluntary petitions and were, therefore, not Debtors.

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

On or about the Effective Date, the following transactions or events occurred:

1.	The Company’s senior secured debt of approximately $274,000 was discharged, and was replaced with new senior secured notes, due October 4, 2005, totaling $135,000.

2.	All of the Company’s old common stock was cancelled and replaced with 5,501,053 shares of new common stock. Of these new shares, approximately 90% (4,950,000 shares) were issued to the Company’s senior lenders as partial consideration for the debt reduction described above. The remaining shares were issued to the holders of the Company’s old common stock in a ratio of one new share for every 34.776338 old shares, subject to rounding.

3.	The Company transferred approximately $70,000 in cash and property to trusts and its senior lenders, as partial consideration for the debt reduction described above.

4.	The Company’s $30,000 Debtor-In-Possession Credit Agreement, dated as of March 13, 2002, with Wachovia Bank was cancelled and the Company entered into a $25,000 revolving credit facility.

5.	The Company began paying in cash approximately $15,600 in pre-petition liabilities to its vendors, payment of which had been stayed during the bankruptcy proceedings.

6.	The new members of the board of directors began serving as directors.

Upon emergence from Chapter 11, the Company adopted the provisions of Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“Fresh Start Reporting” or “SOP 90-7”) as promulgated by the AICPA. Accordingly, all assets and liabilities have been restated to reflect their reorganization value, which approximates their fair value at the Effective Date. The Company recorded the effects of the Plan and Fresh Start Reporting as of September 29, 2002. The consolidated balance sheet and related information at September 29, 2002 and financial statements as of September 28, 2003 and for the fiscal year then ended are referred to as Successor Company, and reflect the effects of the reorganization and the principles of Fresh Start Reporting. Financial statement amounts prior to September 29, 2002, including the results of operations and cash flows for the year ended September 29, 2002, reflect operations prior to the Company’s emergence from Chapter 11 proceedings, and are referred to as Predecessor

Notes to Consolidated Financial Statements (continued)
(In thousands except share and per share data)

Company. As a result of the application of Fresh Start Reporting, the financial statements of the Successor Company (as defined herein) are not comparable to the Predecessor Company’s (as defined herein) financial statements.

The reorganization value of the Company’s new common equity of $55,000 was determined based on an independent valuation by financial specialists after consideration of several factors and by using various valuation methods including appraisals, cash flow multiples, price/earnings ratios and other relevant industry information. The reorganization value of the Company has been allocated to various asset categories pursuant to Fresh Start Reporting principles.

The fiscal 2002 and 2003 consolidated statements of operations reflect certain restructuring fees and expenses including professional fees and expenses directly related to the reorganization. Interest expense in fiscal 2002 on the Company’s senior secured debt has been reported to the Filing Date. Such interest expense was not reported subsequent to the Filing Date through the Effective Date because it was not required to be paid. The difference between reported interest expense and stated contractual interest expense of the Predecessor Company was approximately $12,600 during the period March 13, 2002 to September 29, 2002.

In fiscal 2002, as a result of the consummation of the Plan, the Company recognized a gain on reorganization of $20,588. This gain reflects the forgiveness of debt and interest of $273,870, in consideration of new senior secured notes of $135,000, new common stock valued at $49,500, cash of $32,273 and other assets of $36,509 conveyed into two trusts as described below.

Pursuant to the Plan, on the Effective Date, the Company transferred to a newly created trust certain assets relating to the Company’s discontinued operations located in Altamira, Mexico (the “Altamira Trust”). Such assets, which had an estimated fair market value of $22,000 at the time the Altamira Trust was established, include (among other items) the Company’s 50% equity interest in a joint venture which owns certain infrastructure assets in an Altamira industrial park as well as stock of the Company’s wholly-owned Mexican subsidiaries which (until the fourth quarter of the Company’s 2002 fiscal year) had operated in such park. The Altamira Trust issued notes to the secured lenders in the aggregate principal amount of $22,000 (the “Altamira Trust Notes”) in connection with the implementation of the Plan and in partial satisfaction of such lenders’ pre-petition claim against the Company. The Altamira Trust Notes are secured by liens on all of the Altamira Trust assets, bear interest at the annual rate of 10%, are payable on October 4, 2005, and are payable only from the Altamira Trust assets. The trustee of the Altamira Trust is required to pay all liabilities and obligations of the Altamira Trust from the Altamira Trust assets. The Company is not a guarantor of, nor otherwise responsible for, the payment of the Altamira Trust Notes or other liabilities of the Altamira Trust. The Company is, however, the sole beneficiary of the Altamira Trust and, therefore, is entitled to receive the Altamira Trust assets remaining, if any, after the payment in full of the Altamira Trust Notes and of all other liabilities and obligations of the Altamira Trust. Under the provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A Restatement of FASB Statement No. 125” (SFAS No. 140), the Company has recognized the assets and liabilities of the Altamira Trust in its consolidated financial statements.

During fiscal 2003, the Altamira Trust paid $1,200 in partial satisfaction of the Altamira Trust Notes. The trustee of the Altamira Trust continues to liquidate assets to satisfy the Altamira Trust Notes and other liabilities and obligations of the Altamira Trust. While the Company is sole beneficiary of the Altamira Trust, all Altamira Trust Notes and other liabilities and obligations of the Altamira Trust must be paid in full before the Company can receive any benefit. The Company has recorded no benefit as of September 28, 2003 related to the Altamira Trust as none is currently anticipated. The Company’s receipt of any net cash proceeds relating to the Company’s beneficial interest in the Altamira Trust will trigger prepayment obligations under the Company’s senior loan agreements.

On the Effective Date, the Company also transferred pursuant to the Plan certain assets relating to certain domestic operations to a separate, newly created trust, the sole beneficiaries of which are the secured lenders (the “Discontinued Operations Trust”). Such assets include real and personal property which had an estimated fair value of $16,300 at that time. The Discontinued Operations Trust issued notes to the secured lenders in the aggregate principal amount of approximately $16,300 (the “Discontinued Operations Trust Notes”) in connection with the implementation of the Plan and in partial satisfaction of such lenders’ pre-petition claim against the Company. (The Company also distributed to the secured lenders on the Effective Date cash in the aggregate amount of $32,207, an amount representing proceeds from the sale of certain other discontinued assets consummated prior to the Effective Date.) The Discontinued Operations Trust Notes are secured by liens on all of the Discontinued Operations Trust assets, bear interest at the annual rate of 10%, are payable on October 4, 2005, and are payable only from the Discontinued Operations Trust assets. The trustee

Notes to Consolidated Financial Statements (continued)
(In thousands except share and per share data)

of the Discontinued Operations Trust is required to pay all liabilities and obligations of the Discontinued Operations Trust from Discontinued Operations Trust assets. The Company is not a guarantor of, nor otherwise responsible for, the payment of the Discontinued Operations Trust Notes or other liabilities of the Discontinued Operations Trust. The Company retains no beneficial interest in the Discontinued Operations Trust or in any assets held by the Discontinued Operations Trust.

2.     Summary of Significant Accounting Policies

Principles of Consolidation - The Consolidated Financial Statements include the accounts of Guilford Mills, Inc. and its majority-owned and controlled subsidiaries and, as described in Note 1, the assets and liabilities of the Altamira Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End - The Company’s fiscal year ends on the Sunday nearest to September 30. Fiscal year 2003 ended September 28, 2003, fiscal year 2002 ended September 29, 2002 and fiscal year 2001 ended September 30, 2001. Each year includes the results of operations for 52 weeks.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. Actual results may differ from those estimates.

Reclassifications - For comparative purposes, certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation. Certain amounts were reclassified in fiscal 2002 relating to the loss from debt restructuring in fiscal 2001 and certain segment reporting information due to changes in the composition of reportable segments.

Cash Equivalents - All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Accounts Receivable and Concentration of Credit Risk - The Company performs ongoing credit evaluations of the financial condition of all its customers that are provided credit on open account. Allowances for doubtful accounts are provided based on historical experience and past due amounts as well as overall economic conditions. The Company evaluates delinquency of accounts on a specific review basis and charges off trade receivables when deemed uncollectible. The Company maintains credit insurance and uses factors as a means to reduce credit risk. As of September 28, 2003, credit insurance covering $35,600 of certain outstanding accounts receivable was maintained. The Company factors a portion of its trade accounts receivable to a factor, which provides credit approval on a non-recourse basis. As of September 28, 2003 and September 29, 2002, approximately 6% and 20%, respectively, of the Company’s trade accounts receivable were factored. The factoring agreement allows the Company to borrow against the factored receivables using negotiated interest rates. The Successor Company had borrowing availability of $2,995 as of September 28, 2003, but had no borrowings outstanding as of that date. The Successor Company’s new credit agreement restricts levels of factored receivables to $10,000 at all times after the Effective Date.

The Company has a large number of customers. During fiscal 2003, two of the Company’s automotive customers, Johnson Controls, Inc. and Lear Corporation, each of which are suppliers to original equipment manufacturers (“OEMs”), accounted for 20.0% and 10.8% of the Company’s sales, respectively. During fiscal 2002, Johnson Controls, Inc. and Lear Corporation, accounted for 14.1% and 10.3% of the Company’s sales, respectively. No customer accounted for 10% or more of total net sales during fiscal 2001. The Company’s net sales reflect substantial indirect sales to certain OEMs.

Receivables allowances were $2,993 and $7,842 at September 28, 2003 and September 29, 2002, respectively. The Company maintains fully reserved receivables for accounts which are either in bankruptcy or have been turned over to a collection agency and also reserves for sales returns and allowances and customer chargebacks. Net receivables at September 29, 2002 approximated fair value for purposes of Fresh Start Reporting (See Note 3).

Minority Interest - Minority interest represents the minority stockholders’ proportionate share of the equity of a certain American Textil Group company (as defined in Note 5) based in Mexico City. In fiscal 2002, this amount was included in other long-term liabilities in the accompanying consolidated balance sheets. In fiscal 2003, minority interest is included in liabilities held for sale in the accompanying consolidated balance sheets (see Note 5).

Notes to Consolidated Financial Statements (continued)
(In thousands except share and per share data)

Inventories - Inventories of the Company are carried at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for all inventories in fiscal 2003. Inventory at September 29, 2002 was revalued pursuant to Fresh Start Reporting (See Note 3). The Predecessor Company valued its inventories utilizing the last in, first out (LIFO) method for certain inventories in fiscal 2002 and 2001.

Property, Plant and Equipment - Property is carried at cost, and depreciation is provided for financial reporting purposes primarily on the straight-line method. Accelerated methods are used for income tax reporting purposes. Depreciation rates are reviewed annually and revised, if necessary, to reflect estimated remaining useful lives, which range from three to thirty-five years. Labor and interest costs for the purchase and construction of qualifying fixed assets are capitalized and are amortized over the related assets’ estimated useful lives. Certain property whose value has been determined to be impaired has been written down to fair market value (See Note 5). Property, plant and equipment at September 29, 2002 was revalued pursuant to Fresh Start Reporting (See Note 3).

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

Goodwill and Intangible Assets - Prior to the Company’s emergence from bankruptcy and application of Fresh Start Reporting, goodwill had been amortized using the straight-line method over periods ranging from twenty to forty years. Goodwill amortization was $0, $584 and $1,916 in fiscal 2003, 2002 and 2001, respectively. Under the terms of Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, the Company recognized goodwill impairments totaling $9,012 in fiscal 2002, as a result of closures or exits from certain of the Company’s acquired businesses. Upon emergence from bankruptcy, the Company wrote off all remaining goodwill pursuant to Fresh Start Reporting (See Note 3).

Restricted Cash - As a part of the Plan, the Company established a segregated account with $3,022 in cash to be utilized only to make payments to certain participants in certain non-qualified benefit plans. Restricted cash is included in Other Assets.

Long-lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or net realizable value. See Note 5 for discussion of asset impairment charges recorded in fiscal 2003, fiscal 2002 and fiscal 2001.

Income Taxes - Deferred or prepaid income taxes are provided for differences in timing of expense and income recognition between income tax and financial reporting in accordance with SFAS No. 109, “Accounting for Income Taxes”. United States income taxes are not provided on the earnings of non-U.S. operations as those are intended to be permanently reinvested. In the event earnings are repatriated, credits received in the United States for non-U.S. income taxes previously paid will be available to substantially reduce the United States tax liability. Undistributed earnings of non-U.S. operations were $1,980 at September 28, 2003 and $0 at September 29, 2002.

Foreign Currency Translation - The financial statements of certain majority-owned non-U.S. subsidiaries are translated into U.S. dollars at the year-end rate of exchange for asset and liability accounts and the average rate of exchange for income statement accounts. The effects of translating the Company’s non-U.S. subsidiaries’ financial statements are recorded as a component of other accumulated comprehensive income (loss) in stockholders’ investment.

Revenue Recognition - The Company recognizes a sale when goods are shipped in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” The

Notes to Consolidated Financial Statements (continued)
(In thousands except share and per share data)

Company estimates and records provisions for sales returns and allowances in the period that the sale is reported based on its historical experience or contractual agreements.

Shipping and Handling Costs - The Company includes a majority of its costs associated with shipping and handling products within selling, general and administrative. Such costs were $2,877, $4,009 and $1,904 in fiscal 2003, 2002 and 2001, respectively.

Research and Development - The Company expenses research and development costs as incurred. Such costs were $11,746, $9,931 and $11,499 in fiscal 2003, 2002 and 2001, respectively.

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

Financial Instruments and Derivatives - The Company periodically uses derivative financial instruments for the purposes of reducing its exposure to fluctuations in interest rates and foreign currency exchange rates. Gains and losses on hedges of existing assets and liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are deferred and are recognized in income or as adjustments to carrying amounts when the hedged transaction occurs.

The Company does not currently hold or issue any financial instruments for trading or other speculative purposes. The Company enters into forward foreign currency exchange contracts in the normal course of business to manage exposure related to anticipated sales denominated in foreign currencies and against fluctuations in the purchase price of capital equipment and other transactions having firm commitments. On September 28, 2003, the Company held foreign currency forward contracts with a fair value of $45,900 and a notional value of $45,400 that expire in less than one year. For fiscal 2002 and fiscal 2001, the Company determined that its anticipated sales in the Euro were naturally hedged by anticipated Euro payables and therefore, no forward foreign currency exchange contracts were purchased.

Stock-Based Compensation - The Company measured compensation expense for its stock-based employee compensation plans in accordance with SFAS No. 123, “Stock-Based Compensation,” using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees”.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation expense (dollars in thousands except per share data):

	Predecessor	Predecessor	Successor
	Company	Company	Company
	2001	2002	2003

Net loss, as reported	$(160,757)	$(123,313)	$(8,606)
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax effects	534	—	13

Pro forma net loss	$(161,291)	$(123,313)	$(8,619)

Net loss per share:
Basic and Diluted — as reported	$(8.48)	$(6.66)	$(1.56)
Basic and Diluted — pro forma	$(8.51)	$(6.66)	$(1.57)

For the above information, the fair value of each option grant for the Predecessor Company was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal 2001: (i) expected volatility ranging from 20% to 48%, (ii) expected lives ranging from 4 to 7 years, (iii) risk free interest rates ranging from 4.3% to 6.6% and (iv) an expected dividend yield of 0.0% to 5.0%. The weighted average calculated value in excess of the grant value of an option granted during fiscal 2001 under the Black-Scholes model was $0.72. There were no options granted during fiscal 2002. For the above information, the fair value of each option grant for the Successor Company in fiscal 2003 was estimated on the date of grant also using the Black-Scholes option pricing model

Notes to Consolidated Financial Statements (continued)
(In thousands except share and per share data)

with the following assumptions: (i) expected volatility ranging from 30% to 40%, (ii) expected lives ranging from 1 to 5 years, (iii) risk free interest rate of 3.0% and (iv) an expected dividend yield of 0.0%. The weighted average grant date fair value of options granted in fiscal 2003 based upon the Black-Scholes model was $4.04.

Recent Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, which was effective for business combinations initiated after June 30, 2001. The Company did not acquire any entity subsequent to June 2001, however, the principles of SFAS No. 141 were applied in accordance with Fresh Start Reporting (See Note 3).

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 provides for cessation of amortization of goodwill and other intangibles considered to have indefinite lives and includes requirements for periodic tests of goodwill and indefinitely lived intangible assets for impairment. The Company adopted SFAS 142 as part of its Fresh Start Reporting (See Note 3). The impact of adopting this pronouncement was not material to the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires that one accounting model be used for impairments of long-lived assets which are to be either used in a business or disposed of by sale, and broadens the presentation of discontinued operations to encompass more discrete components of a business enterprise than were included under previous standards. The Company adopted SFAS No.144 as part of its Fresh Start Reporting (See Note 3). The impact of adopting this pronouncement was not material to the Company’s financial statements.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections. One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Accordingly, the Company will follow APB 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this statement related to the rescission of FASB Statement 4 shall be applied in fiscal years beginning after May 15, 2002 with early application encouraged. The Company adopted SFAS No. 145 as part of its Fresh Start Reporting (See Note 3). As a result, the Company has classified gains and losses from debt restructuring as a component of other expense in the accompanying consolidated statements of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that were previously accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring). A fundamental conclusion reached by the Board in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this SFAS eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement or an individual deferred-compensation contract. The Company implemented the provisions of this accounting pronouncement connected with the restructuring of its operations in fiscal 2003, as described in Note 5.

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

Notes to Consolidated Financial Statements (continued)
(In thousands except share and per share data)

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. The Statement is primarily effective for transactions occurring after June 30, 2003. The Company adopted this Statement in the fourth quarter of fiscal 2003, and such adoption did not have a material effect on the Company’s results of operations and financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this Statement in its fourth quarter of fiscal 2003, and such adoption did not have an effect on the Company’s financial position or results of operations.

In November 2002, the FASB’s EITF reached consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses the accounting treatment for arrangements that provide the delivery or performance of multiple products or services where the delivery of a product, system or performance of services may occur at different points in time or over different periods of time. EITF No. 00-21 is applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted this Statement in its fourth quarter of fiscal 2003, and such adoption did not have an effect on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN No. 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. For guarantees that fall within the scope of FIN No. 45, the Interpretation requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The Company is not a party to any guarantees that fall within the scope of FIN No. 45.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. In October 2003, the FASB issued Proposed Interpretation of FIN No. 46, which would require consolidation of variable interest entities created before February 1, 2003 for financial statements issued for the first reporting period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not currently believe that the implementation of FIN No. 46 will have a material effect on its future results of operations or its financial position.

3.    Bankruptcy Reorganization and Fresh Start Reporting:

As discussed above, the Company’s Plan was confirmed on September 20, 2002 and the Company emerged from Chapter 11 on October 4, 2002. Pursuant to SOP 90-7, the Company adopted Fresh Start Reporting in the accompanying consolidated balance sheet as of September 29, 2002 to give effect to the reorganization as of such date. Under Fresh Start Reporting, a new reporting entity is considered to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the date Fresh Start Reporting is applied similar to the procedures specified in accordance with SFAS No. 141. Each liability existing on the emergence date, other than deferred taxes, is stated at the present value of the amounts to be paid. The Company’s reorganization value of its new equity of $55,000 was less than the fair value of net assets. In accordance with the terms of SOP 90-7, the excess of the revalued net assets over the reorganization value of $16,461 was allocated to reduce proportionately the value assigned to applicable noncurrent assets.

Notes to Consolidated Financial Statements (continued)
(In thousands except share and per share data)

The calculated reorganization value was based on a variety of estimates and assumptions about future circumstances and events. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond the control of management. Net deferred tax assets were not recorded in the accompanying financial statements due to the uncertainty regarding future operating results. Finally, all accounting principle changes required to be adopted in the financial statements within the twelve months following the adoption of Fresh Start Reporting were adopted at the time Fresh Start Reporting was adopted. Adjustments to the Predecessor Company’s consolidated balance sheet as of September 29, 2002 to reflect the forgiveness of debt, change in equity structure and Fresh Start Reporting adjustments are presented in the following table (dollars in thousands):

	Predecessor	Reorganization		Fresh Start		Successor
	Company	Adjustments	A	Adjustments		Company

Assets
Cash and cash equivalents	$11,826	$—		$13,248	F	$25,074
Restricted cash	48,821	(35,573)	viii	(13,248)	F	—
Accounts receivable, net	94,180	(2,816)	iv	250	C	91,614
Inventories	48,156	—		14,185	E	62,341
Assets held for sale	33,693	(33,693)	v	—		—
Other current assets	13,169	—		—		13,169

Total current assets	249,845	(72,082)		14,435		192,198
Property, net	133,351	—		(18,370)	B	114,981
Goodwill	7,943	—		(7,943)	C	—
Altamira trust assets	—	22,000	ix	—		22,000
Other assets	7,290	3,300	vii	(272)	C	10,318

Total assets	$398,429	$(46,782)		$(12,150)		$339,497

Liabilities
Short-term borrowings	$246,041	$(239,842)		$—		$6,199
Current maturities of long-term debt	23,579	(23,162)		—		417
Accounts payable	41,952	—		—		41,952
Other current liabilities	41,441	(10,866)		250	C	30,825

Total current liabilities	353,013	(273,870)	i	250		79,393

Long-term debt	1,939	135,000	ii	—		136,939
Altamira trust notes	—	22,000	ix	—		22,000
Deferred income taxes	1,247	—		—		1,247
Other liabilities	40,925	—		3,993	C	44,918

Total long-term liabilities	44,111	157,000		3,993		205,104

Stockholders’ Investment
Common stock, old	655	—		(655)	D	—
Common stock, new	—	55	iii	—		55
Capital in excess of par	119,984	49,445	iii	(114,484)	D	54,945
Retained earnings	48,238	20,588	vi	(68,826)	D	—
Accumulated other comprehensive loss	(37,754)	—		37,754	D	—
Unamortized stock compensation	(168)	—		168	D	—
Treasury stock, at cost	(129,650)	—		129,650	D	—

Total stockholders’ investment	1,305	70,088		(16,393)		55,000

Total liabilities and stockholders’ investment	$398,429	$(46,782)		$(12,150)		$339,497

Notes to Consolidated Financial Statements (continued)
(In thousands except share and per share data)

A.	As a result of the consummation of the Plan, the Company recognized a gain on the reorganization as follows (dollars in thousands):

	Amount

Senior lenders’ debt discharged in bankruptcy:
Senior secured notes	$144,842
Revolving line of credit	118,162
Accrued interest	10,866

Total	273,870	i
Less distributions to senior lenders:
New senior secured notes	135,000	ii
Successor company common stock	49,500	iii
Cash	32,273
Accounts receivable	2,816	iv
Assets held for sale	33,693	v

Gain on debt restructuring	$20,588	vi

Cash associated with the reorganization is as follows:
Cash distributed to senior lenders	$32,273
Debt fees	300	vii
Restricted cash in segregated account	3,000	vii

	$35,573	viii

Assets transferred to Altamira Trust and Altamira Trust Notes	$22,000	ix

B.	Reflects the revaluation of property to estimated fair value as of September 29, 2002

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

Reorganization Items – The Company incurred the following items directly associated with the Chapter 11 reorganization proceedings (dollars in thousands):

	2002	2003

Professional Fees	$9,542	$1,209
Unamortized deferred loan costs expensed	2,417	—
Bonuses for retention of key employees	1,415	—
Lease termination costs	934	—
Other	42	117

Total	$14,350	$1,326

4.    Acquisitions:

In 1996, the Company acquired Hofmann Laces, Ltd. and affiliates (collectively, “Hofmann”). As part of the original 1996 purchase agreement between the Company and the former owner of Hofmann, the Company agreed to pay additional consideration based upon the Company’s price-earnings’ multiple and Hofmann’s performance through the end of calendar year 2000. The purchase agreement was amended in fiscal year 1998 to fix the amount of the additional payment. A $17,000 payment of the acquisition price was made during fiscal 1998 and a final cash payment of $17,283 was made during fiscal 1999 in lieu of the originally agreed upon contingent payment formula. During fiscal 2001, the former owner of Hofmann transferred 573,150 shares of Old Common Stock, valued at $1,232, to the Company. Of the 573,150 shares of the Old Common Stock that were transferred, 300,000 were originally acquired as part of the 1996 purchase agreement, while the remaining 273,150 had been acquired in open market transactions. The return of shares was recorded as other income in the accompanying fiscal 2001 consolidated statement of operations.

Notes to Consolidated Financial Statements (continued)
(In thousands except share and per share data)

5.    Restructuring and Impaired Asset Charges:

The Company announced several restructuring actions during fiscal 2001, 2002 and 2003.

Fiscal 2001

Throughout fiscal 2001, the Company recorded additional restructuring charges related to the fiscal 2000-announced closings of two apparel facilities in North Carolina. These charges consisted primarily of equipment relocation charges, severance costs, and additional impairment of fixed assets, as business conditions further impacted the realizable value of certain assets. The Company recorded total restructuring charges of $19,768 during fiscal 2001 relating to the fiscal 2000 realignment activities.

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

During the fourth quarter of fiscal 2001, the Company determined that its investment in certain equity method investees was impaired, as deteriorating business conditions impacted these investees’ operations and the overall sustainability of these parties was uncertain. One of these businesses was based in the U.S. (which investment was sold in fiscal 2002) and one was based in Europe. As a result, the Company recorded related investment and receivable impairment charges of $11,451 during the fourth quarter as other expense in the accompanying consolidated statement of operations for fiscal 2001.

The following summarizes the fiscal 2001 restructuring and asset and investment impairment actions (dollars in thousands):

	Predecessor Company

	October 1,		Write-down of		September
	2000	Fiscal	assets to net		30, 2001
	reserve	2001	realizable	Reserves	reserve
	balance	charges	value	utilized	balance

Non-cash write-downs of property and equipment to net realizable value	$—	$27,883	$27,883	$—	$—
Severance and related employee benefit costs	8,670	3,391	—	10,353	1,708
Goodwill impairment	—	28,989	28,989	—	—
Equipment relocation and other costs	598	11,112	—	11,464	246

Total restructuring and asset impairment	9,268	71,375	56,872	21,817	1,954
Impaired investments	—	11,451	—	11,451	—

Total	$9,268	$82,826	$56,872	$33,268	$1,954

As a result of the fiscal 2001 restructuring actions, the Company also incurred run-out inefficiencies of $3,391 and impairments of obsolete inventory of $8,960. These amounts are included in cost of goods sold.

Notes to Consolidated Financial Statements (continued)
(In thousands except share and per share data)

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

On April 22, 2002, the Company announced that it would close its apparel plant in Altamira, Mexico, and its associated knitting plant in Lumberton, North Carolina. The Company operated the facilities until the fourth fiscal quarter of 2002, and worked with its customers to identify alternative supply sources. Approximately 180 associates in Mexico and 100 in North Carolina were affected by the plant closures. As a result of these closures, the Company recorded fixed asset impairments and other expense of $35,549 and investment impairments of $9,327. Fixed assets, consisting primarily of buildings and machinery and equipment used in knitting, dyeing and finishing, were valued at the lower of carrying value or fair market value, as determined by outside appraisers.

On May 10, 2002, the Company sold the business and certain assets of Twin Rivers Textile Printing and Finishing (located in Schenectady, New York) to a third party which assumed operations at that printing facility. As a result of the sale, the Company recorded fixed asset and goodwill impairments of $3,732.

During the third quarter of fiscal 2002, the Company determined that further impairment to the value of its closed facility in Cobleskill, New York had occurred. As a result, the Company recorded a restructuring charge of $2,106 for fixed asset impairments at this facility.

During the fourth quarter of fiscal 2002, the Company sold its operations and its facility located in Portugal. Fixed asset impairments and other expenses totaling $3,596 were recorded as a result of this action. In addition, the Company incurred additional impaired investment charges of $314 related to an investment carried at cost and also recognized income of $1,578 on the sale of an investment that was previously impaired in a prior year.

The Company recorded further fixed asset impairment severance charges and other restructuring costs for plants which had been closed in prior quarters, totaling $3,419.

In all of the impaired fixed asset charges discussed above, determination of fair market value was based upon: (1) external appraisals, (2) in-house engineering estimates utilizing prices for currently available new and used equipment, (3) real property tax values, (4) contract selling price, and/or (5) zero where intent was to scrap.

Notes to Consolidated Financial Statements (continued)
(In thousands except share and per share data)

The following summarizes the fiscal 2002 restructuring and asset and investment impairment actions (dollars in thousands):

					Successor
	Predecessor Company				Company

	September		Write-down of		September
	30, 2001	Fiscal	assets to net		29, 2002
	Reserve	2002	realizable	Reserves	reserve
	balance	charges	value	utilized	balance

Non-cash write-downs of property and equipment to net realizable value	$—	$53,906	$53,906	$—	$—
Severance and related employee benefit costs	1,708	4,123	—	4,488	1,343
Goodwill impairment	—	9,012	9,012	—	—
Equipment relocation and other costs	246	4,009	—	4,255	—

Total restructuring and asset impairment	1,954	71,050	62,918	8,743	1,343
Impaired investments	—	8,063	—	8,063	—

Total	$1,954	$79,113	$62,918	$16,806	$1,343

Fiscal 2003

In fiscal 2003, the Company implemented a plan to realign its domestic automotive and Mexican operations. As a result, the Company recorded severance and related employee benefit costs of $662.

Until the first quarter of the 2004 fiscal year, the Company maintained Automotive and Apparel segment operations in Mexico City, Mexico through certain majority owned Mexican subsidiaries (such companies collectively, the “American Textil Group”). In December 2003, the Company sold all of its capital stock in the American Textil Group to a company (“AT Acquisition”) controlled by the general manager of the American Textil Group (the “General Manager”) and by a person who had been a minority stockholder of a certain American Textil Group company (the “Minority Stockholder”) (the General Manager and the Minority Stockholder collectively referred to as the “Principals”). The terms of such transaction were determined through extensive arm’s length negotiations among the parties. The consideration for the sale of the American Textil Group capital stock consisted of the execution and delivery of certain agreements among the parties, including supply and non-competition agreements as described below, and the release by the Principals of certain claims each had against the Company, including a release (i) by the Minority Stockholder of a claim against the Company arising from his fiscal 2003 exercise of a put right relating to his previously held minority interest in a predecessor to one of the American Textil Group companies and (ii) by the General Manager of claims to certain benefits under Company sponsored employee benefit plans. As part of the American Textil Group sale, the Company purchased from an American Textil Group company certain Automotive segment accounts receivable, with full recourse against the American Textil Group, and certain Automotive segment inventory. Simultaneously with the closing of the sale of the American Textil Group, the Company entered into a supply agreement with the American Textil Group, pursuant to which (i) the Company or one of its subsidiaries will become the vendor of record for virtually all Mexican Automotive segment programs which the American Textil Group had supplied prior to the sale of the American Textil Group and (ii) an American Textil Group company will supply the Company or one of its subsidiaries with certain fabrics to service such programs. Also in connection with the closing of the sale of the American Textil Group, the parties entered into a non-competition agreement pursuant to which the American Textil Group, AT Acquisition and the Principals, on the one hand, and the Company, on the other hand, agreed to refrain from competing with one another in certain Apparel markets for a period of up to two years; the non-competition agreement also prohibits the American Textil Group, AT Acquisition and the Principals from competing with the Company in the Automotive segment anywhere in the world for at least a one year period.

In accordance with the provisions of SFAS No. 144, the Company evaluated the net realizable value of its long-term assets to be disposed of by sale. The Company has determined the fair value of the American Textil Group based upon the terms of the sale and accordingly has recorded an impairment charge of $15,937, inclusive of the foreign currency translation loss amount of approximately $1,800. Because the Company anticipates having continued significant involvement with customers historically served by the American Textil Group, the Company determined that discontinued operations treatment would not be appropriate under SFAS No. 144.

Notes to Consolidated Financial Statements (continued)
(In thousands except share and per share data)

The table below summarizes the restructuring accrual as of September 28, 2003 (dollars in thousands):

	Successor Company

	September		Write-down of		September
	29, 2002	Fiscal	assets to net		28, 2003
	reserve	2003	realizable	Reserves	reserve
	balance	charges	value	utilized	balance

Non-cash write-downs of net assets	$—	$15,937	$15,937	$—	$—
Severance and related employee benefit costs	1,343	662	—	1,648	357

Total	$1,343	$16,599	$15,937	$1,648	$357

6.        Receivables:

Receivables at September 29, 2002 and September 28, 2003 consisted of the following (dollars in thousands):

	Successor	Successor
	Company	Company

	2002	2003

Trade accounts receivable	$80,744	$61,859
Insurance receivables	17,887	167
Other	825	50

	99,456	62,076
Less – Allowances	7,842	2,993

Receivables, net	$91,614	$59,083

Insurance receivables at September 28, 2003 consisted of cash surrender value proceeds. At September 29, 2002 insurance receivables also included death benefits from life insurance policies in addition to cash surrender value proceeds receivable. Receivables, net at September 29, 2002 approximated fair value for purposes of Fresh Start Reporting.

7.        Inventories:

Inventories at September 29, 2002 and September 28, 2003 consisted of the following (dollars in thousands) :

	Successor	Successor
	Company	Company

	2002	2003

Finished goods	$24,080	$19,795
Raw materials and work in process	32,933	26,505
Manufacturing supplies	5,328	5,053

Total inventories	$62,341	$51,353

During fiscal 2002, the Predecessor Company liquidated certain LIFO inventories that were carried at costs lower than the applicable then current costs. The effect of these inventory decreases was to lower cost of goods sold from current costs by approximately $1,526 in fiscal 2002.

In connection with the application of Fresh Start Reporting, the Company revalued its inventories as of September 29, 2002 to their fair values (estimated selling prices less costs to complete, cost of disposal and a reasonable profit margin), resulting in an increase in carrying value of $14,185.

Notes to Consolidated Financial Statements (continued)
(In thousands except share and per share data)

8.        Property:

As of September 29, 2002 and September 28, 2003, property and equipment consisted of the following (dollars in thousands):

	Successor	Successor
	Company	Company

	2002	2003

Land	$12,655	$9,754
Buildings	34,531	30,836
Machinery and equipment	63,961	63,889
Construction in progress	3,834	7,250

	114,981	111,729
Less – Accumulated depreciation	—	13,526

Property, net	$114,981	$98,203

As of the Effective Date, the Successor Company adjusted its property, plant and equipment to estimated fair value in conjunction with the implementation of Fresh Start Reporting. Depreciation expense was $52,620, $35,732 and $14,899 in fiscal 2001, 2002 and 2003, respectively. The Company has entered into commitments with third party vendors to purchase approximately $2,900 in machinery and equipment.

9.        Other Assets:

Other assets at September 29, 2002 and September 28, 2003 consisted of the following (dollars in thousands)

	Successor	Successor
	Company	Company

	2002	2003

Cash surrender value of life insurance	$3,400	$3,357
Restricted cash	3,000	3,022
Investments	1,111	2,475
Other	2,807	2,151

Total other assets	$10,318	$11,005

During fiscal 2002 and 2003, the Company surrendered certain life insurance policies. Proceeds from the policies surrendered totaled $11,652, $29,844 and $249 during fiscal 2001, 2002 and 2003, respectively.

10.        Other Current Liabilities:

Other current liabilities at September 29, 2002 and September 28, 2003 consisted of the following (dollars in thousands):

	Successor	Successor
	Company	Company

	2002	2003

Accrued restructuring costs	$1,343	$357
Accrued reorganization costs	3,782	—
Accrued interest	—	3,443
Accrued property taxes	1,288	805
Accrued legal and professional fees	2,286	337
Other	6,215	2,016

Total other current liabilities	$14,914	$6,958

11.        Short-Term Borrowings:

The Company has used short-term bank borrowings with terms of six months or less to meet seasonal working capital needs. The maximum short-term borrowings during fiscal 2001, 2002 and 2003 were $163,285, $153,649 and $7,837 respectively; the average borrowings were $138,476, $136,444 and $3,344 respectively; and the weighted average interest rates were 9%, 8% and 9% (9%, 8% and 7% for U.S. borrowings), respectively.

Notes to Consolidated Financial Statements (continued)
(In thousands except share and per share data)

12.        Long-Term Debt:

Long-term debt at September 29, 2002 and September 28, 2003 consisted of the following (dollars in thousands):

	Successor	Successor
	Company	Company

	2002	2003

Senior, secured notes with related parties, due in October 2005, interest at 9.89%	$135,000	$135,000
Revolving line of credit, due in October 2005	—	—
Foreign subsidiary term loan with a Portuguese bank With various due dates and a variable interest rate (Repaid October 2002)	2,084	—
Other	272	319

Total	137,356	135,319
Less – Current maturities	417	319

Total long-term debt	$136,939	$135,000

Successor Company

In connection with the bankruptcy reorganization, on October 4, 2002, the Company entered into a new Credit, Security, Guaranty and Pledge Agreement, which expires October 4, 2005, with a group of lenders. The new facility provides for a revolving credit loan facility and letters of credit (as amended, the “Revolving Credit Facility”) in a maximum principal amount equal to the lesser of (a) $25,000 or (b) a specified borrowing base, which is based upon eligible receivables and eligible inventory. The Revolving Credit Facility restricts investments (including investments in non-U.S. subsidiaries), capital expenditures, acquisitions, dividends and the incurrence of additional debt. The Revolving Credit Facility contains customary financial covenants relating to minimum levels of EBITDA, minimum net worth, minimum fixed charge coverage ratios and a maximum leverage ratio, all as defined therein. The Revolving Credit Facility is secured by a first lien on substantially all of the assets of the Company and its domestic subsidiaries, as well as on the stock of all of the Company’s subsidiaries (with the latter, in the case of the Company’s non-U.S. subsidiaries, being limited to 65% of the capital stock) (collectively, the “Collateral”). Upon the Company’s receipt of proceeds from certain transactions, such as certain asset sales (including net cash proceeds, if any, arising from the Company’s beneficial interest in the Altamira Trust), the Company is required to prepay with such proceeds any loans then outstanding under the Revolving Credit Facility. The Company is currently in compliance with all of the financial restrictions and financial covenants of its new Revolving Credit Facility. All loans outstanding under the Revolving Credit Facility bear interest at the Base Rate plus an applicable interest margin or the LIBOR rate plus an applicable interest margin based upon the Company’s debt to EBITDA ratio, and the Company pays a commitment fee of 0.50% on unused amounts thereunder. As of September 28, 2003, the Company had no outstanding loans, outstanding letters of credit of $6,202 and had approximately $18,800 available for borrowing under the Revolving Credit Facility.

Pursuant to the Plan, the Company issued to the secured lenders on the Effective Date term notes in the aggregate principal amount of $135,000 (the “Notes”) in partial satisfaction of the lenders’ pre-petition claim against the Company. The Notes bear interest at the annual rate of 9.89% and mature on October 4, 2005. The Notes are secured by a second lien on the Collateral. The Company has the option of prepaying the Notes in whole or in part prior to their maturity date, subject to the additional payment to the Note holders of a yield-maintenance amount and subject otherwise to the terms and provisions of the Note agreement. Upon the Company’s receipt of proceeds from certain transactions, such as certain asset sales (including net cash proceeds, if any, arising from the Company’s beneficial interest in the Altamira Trust), the Company is required to prepay the Notes with such proceeds (to the extent not used to make prepayments under the Revolving Credit Facility) and to make a yield-maintenance payment to the Note holders. Upon the occurrence of a change in control and certain other conditions, all as defined in the Note agreement, the Company is required to make an offer to the Note holders to prepay the Notes, with any such prepayment to include payment of a yield-maintenance amount. Like the Revolving Credit Facility, the Note agreement contains customary financial covenants relating to minimum EBITDA, minimum net worth, minimum fixed charge coverage ratios and maximum leverage ratios. The Note agreement also restricts investments, capital expenditures, acquisitions, dividends and the incurrence of additional debt. The Company is currently in compliance with all of the financial covenants set forth in the Note agreement, as amended.

Notes to Consolidated Financial Statements (continued)
(In thousands except share and per share data)

Annual scheduled maturities of long-term debt for the next five fiscal years are as follows (dollars in thousands):

Fiscal year	Amount

2004	$319
2005	—
2006	135,000
2007	—
2008	—

Total	$135,319

Predecessor Company

On May 26, 2000, the Company entered into a new $130,000 revolving credit facility, replacing a $150,000 revolving credit facility. The new revolving credit facility was secured by substantially all of the Company’s assets and was scheduled to mature on May 26, 2003. The interest rate on the revolving credit facility was variable, based on prime plus 1.25%, or based on LIBOR plus 1.25% to 4.25%, depending on the Company’s leverage ratio, plus as of May 16, 2001, an additional 1.75% payment in kind if the Company failed to meet certain financial ratios. At the same time the Company entered into the new revolving credit facility, its Senior Notes due 2008 became ratably secured with the bank facility. Proceeds from this revolving credit facility were used to repay borrowings on uncommitted lines of credit and the previous credit facility.

The revolving credit facility and the notes were amended several times beginning in November 2000 due to covenant non-compliance. The amendments, among other things, increased the interest rates on the notes to 11.0%, added the 1.75% payment in kind provision to the revolving credit facility as noted above, established mandatory reductions to the amounts available under the revolving credit facility and revised restrictive covenants. The May 16, 2001 amendment represented a “significant modification” as defined in Emerging Issues Task Force Issue No. 96-19, and as a result, the modification was treated as an extinguishment of the existing notes and issuance of new notes for financial reporting purposes. This extinguishment resulted in no change to the outstanding principal amount of the notes, but required the write-off of previously unamortized deferred loan costs. Accordingly, a loss from the debt restructuring of $4,725 has been recorded in the accompanying 2001 consolidated statement of operations. In previously filed reports, this loss from debt restructuring was classified as an Extraordinary Item in accordance with FASB Statement 4. As part of Fresh Start Reporting, the Company adopted SFAS No. 145 and in connection therewith has reclassified this loss from debt restructuring to Other Expense in the fiscal 2001 financial statement presented herein.

From the second quarter of fiscal 2001 through the Company’s bankruptcy filing on March 13, 2002, the Company was not in compliance with certain terms of its senior debt agreements on several occasions. In each instance, the Company’s senior lenders issued waivers for such non-compliance.

Interest costs of $2,773, $697 and $0 for fiscal 2001, 2002 and 2003, respectively, were capitalized to property, plant and equipment.

13.        Financial Instruments:

The Company’s financial instruments include cash, accounts receivable, accounts payable, short-term borrowings, and foreign currency exchange contracts. Because of their short maturity, the carrying amount of cash, accounts receivable and accounts payable approximates fair value. Fair value of short-term borrowings is estimated based on current rates offered for similar debt. At September 28, 2003, the carrying amount of short-term borrowings approximates fair value. On September 28, 2003, the Company held foreign currency forward contracts with a fair value of $45,900 and a notional value of $45,400 that expire in less than one year. The Company had no foreign currency forward agreements at September 29, 2002.

Notes to Consolidated Financial Statements (continued)
(In thousands except share and per share data)

14.        Income Taxes:

The net deferred income tax liability at September 29, 2002 and September 28, 2003 was comprised of the following (dollars in thousands):

	Successor	Successor
	Company	Company

	2002	2003

Assets	$89,100	$98,085
Liabilities	(91,557)	(98,257)

Total	$(2,457)	$(172)

Temporary differences and carryforwards which gave rise to significant deferred income tax assets (liabilities) as of September 29, 2002 and September 28, 2003 were as follows (dollars in thousands):

	Successor	Successor
	Company	Company

	2002	2003

Current deferred income taxes:
Inventory valuation differences	$(3,835)	$4,408
Allowances for doubtful accounts	1,661	209
Accrued expenses and reserves not currently deductible for tax	6,991	3,959
Restructuring reserves	170	61
Other, net	277	(166)

Subtotal	5,264	8,471
Valuation allowance	(6,474)	(8,610)

Total current deferred income taxes	$(1,210)	$(139)

Long-term deferred income taxes:
Property	$(13,121)	$(10,333)
Income tax credit carryforwards (expire 2004-2021)	22,628	19,431
Federal net operating loss carryforward (expires 2022)	3,261	16,318
Accrued pension and other employee benefits	7,353	11,895
Alternative minimum and other tax credit carryforwards (no expiration)	11,783	15,477
State and non-U.S. net operating loss carryforwards (expire 2005-2018)	28,016	26,327
Investments in limited partnerships	(4,580)	(4,831)
Goodwill amortization	6,271	—
Other, net	(1,064)	—

Subtotal	60,547	74,284
Valuation allowance	(61,794)	(74,317)

Total long-term deferred income taxes	$(1,247)	$(33)

The domestic and non-U.S. components of loss before income taxes were as follows (dollars in thousands):

	Predecessor Company		Successor
			Company

	2001	2002	2003

Domestic	$(122,746)	$(75,560)	$13,280
Non-U.S	(42,470)	(64,146)	(23,056)

Total	$(165,216)	$(139,706)	$(9,776)

Notes to Consolidated Financial Statements (continued)
(In thousands except share and per share data)

The income tax (benefit) provision consisted of the following elements (dollars in thousands):

	Predecessor Company		Successor
			Company

	2001	2002	2003

Current (benefit) provision:
U.S. Federal	$(5,163)	$(15,295)	$(13)
State	(16)	111	391
Non-U.S	—	—	32
Deferred (benefit) provision:
U.S. Federal	(240)	(577)	—
State	(30)	(75)	—
Non-U.S	990	(557)	(1,580)

Total	$(4,459)	$(16,393)	$(1,170)

The income tax benefit as a percentage of pre-tax income differs from the statutory U.S. Federal rate for the following reasons:

	Predecessor Company		Successor
			Company

	2001	2002	2003

Statutory U.S. federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal income tax reduction	(2.2)	0.1	2.6
Non-U.S. taxes	0.5	(1.1)	66.7
Tax credits	(0.3)	—	—
Non-deductible goodwill	(0.1)	0.3	—
Changes in valuation allowance and deferred taxes	35.2	23.8	(47.1)
Other	(0.8)	0.2	0.8

Effective income tax rate	(2.7)%	(11.7)%	(12.0)%

Realization of the tax loss and credit carryforwards is contingent on future taxable earnings in the appropriate jurisdictions. Valuation allowances have been recorded for items which may not be realized. Each carryforward item is reviewed for expected utilization, using a “more likely than not” approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (U.S., state and local, non-U.S.), the relevant history for the particular item, the applicable expiration dates, operating projects that would impact utilization, and identified actions under the control of the Company in realizing the associated carryforward benefits. Additionally, the Company’s utilization of U.S. and non-U.S. tax credit and state investment credit carryforwards is critically dependent on related statutory limitations that involve numerous factors beyond overall positive earnings, all of which must be taken into account by the Company in its evaluation. The Company assesses the available positive and negative evidence surrounding the recoverability of the deferred tax assets and applies its judgement in estimating the amount of valuation allowance necessary under the circumstances. The Company continues to assess and evaluate strategies that may enable the carryforwards, or portions thereof, to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined the “more likely than not” approach is satisfied.

The change in valuation allowance in 2003 primarily relates to net operating loss and tax credit carryforwards that, due to restructuring actions taken during the current and prior years, and other factors, could expire unused. Management’s assessment is that the character and nature of future taxable income as well as potential limitations on their use due to the change in ownership that occurred in connection with the bankruptcy reorganization, may not allow the Company to realize certain tax benefits of net operating losses and tax credits within the prescribed carryforward period. Accordingly, an appropriate valuation allowance has been made.

In fiscal 2003, an income tax benefit of $871 was realized with respect to certain non-U.S. net operating loss carryforwards that existed as of the Effective Date. Pursuant to SOP 90-7, this benefit was reported as a direct addition to capital in excess of par, as will the income tax benefit, if any, of future realization of remaining net operating loss carryforwards, tax credit carryforwards and other deductible temporary differences that existed as of the Effective Date.

Notes to Consolidated Financial Statements (continued)
(In thousands except share and per share data)

15.        Benefit Plans:

Guilford Mills, Inc. has a non-contributory defined benefit plan for the majority of its hourly employees (the “Guilford Plan”). Gold Mills, Inc., a wholly-owned subsidiary, also has a non-contributory defined benefit plan (the “Gold Plan”) and a multi-employer pension plan, which plans together cover the majority of its employees. Guilford Europe Limited, a wholly-owned subsidiary, has a defined benefit pension plan covering the majority of its salaried employees (the “Guilford Europe Plan”). The funded status of defined benefit plans at the measurement dates for fiscal 2002 and fiscal 2003 were (dollars in thousands):

	2002	2003

Projected benefit obligation:
Beginning of year	$53,424	$63,807
Service cost	1,770	1,931
Interest cost	3,574	3,814
Plan participants contributions	227	234
Assumption changes	4,421	1,538
Plan amendments	172	—
Actuarial loss	2,360	544
Benefit payments	(3,769)	(3,058)
Foreign currency adjustment	1,628	1,658

End of year	$63,807	$70,468

Fair value of plan assets:
Beginning of year	$43,342	$41,725
Actual return on plan assets	(2,625)	5,325
Employer contributions	3,076	3,051
Plan participant contributions	227	234
Benefit payments	(3,769)	(3,058)
Foreign currency adjustment	1,474	1,267

End of year	$41,725	$48,544

Reconciliation of funded status to net amount recognized:
Funded status	$(22,082)	(21,924)
Unrecognized (gain) loss	—	(110)

Net amount recognized	$(22,082)	$(22,034)

	Successor	Successor
	Company	Company
	2002	2003

Amounts recognized in the Consolidated Balance Sheets:
Accrued payroll and related benefits	$(2,703)	$(4,168)
Other non-current liabilities	(19,379)	(17,986)
Accumulated other comprehensive income	—	120

Net amount recognized	$(22,082)	$(22,034)

The effect of assumption changes is primarily comprised of changes in the discount rate used to calculate the projected benefit obligation.

Notes to Consolidated Financial Statements (continued)
(In thousands except share and per share data)

The Guilford Mills, Inc. Plan, the Gold Mills Plan and the Guilford Europe Plan were under-funded as of September 29, 2002 and September 28, 2003. The following relates to those plans as of September 29, 2002 and September 28, 2003 (dollars in thousands):

	2002	2003

Guilford plan
Projected benefit obligation	$36,587	$40,279
Accumulated benefit obligation	36,051	39,708
Fair value of net assets	22,427	26,260

Gold plan
Projected benefit obligation	3,209	3,501
Accumulated benefit obligation	2,274	2,624
Fair value of net assets	1,567	1,350

Guilford Europe plan
Projected benefit obligation	24,011	26,688
Accumulated benefit obligation	22,616	25,257
Fair value of net assets	17,731	20,934

Funded status is determined using assumptions as of the end of each year. Net pension expense is determined using assumptions as of the beginning of each year. The weighted average assumptions at the respective measurement dates were:

	2002	2003

Discount rate	6.03%	5.97%
Long-term rate of return on plan assets	8.06%	7.74%
Long-term rate of salary progression	3.72%	3.79%

The components of the defined benefit plan expenses were (dollars in thousands):

	Predecessor	Predecessor	Successor
	Company	Company	Company

	2001	2002	2003

Defined benefit plans:
Service cost	$1,973	$1,770	$1,931
Interest cost	3,415	3,574	3,814
Expected return on plan assets	(4,181)	(3,660)	(3,235)
Amortization of:
Transition asset	(187)	(187)	—
Prior service cost	(5)	(6)	—
Loss	42	663	—

Net periodic pension cost	1,057	2,154	2,510
Settlement Loss	—	—	60
Domestic multi-Employer plan	285	139	202

Total	$1,342	$2,293	$2,772

The Company maintains defined contribution plans for certain officers and salaried employees. The Board of Directors determines contributions under these plans. The Company also maintains a 401(k) plan for its domestic associates. For fiscal 2001, 2002 and 2003, the provisions under these plans were $2,356, $(48) and $1,784 respectively. Fiscal 2002 expense was reduced by changes in estimated contributions from the prior fiscal year.

The Company also maintains deferred compensation plans for certain officers and salaried employees which provide post-retirement cash payments for various specified periods and amounts. During fiscal 2001, 2002 and 2003, the provisions under these plans were $1,773, $1,083 and $1,327, respectively. The liability for deferred compensation was $16,500 at September 29, 2002 and $15,857 at September 28, 2003 and is included in other long-term liabilities in the accompanying consolidated balance sheets. The Company adjusted its liability as of September 29, 2002 to estimated fair value in conjunction with the implementation of Fresh Start Reporting.

Notes to Consolidated Financial Statements (continued)
(In thousands except share and per share data)

16.    Commitments and Contingencies:

The Company leases certain of its manufacturing and office facilities and equipment under non-cancelable operating leases with remaining terms of up to 16 years. Rent expense under these leases was $5,358 in 2001, $5,027 in 2002 and, $3,973 in 2003. At September 28, 2003, future minimum rental payments applicable to these leases are $2,388 in 2004, $2,361 in 2005, $2,300 in 2006, $1,978 in 2007, $1,227 in 2008, and $9,956 thereafter.

Since January 1992, the Company has been involved in discussions with the United States Environmental Protection Agency (“EPA”) regarding remedial actions at its Gold Mills, Inc. (“Gold”) facility in Pine Grove, Pennsylvania which was acquired in October 1986. Between 1988 and 1990, the Company implemented a number of corrective measures at the facility in conjunction with the Pennsylvania Department of Environmental Resource. Subsequently, through negotiations with the EPA, Gold entered into a Final Administrative Consent Order with the EPA, effective October 14, 1992. Pursuant to such order, Gold has performed (i) certain measures designed to prevent any potential threats to the environment at the facility, (ii) an investigation to fully determine the nature of any release of hazardous substances at the facility and (iii) a study to determine the appropriate corrective measures to be taken to address the existing contamination (the “Corrective Measures Study Report”). On August 21, 2003, the EPA approved Gold’s Corrective Measures Study Report. Gold is currently in the process of implementing the corrective action measures set forth in such report. This work will effectively satisfy the requirements of the consent order. The failure of Gold to comply with the terms of the consent order may result in the imposition of monetary penalties against the Company.

In September 2001 the North Carolina Department of Environmental and Natural Resources (“DENR”) notified the Company that its facility in Fuquay-Varina, North Carolina had been placed on the state list of Inactive Hazardous Waste Sites. That State notice raised concerns about past waste handling practices at the facility. In response to the listing, the Company conducted certain investigations and assessments, the results of which revealed groundwater contamination on and off the Fuquay-Varina facility site (such areas of contamination, collectively the “Site”). The Company submitted the report of its investigations and assessments to the DENR in November 2003. DENR has neither issued to the Company a Notice of Violation nor threatened any enforcement action against the Company with respect to the contamination at the Site. Future costs associated with Site contamination cannot be determined with any certainty until DENR reviews the findings and determines what, if any, further investigation or remediation it will require. For planning purposes, the Company obtained an estimate of the potential costs from an independent environmental consultant. The consultant’s report identified a range of possible investigation and remediation scenarios, with costs ranging from $170 to $1,425, which could be incurred, depending on the remediation plan, over a period of several years. Future costs may be higher or lower than the estimated range because investigation and remediation actions ultimately required by DENR may not be represented in the scenarios or cost estimates in the consultant’s report. The Company also is not able to estimate at this time whether any potential future costs would be recoverable from insurance or from the prior owners of the facility, which the Company acquired in 1986. The results of the preliminary investigation suggest that the contamination arose from operations predating the Company’s operations at the facility.

The Company is implementing operational and capital improvements to the wastewater treatment plant at its facility in Kenansville, North Carolina, begun under a Special Order by Consent (“SOC”) with the North Carolina Division of Water Quality (“DWQ”), that expired on June 1, 2003. Prior to such date, the Company applied to the DWQ for an extension of the SOC. The Company expects such request to be approved by DWQ. The failure of the Company to achieve compliance with National Pollution Discharge Elimination System permit effluent limitations as specified in any extension of the SOC or, if the SOC extension is not obtained, the limitations as specified in the applicable North Carolina law, may result in the imposition of monetary penalties against the Company.

At September 28, 2003, environmental accruals were $1,612 of which $1,168 is non-current. At September 29, 2002, environmental accruals were $1,800 of which $1,470 is non-current. The non-current environmental accrual amounts were included in other long-term liabilities in the accompanying balance sheet.

In the ordinary course of its business, the Company imports into the United States a variety of products in connection with its manufacturing operations. During fiscal 2002, primarily in order to supplement its domestic production of two automotive fabric styles, the Company imported into the United States from its wholly-owned subsidiary in the United Kingdom, a limited amount of fabrics which are identical to styles that are produced in the Company’s U.S. facilities. Upon importation of this merchandise, the Company paid all applicable customs duties, taxes, and fees. After the end of the 2002 fiscal year, however, Company management became aware that these U.K. imports had not been properly marked and certified as to country of origin, as required by U.S. customs laws. The Company has disclosed this matter to the U.S. Customs Service, in accordance with applicable procedures, and paid approximately $150 in additional marking duties in

Notes to Consolidated Financial Statements (continued)
(In thousands except share and per share data)

March 2003. This amount was reflected in the consolidated statement of operations for the fourth quarter of fiscal 2002. U.S. Customs could also seek penalties from the Company as a result of the improper markings and certifications; however, the Company believes that even if such penalties were imposed, they would not have a material impact on the Company’s financial position or future results of operations. The Company may be required to reimburse certain of its customers for the amount of customs duties that may be assessed by non-U.S. customs authorities on the merchandise. An estimated amount of reimbursements was reflected in the consolidated statement of operations for the fourth quarter of fiscal 2002, and such amount was adjusted in fiscal 2003. The Company does not believe that any such reimbursements will have a material impact on the Company’s financial position or future results of operations.

The Company is also involved in various litigation, including the matters described above, arising out of the ordinary course of business. As a result of the bankruptcy proceedings described above, holders of claims that were asserted or could be asserted in any action commenced prior to March 13, 2002 retain all rights to proceed against the Company, but only to the extent and limit of applicable insurance coverage. Such claim holders have no direct claim against the Company post-confirmation of bankruptcy including any deductible under an insurance policy or any excess over the policy coverage limits. Although the final outcome of these legal and environmental matters cannot be determined, based on the facts presently known, it is management’s opinion that the final resolution of these matters will not have a material adverse effect on the Company’s financial position or future results of operations.

17.        Capital Stock:

The Predecessor Company’s authorized capital stock at September 30, 2001 consisted of 1,000,000 shares of preferred stock, par value $1 per share, and 65,000,000 shares of common stock, par value $.02 per share (“Old Common Stock”). No preferred stock was issued or outstanding, while 32,750,094 shares of Old Common Stock were issued and 18,627,076 shares were outstanding. The Company held 14,123,018 shares of treasury stock at September 30, 2001. The Old Common Stock was cancelled as part of the Plan and replaced with common stock, par value $.01 (“New Common Stock”). After the Plan, the Successor Company’s authorized New Common Stock is 11,000,000 shares, all with equal voting rights. 5,501,053 shares of New Common Stock were issued and outstanding at September 29, 2002 and September 28, 2003. The Successor Company has no authorized preferred stock.

18.        Stock Compensation:

The Predecessor Company had a stock option plan for key employees and directors. Options granted were either incentive stock options or non-qualified options. The Compensation Committee of the Predecessor Company’s Board of Directors determined the purchase price of shares subject to each non-qualified option. Options granted to directors under the formula provision of the plan vested or became exercisable in equal annual one-third increments commencing on the grant date. Options granted to employee participants (pursuant to individual agreements) vested according to various schedules. The options had a life of either five or ten years from the grant date. The plan and all outstanding options were cancelled on the Effective Date, in conjunction with the Company’s emergence from bankruptcy and cancellation of all previously outstanding Old Common Stock. The Successor Company had no outstanding options at September 29, 2002.

The Successor Company has a stock option plan for non-employee directors, pursuant to which 60,000 shares of New Common Stock have been authorized, and a stock option plan for certain employees, pursuant to which 550,000 shares of New Common Stock have been authorized. In December 2002, the Successor Company issued stock options covering 36,000 shares to non-employee directors of the Company. Under the terms of the plan, the purchase price of shares subject to the option granted was the fair market value at the date of grant. Options granted to directors under the formula provision of the plan vest or become exercisable in equal annual one-third increments commencing on the first anniversary of the grant date and such options have a 10 year term.

Also, in June 2003, the Successor Company issued stock options covering 111,000 shares to certain employees of the Company. The purchase price of shares subject to the employee options granted was $4.00, while the fair market value of the stock at the date of grant was $8.60. Options granted to employees under the plan vest or become exercisable in equal annual one-third increments commencing on the first anniversary of the grant date and such options have a 10 year term. The Company is accordingly recognizing compensation expense over the vesting period of the grant for the difference in the exercise price and fair market price of the stock at the date of grant. Compensation expense associated with stock based benefit plans in fiscal 2003 was approximately $80.

Notes to Consolidated Financial Statements (continued)
(In thousands except share and per share data)

Option activity under the plans was as follows:

	Number of				Weighted Average
	Shares	Exercise Price			Exercise Price
	Under Option	Per Share			Per Share

Balance, October 1, 2000 (Predecessor Company)	1,676,308	$2.03	to	$27.59	$17.19
Granted	681,000	1.72	to	1.80	1.73
Exercised	—	—	to	—	—
Forfeited	(693,166)	1.72	to	23.70	14.40

Balance, September 30, 2001 (Predecessor Company)	1,664,142	1.72	to	27.59	11.90
Granted	—	—	to	—	—
Exercised	—	—	to	—	—
Forfeited	(351,279)	1.72	to	27.59	7.40
Cancelled pursuant to Plan of Reorganization	(1,312,863)	1.72	to	27.59	13.10

Balance, September 29, 2002 (Successor Company)	—	—	to	—	—
Granted	147,000	4.00	to	4.00	4.00
Exercised	—	—	to	—	—
Forfeited	—	—	to	—	—

Balance, September 28, 2003 (Successor Company)	147,000	4.00	to	4.00	4.00

Options exercisable were 933,237 at September 30, 2001 and 0 at September 29, 2002 and September 28, 2003. The weighted average exercise price of the options exercisable was $17.67 on September 30, 2001. The weighted average fair market value of the Company’s common stock at the date of grant was $1.73 for grants made in fiscal 2001 and $7.47 for grants made in fiscal 2003. The weighted average remaining contractual life of the options outstanding at the end of fiscal 2003 was approximately 9.6 years.

The Predecessor Company authorized 2,250,000 shares of Old Common Stock for the 1989 Restricted Stock Plan, which covered certain key salaried associates. This plan expired in June 1999, but allowed the vesting of shares that were outstanding (held in trust) under the plan at the time the plan expired by its terms. As of September 30, 2001, there were 142,800 shares outstanding. These shares carried voting and dividend rights; however, sale of the shares was restricted prior to vesting. Of these shares, 6,300 were forfeited during fiscal 2002, and the remainder vested either during fiscal 2002 or were accelerated to vest on or about October 4, 2002, in connection with the Company’s emergence from bankruptcy. The accrual for shares issued under the plan was recorded at fair market value on the date of grant with a corresponding charge to stockholders’ investment representing the unearned portion of the award. The unearned portion was amortized as compensation expense on a straight-line basis over the related vesting period. Compensation expense associated with stock based benefit plans in fiscal 2001 and 2002 was $1,279 and $637, respectively.

The Predecessor Company had an employee stock ownership plan, which covered the majority of U.S. full-time associates who had completed one year of service. There was no compensation expense for the plan for fiscal 2001, 2002 and 2003. The Company merged this plan with and into a 401(k) defined contribution plan in fiscal 2001. As of September 29, 2002, the 401(k) plan held 597,674 shares of Old Common Stock. Following the reorganization, the plan held 17,186 shares of New Common Stock. These shares are considered outstanding and are included in the basic and diluted earnings per share calculations. The 401(k) plan does not allow new contributions to be invested in Company stock.

Notes to Consolidated Financial Statements (continued)
(In thousands except share and per share data)

19.    Other Expense (Income), Net:

Other expense (income), net, for each of the fiscal years indicated was comprised of the following (dollars in thousands):

			Successor
	Predecessor Company		Company

	2001	2002	2003

Minority interest	$(172)	$96	$(143)
Foreign currency transaction losses	573	826	111
Life insurance death benefits	—	(3,755)	(72)
Loss on equity method investments	2,835	268	73
Insurance demutualization	—	(776)	—
Insurance claim received	(700)	—	—
Return of shares from Hofmann acquisition	(1,232)	—	—
Other	(393)	378	(89)

Total other expense (income), net	$911	$(2,963)	$(120)

20.    Accumulated Other Comprehensive Loss:

The accumulated balances and activity for each component of Accumulated Other Comprehensive Income (Loss) are as follows (dollars in thousands):

			Forward Foreign	Accumulated
	Foreign Currency		Currency	Other
	Translation	Pension Equity	Exchange	Comprehensive
	Adjustment	Adjustment	Contracts	Loss

Balance at October 2, 2000 (Predecessor)	$(16,887)	$(277)	$—	$(17,164)
Change in balance	(2,251)	(5,133)	—	(7,384)

Balance at September 30, 2001 (Predecessor)	(19,138)	(5,410)	—	(24,548)
Change in balance	3,451	(16,657)	—	(13,206)
Fresh start adjustments	15,687	22,067		37,754

Balance at September 29, 2002 (Successor)	—	—	—	—
Change in balance	2,066	(120)	324	2,270

Balance at September 28, 2003 (Successor)	$2,066	$(120)	$324	$2,270

The income tax provision for the currency hedging agreements in fiscal 2003 was $139. The income tax benefit for the pension equity adjustments in fiscal 2001 was $3,066. No income taxes have been provided for the foreign currency translation adjustments.

Notes to Consolidated Financial Statements (continued)
(In thousands except share and per share data)

21.        Earnings Per Share:

The following table reconciles basic and diluted earnings per share (dollars in thousands):

			Net Loss
	Shares	Net Loss	per share

2001: Predecessor Company
Basic EPS	18,961,000	$(160,757)	$(8.48)
Dilutive Securities:
Options and Restricted Stock	—	—

Diluted EPS	18,961,000	$(160,757)	$(8.48)

2002: Predecessor Company
Basic EPS	18,512,000	$(123,313)	$(6.66)
Dilutive Securities:
Options and Restricted Stock	—	—

Diluted EPS	18,512,000	$(123,313)	$(6.66)

2003: Successor Company
Basic EPS	5,501,000	$(8,606)	$(1.56)
Dilutive Securities:
Options	—	—	—

Diluted EPS	5,501,000	$(8,606)	$(1.56)

The number of outstanding stock options considered antidilutive for either part or all of the fiscal year and not included in the calculation of diluted net income per share for the fiscal years ended 2001, 2002 and 2003 were 1,664,142, 1,327,613, and 147,000 respectively. The stock options outstanding at the end of fiscal year 2002 were cancelled as part of the Company’s emergence from bankruptcy on the Effective Date.

22.    Segment Information:

For Fiscal 2003, the Company has identified three reportable segments based on market sectors: Automotive, Industrial and Apparel. During fiscal 2002 and 2001, the Company also participated in the Direct-to-Retail Home Fashions segment.

Fabrics produced in the Automotive segment are sold to suppliers of original equipment manufacturers (“OEMs”). These fabrics are then used in the production of seats and headliners and other interior components of passenger cars, sports utility vehicles, conversion vans and light and heavy trucks. Guilford is a major producer and supplier of bodycloth and headliner fabric in the United States and Europe and continues to be the leading headliner fabric manufacturer in both markets. Guilford also operated an automotive fabric operation in Mexico which it sold subsequent to the fiscal 2003 year end.

Fabrics produced in the Industrial segment are sold for use in window fashions and in a broad range of specialty applications, including geotextiles, medical and water filtration systems. The Company’s fiber operation, which manufactures and supplies fibers internally and to other external textile manufacturers, is also included in this segment.

The Apparel segment fabrics have historically been used predominantly in women’s intimate apparel, ready-to-wear, swimwear garments, team sportswear and linings. Since the fourth quarter of fiscal 2000, the Company has effected the strategic realignment of its apparel operations resulting in the closing of facilities and a substantial decrease in manufacturing capacity. The current focus of this segment is on team sportswear, cap and gown and performance activewear.

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

Notes to Consolidated Financial Statements (continued)
(In thousands except share and per share data)

The accounting policies of the reportable segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties at current market prices. For comparative purposes, certain amounts have been reclassified to conform with fiscal 2003 presentation. The Company neither allocates to the segments nor bases segment decisions on the following:

•	Interest expense

•	Other income and expense

•	Income tax expense or benefit

•	Reorganization costs

•	Fresh start adjustments

Some of the Company’s assets are used by multiple segments. While certain assets are identifiable by segment, an allocation of the substantial remaining assets is not meaningful.

			Direct-to-Retail		Unallocated
(dollars in thousands)	Automotive	Apparel	Home Fashions	Industrial	Items	Total

2001: Predecessor Company
External sales	$333,481	$190,636	$59,071	$60,331	$—	$643,519
Intersegment sales	—	—	—	—	69,196	69,196
Restructuring expense	(2,946)	(68,286)	—	(143)	—	(71,375)
Operating (Loss) Profit (including restructuring)	13,158	(119,639)	(7,863)	(8,493)	—	(122,837)
Interest expense	—	—	—	—	25,292	25,292
Other expense, net	—	—	—	—	911	911
Loss before income taxes	—	—	—	—	—	(165,216)
Depreciation expense	16,056	18,954	3,882	13,728	—	52,620

2002: Predecessor Company
External sales	$354,701	$72,827	$33,272	$52,373	$—	$513,173
Intersegment sales	—	—	—	—	60,357	60,357
Restructuring expense	(7,698)	(44,207)	(18,747)	(398)	—	(71,050)
Reorganization costs	—	—	—	—	(14,350)	(14,350)
Operating (Loss) Profit (including restructuring)	6,108	(66,268)	(48,245)	(1,966)	(14,350)	(124,721)
Interest expense	—	—	—	—	14,080	14,080
Other income, net	—	—	—	—	(2,963)	(2,963)
Loss before income taxes	—	—	—	—	—	(139,706)
Depreciation expense	15,080	6,568	2,257	11,827	—	35,732

2003: Successor Company
External sales	$364,815	$28,178	$—	$52,978	$—	$445,971
Intersegment sales	—	—	—	—	52,597	52,597
Restructuring expense	(6,902)	(9,691)	—	(6)	—	(16,599)
Reorganization costs	—	—	—	—	(1,326)	(1,326)
Operating (Loss) Profit (including restructuring)	22,356	(16,596)	—	1,282	(1,326)	5,716
Interest expense	—	—	—	—	15,612	15,612
Other income, net	—	—	—	—	(120)	(120)
Loss before income taxes	—	—	—	—	—	(9,776)
Depreciation expense	7,780	829	—	6,290	—	14,899

Notes to Consolidated Financial Statements (continued)
(In thousands except share and per share data)

23.    Geographic Information:

The accompanying financial statements include the following amounts related to the operations of the Company’s subsidiaries in United Kingdom, Brazil and Mexico (dollars in thousands):

			Successor
	Predecessor Company		Company

	2001	2002	2003

Net sales to unaffiliated customers by the Company’s operations in:
United Kingdom	$74,729	$78,214	$102,010
Mexico	60,303	70,430	39,615
Brazil	8,085	4,603	—

Total sales of non-U.S. operations	143,117	153,247	141,625
United States	500,402	359,926	304,346

Total net sales	$643,519	$513,173	$445,971

	Successor Company

	2002	2003

Long-lived assets:
United Kingdom	$19,690	$22,901
Mexico	14,415	—
Brazil	—	—

Total long-lived assets of non-U.S. operations	34,105	22,901
United States	84,794	79,928

Total long-lived assets	$118,899	$102,829

24.    Condensed Combined Financial Statements of Entities in Bankruptcy

The following condensed combined financial statements of the Predecessor Company are presented in accordance with SOP 90-7:

Condensed Combined Consolidating Statement of Operations
Fiscal Year Ended September 29, 2002 (dollars in thousands)

	Entities in	Entities not in
	Reorganization	Reorganization		Consolidated
	Proceedings	Proceedings	Eliminations	Total

Net Sales	$359,929	$155,621	$(2,377)	$513,173
Costs and Expenses	430,541	209,559	(2,206)	637,894

Operating Loss	(70,612)	(53,938)	(171)	(124,721)
Other expenses	4,777	10,208	—	14,985

Loss before income tax	(75,389)	(64,146)	(171)	(139,706)
Income tax benefit	(15,838)	(555)	—	(16,393)

Net Loss	$(59,551)	$(63,591)	$(171)	$(123,313)

Notes to Consolidated Financial Statements (continued)
(In thousands except share and per share data)

Condensed Combined Consolidating Statement of Cash Flows
Fiscal Year Ended September 29, 2002
(dollars in thousands)

	Entities in	Entities not in
	Reorganization	Reorganization	Consolidated
	proceedings	Proceedings	Total

Net cash provided by operations	$40,059	$1,600	$41,659

Cash flows from investing activities:
Additions to property	(4,689)	(2,582)	(7,271)
Proceeds from dispositions of property	27,544	1,502	29,046
Liquidation of life insurance policies	11,957	—	11,957
Other	2,680	(397)	2,283

Net cash provided by (used in) investing activities	37,492	(1,477)	36,015

Cash flows from financing activities:
Short-term borrowings (repayments), net	(28,851)	1,554	(27,297)
Payments of long-term debt	(36,576)	—	(36,576)
Proceeds from issuance of long-term debt	37,331	669	38,000
Payments to senior secured lenders in Reorganization	(32,273)	—	(32,273)

Net cash provided by (used in) financing activities	(60,369)	2,223	(58,146)

Effect of exchange rate changes on cash and cash Equivalents	—	(99)	(99)
Net increase in cash and cash equivalents	17,182	2,247	19,429
Beginning cash and cash equivalents	3,821	1,824	5,645

Ending cash and cash equivalents	$21,003	$4,071	$25,074

QUARTERLY INFORMATION (UNAUDITED)
(in thousands except share and per share data)

The following summarizes the unaudited quarterly results of operations for the fiscal years ended September 29, 2002 and September 28, 2003 (dollars in thousands):

Predecessor Company:
Fiscal 2002 Quarter:	First	Second	Third	Fourth

Net sales	$137,568	$129,674	$133,555	$112,376
Gross profit (loss)	10,838	(14,544)	13,887	15,878
Net (loss) income	(15,081)	(99,344)	(15,361)	6,473

Net (loss) income per share:
Basic	(.82)	(5.37)	(.83)	.35
Diluted	(.82)	(5.37)	(.83)	.35

Successor Company:
Fiscal 2003 Quarter:	First	Second	Third	Fourth

Net sales	$111,241	$114,671	$113,494	$106,565
Gross profit	17,233	15,559	16,923	17,591
Net income (loss)	101	784	1,467	(10,958)

Net income (loss) per share:
Basic	.02	.14	.27	(1.99)
Diluted	.02	.14	.27	(1.99)

Guilford Mills, Inc.

SCHEDULE II
Analysis of Valuation and Qualifying Accounts

For the Years Ended September 30, 2001, September 29, 2002 and September 28, 2003
(dollars in thousands)

		Additions
	Balance	Charged to			Balance
	Beginning	Cost and			End
	of Period	Expenses	Deductions	Other	of Period

			(1)	(2)
For the Year Ended September 30, 2001:
Reserve deducted from assets to which it applies - Receivables allowances	$11,080	$18,261	$(18,336)	$(38)	$10,967

Restructuring reserve	$9,268	$14,503	$(21,817)	$—	$1,954

For the Year Ended September 29, 2002:
Reserve deducted from assets to which it applies - Receivables allowances	$10,967	$23,998	$(27,106)	$(17)	$7,842

Restructuring reserve	$1,954	$8,132	$(8,743)	$—	$1,343

For the Year Ended September 28, 2003:
Reserve deducted from assets to which it applies - Receivables allowances	$7,842	$11,188	$(16,027)	$(10)	$2,993

Restructuring reserve	$1,343	$662	$(1,648)	$—	$357

(1)	Deductions are for the purpose for which the reserve was created.

(2)	Other amounts represent the effect of exchange rate fluctuations.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On August 5, 2002, the Company terminated the engagement of its independent certified public accountants, Arthur Andersen LLP (“Andersen”), and engaged the services of Grant Thornton LLP (“Grant Thornton”) as its new independent auditors for 2002, effective immediately. The decision to terminate Andersen and retain Grant Thornton was approved by the Company’s Board of Directors upon the recommendation of its Audit Committee.

Item 9A.    Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers (the “Evaluation”), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 28, 2003.

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

Based on their Evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2003 to provide reasonable assurance that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities to allow timely decisions regarding required disclosures.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 28, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors of the Registrant (as of December 14, 2003)

The Company’s Board of Directors (the “Board”) is currently comprised of seven persons. The Company’s By-Laws provide that the directors are elected at the annual meeting of stockholders and hold office until their respective successors are elected and qualified or until their earlier resignation or removal. The By-Laws also generally provide that any vacancy on the Board may be filled by the affirmative vote of a majority of the directors then in office. Under the Plan, the initial Board after the Effective Date consists of seven persons — John A. Emrich, the Company’s President and Chief Executive Officer and a director prior to the Effective Date, and six persons designated by the Company’s senior secured lenders. The following table sets forth certain information with respect to each director. Except as otherwise indicated, each such person has held his present principal occupation for the past five years and references to executive offices held are with the Company:

Name	Age (1)	Principal Occupation and Business Experience	Director Since

David G. Elkins (2)	61	Director of The Houston Exploration Company, a natural gas E&P company (since 1999); Director, President and Co-Chief Executive Officer of Sterling Chemicals, Inc., a manufacturer of petrochemicals (from 2001 to 2003), and as its Executive Vice President and General Counsel (from 1998 to 2001); senior partner at Andrews & Kurth L.L.P., a law firm (from 1974 until 1998)	2002

John A. Emrich	59	President and Chief Executive Officer (since 2000); President and Chief Operating Officer (from 1995 to 1999); Senior Vice President and President/Automotive Business Unit (from 1993 to 1995); Vice President/Planning and Vice President/Operations for the Apparel and Home Fashions Business Unit (from 1991 to 1993)	1995

Kevin M. McShea	49	Director of Magnatrax, Inc., a manufacturer of prefabricated steel buildings (since 2003); Director of All Star Gas, Inc., a distributor of propane gas (since 2003); Director of IMS, Inc., a metal fabrication and machinery company (since 2000); President and Chief Executive Officer of Xpectra, Inc., a plastic injection molding manufacturer (from 2000 to 2003); President and Chief Executive Officer of E-M Solutions, Inc., a contract manufacturer (from 1996 to 1999); Chief Financial Officer of Budget Rent a Car, Inc., a travel and transportation company (1990-1995)	2002

Michael T. Monahan	64	President of Monahan Enterprises, LLC, a consulting firm (since 1999); Chairman of Munder Capital Management, an investment Management firm (from 1999 to 2001), and as its Chief Executive Officer (from 1999 to 2000); President of Comerica Bank, a commercial banking firm (from 1992 to 1999), and Comerica Incorporated, a financial services holding firm (from 1993 to 1999); Director of Munder Funds, Inc. a mutual fund firm (since 1999), Director of CMS Energy, Inc., an integrated energy company (since 2002)	2002

Name	Age (1)	Principal Occupation and Business Experience	Director Since

Charles M. Price	58	President and Chief Executive Officer of Horizon Management, Inc., an interim management turnaround firm (since May 2002); Chief Executive Officer of Johnson Rubber Company (since 2003); President and Chief Executive Officer of ELM Packaging LLP (from 2001 to 2002); President and Chief Executive Officer of Southland Technologies, Inc., an OEM automotive parts supplier (from 1999 to 2000); President of Brazos Sportswear (from 1998 to 1999); President and Chief Executive Officer of Wembley Neckwear (from 1997 to 1998); Director of Breed Technologies and Unique Fabricating, both automotive parts suppliers (from 2001 to 2003)	2002

Todd A. Robinson	56	President and Chief Executive Officer of Southwood Group, LLC, a manufacturer of commercial construction products (since 1984); Director of McKenzie Forest Products LLC (since 1998), Steelox Building Systems, LLC (since 2002) and Wilkinson Hi-Rise, LLC (from 2002 to 2003), all manufacturers of construction products; Director of All Star Gas, Inc., a distributor of propane gas (since 2003)	2002

Ronald M. Ruzic	64	Director of AG Kühnle, Kopp & Kausch, a manufacturer of compressors, turbines and fans (since 1997); Director of Magmeti Marelli, a subsidiary of Fiat SpA. (since 2003); Executive Vice President of Borg-Warner Corporation and Group President of Morse Tec and Turbosystems, an OEM automotive supplier of engine and transmission components and systems (from 1991 to 2003); for more than five years prior thereto, the holder of various domestic and international management positions with Borg Warner Corporation	2002

(1)	Age as of December 14, 2003

(2)	Sterling Chemicals, Inc. filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on July 16, 2001 and emerged from bankruptcy proceedings on December 19, 2002.

The Board has determined that Kevin M. McShea, the Chairman of the Board’s Audit Committee, is an audit committee financial expert, as such term is defined pursuant to SEC rules. The Board has also determined that Mr. McShea is independent of the Company, within the meaning of applicable SEC rules.

Executive Officers of the Registrant (as of December 14, 2003)

The following table sets forth certain information with regard to the executive officers of the Company (other than John A. Emrich, who also serves as a director of the Company and whose information is set forth above).

Name	Age (1)	Office or Business Experience

Robert A. Emken, Jr.	40	General Counsel and Secretary (since 1999); Associate Counsel (from 1991 to 1999); Associate, Womble Carlyle Sandridge & Rice, PLLC (from 1988 to 1991)

Alan R. Mackinnon	62	Vice President, Sales/Automotive (since 2002); Automotive Business Unit Vice President of European Sales and Marketing (from 2001 to 2002); Automotive Business Unit Vice President of Global Sales to Ford (from 1999 to 2001); Automotive Business Unit Vice President of European Sales and Marketing (from 1994 to 1999)

Robert W. Nolan	65	Executive Vice President/Operations (since 2002); Automotive Business Unit Executive Vice President (from 1996 to 2002); Automotive Business Unit Vice President of Worldwide Marketing (from 1993 to 1996)

Richard E. Novak	60	Vice President/Human Resources (since 1996); Principal of Nova Consulting Group (from 1994 to 1996); Senior Vice President/Human Resources of Joseph Horne Company, Inc. (from 1987 to 1994)

David B. Schweibold (2)	53	Vice President/Information Systems (since 2000); Vice President and Chief Information Officer, Celotex Corp. (from 1997 to 2000); Director of Information Systems, Raytheon Corp. (from 1995 to 1997)

David H. Taylor	48	Chief Financial Officer (since 2002); Senior Vice President-Finance, Heafner Tire Group (now known as American Tire Distributors) (from 1999 to 2001); Chief Operating Officer, C’Board USA (from 1998 to 1999); Executive Vice President-Finance, Secretary and Director, JPS Textile Group, Inc. (now known as JPS Industries) (from 1988 to 1998)

(1)	Age as of December 14, 2003

(2)	Mr. Schweibold has resigned from the Company, such resignation to become effective in January 2004.

No family relationships exist between any executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and any persons holding more than 10% of the Company’s equity securities, to file with the Securities and Exchange Commission (the “SEC”) reports disclosing their initial ownership of the Company’s equity securities, as well as subsequent reports disclosing changes in such ownership. To the Company’s knowledge, based solely on a review of such reports furnished to it and written representations by certain reporting persons that no other reports were required, during the 2003 fiscal year, the Company’s directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements.

Finance Code of Ethics

The Board has approved the adoption of a code of ethics (the “Code of Ethics”), within the meaning of 17 CFR § 229.406, that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller and Director of Internal Audit. Any person who desires a copy of the Code of Ethics may obtain a copy without charge by addressing a request to the Company’s Secretary, Guilford Mills, Inc., P.O. Box 26969, Greensboro, NC 27419-6969. If the Company makes an amendment to the Code of Ethics, or grants a waiver from a provision of the Code of Ethics to the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller or Director of Internal Audit, then the Company will make any required disclosure of such amendment or waiver on the Company’s website (www.guilfordmills.com) or in a current report on Form 8-K filed with the SEC.

Item 11.    Executive Compensation

Summary of Cash and Certain Other Compensation

The following table shows for the fiscal years ended September 28, 2003, September 29, 2002 and September 30, 2001 the cash compensation paid by the Company (and its subsidiaries), as well as certain other compensation paid or accrued for those periods, to the Company’s Chief Executive Officer, and to the Company’s four most highly compensated executive officers (other than the Chief Executive Officer) (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

						Long-Term
						Compensation
		Annual Compensation				Awards

						Securities
						Underlying	All Other
	Fiscal			Other Annual		Options	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)		(#)(1)	($)(2)

John A. Emrich, President and	2003	675,000	150,000	—		25,000	58,805
Chief Executive Officer	2002	675,000	604,693	—		0	41,367
	2001	675,000	0	—		0	17,688
David H. Taylor, Chief Financial	2003	340,000	93,323	—		15,000	7,500
Officer (3)	2002	262,500	205,000	—		0	0
Robert W. Nolan, Executive	2003	241,250	60,038	—		15,000	23,602
Vice President/Operations	2002	235,001	141,074	—		0	21,182
	2001	217,750	0	—		0	11,429
Alan R. Mackinnon, Vice	2003	218,633	36,997	75,960	(5)	15,000	7,325
President, Sales/Automotive (4)	2002	193,987	106,364	—		0	14,678
	2001	160,387	0	17,700	(5)	0	0
Richard E. Novak, Vice	2003	195,000	31,649	—		4,000	23,665
President/Human Resources	2002	195,000	99,983	—		0	21,492
	2001	185,250	0	—		30,000	13,536

     (1) Pursuant to the Plan, all options outstanding on the Effective Date to acquire shares of Old Common Stock (including the options granted to Mr. Novak during fiscal 2001) were cancelled. The options granted to the Named Executive Officers during the 2003 fiscal year represent options, granted under the Company’s 2003 Stock Option Plan (the “Employee Plan”), to acquire shares of New Common Stock.

     (2) The components of the amounts shown in this column for the 2003 fiscal year consist of the following:

          (i) Contributions of $10,000, $7,500, $10,000 and $10,000 to the accounts of Messrs. Emrich, Taylor, Nolan and Novak, respectively, pursuant to the Company’s qualified profit-sharing plan.

          (ii) Contributions of $2,314 and $2,706 to the accounts of Messrs. Nolan and Novak, respectively, pursuant to the Company’s 401(k) plan.

          (iii) Contributions of $47,734, $7,647 and $3,530 to the accounts of Messrs. Emrich, Nolan and Novak, respectively, pursuant to the Company’s excess benefit plan which is designed to supplement the Company’s qualified profit-sharing plan.

     (iv) With respect to Messrs. Emrich, Nolan and Novak, the value of benefits under the Company’s Senior Managers’ Life Insurance Plan, a split dollar plan (the “Insurance Plan”). During the 2003 fiscal year, each of Messrs. Emrich, Nolan and Novak paid the amount of the premium associated with the term life component of his split dollar life insurance coverage. The Company expects to recover the premiums it pays pursuant to the Insurance Plan. The following amounts reflect the benefits related to the non-term portion of the premiums to be paid by the Company under the insurance policies purchased on the lives of the Named Executive Officers who participate in the Insurance Plan, in each case with the non-term portion of the premium being treated as the present value of an interest-free loan to age 65 in the case of Messrs. Emrich and Novak, and to age 67 in the case of Mr. Nolan: Mr. Emrich – $1,071; Mr. Nolan - $3,641; and Mr. Novak – $7,429.

     (v) With respect to Mr. Mackinnon (who does not participate in any of the benefit plans identified in clauses (i)-(iv) above), the amount of contributions paid, to Mr. Mackinnon’s participant directed investment account, on certain compensation which is not subject to the Guilford Europe Pension Scheme. See “Other Benefit Plans and Agreements – Pension Plan” below.

     (3) Mr. Taylor, who joined the Company in February, 2002 as interim Chief Financial Officer, began serving the Company as an independent contractor, receiving a monthly fee of $35,000, but not participating in the Company’s employee benefit plans other than in certain cash bonus plans. Commencing February, 2003, Mr. Taylor shifted from an independent contractor to an employee of the Company and, therefore, became eligible to participate in certain other Company employee benefit plans.

     (4) The dollar amounts reflected in the above table for Mr. Mackinnon (other than the amounts shown in the Other Annual Compensation column, which amounts were paid in U.S. Dollars) represent the value of Mr. Mackinnon’s compensation converted from British Pounds Sterling into U.S. Dollars.

     (5) Represents certain tax reimbursements made to Mr. Mackinnon.

Stock Option Grants

The table below provides information regarding stock options granted to the Named Executive Officers during the Company’s 2003 fiscal year.

OPTION GRANTS IN LAST FISCAL YEAR

	Number of	Percent of
	Securities	Total Options
	Underlying	Granted to	Exercise		Grant Date
	Options	Employees in	or Base	Expiration	Present Value
Name	Granted (#)	Fiscal Year	Price ($)	Date (1)	($)(2)

John A. Emrich	25,000	22.5	4.00	6/24/13	123,500
David H. Taylor	15,000	13.5	4.00	6/24/13	74,100
Robert W. Nolan	15,000	13.5	4.00	6/24/13	74,100
Alan R. Mackinnon	15,000	13.5	4.00	6/24/13	74,100
Richard E. Novak	4,000	3.6	4.00	6/24/13	19,760

     (1) The options vest, or become exercisable, in equal, annual one-third increments commencing on the first anniversary of the grant date. Any exercisable portion of an option that is not exercised will be carried forward through the ten year term of the grant. Notwithstanding the foregoing, upon certain types of termination of employment occurring within 13 months after a “change in control” of the Company, as such term is defined in the option plan, all then outstanding options will immediately become exercisable. Pursuant to the terms of the option plan, the Compensation Committee may, in its discretion, elect to cancel any options outstanding upon a change in control and pay each option holder a cash amount equal to the excess of the fair market value of the underlying New Common Stock immediately prior to the change in control over the exercise price of the option.

     (2) The values in this column represent the grant date present value of the options based upon application of the Black-Scholes option pricing model. The material assumptions and adjustments used in estimating the present value pursuant to such model are: (i) a volatility factor of 40%; (ii) a dividend yield of 0%; (iii) a risk-free rate of return of 3%; and (iv) an expected option life of 1 to 3 years. The actual value an executive officer receives from a stock option is dependent on future market conditions, and there can be no assurance that the value ultimately realized by the executive will not be more or less than the amount reflected in the “Grant Date Present Value” column.

Stock Option Exercises and Fiscal Year-End Option Values

The table below shows the value of the options held by the Named Executive Officers at the end of the 2003 fiscal year. None of such persons exercised any stock options during the 2003 fiscal year.

AGGREGATED OPTION EXERCISES IN LAST
FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

	Number of Securities Underlying Unexercised	Value of Unexercised In-the-Money
Name	Options at Fiscal Year-End (#)	Options at Fiscal Year-End ($)(1)

	Exercisable/Unexercisable	Exercisable/Unexercisable
John A. Emrich	0/25,000	0/156,250
David H. Taylor	0/15,000	0/93,750
Robert W. Nolan	0/15,000	0/93,750
Alan R. Mackinnon	0/15,000	0/93,750
Richard E. Novak	0/4,000	0/25,000

(1) The values in this column represent the product of the number of options and the excess of $10.25, the per share closing price of the underlying New Common Stock on September 26, 2003 (the last business day of the 2003 fiscal year), over the option exercise price.

Other Benefit Plans and Agreements

Pension Plan. Mr. Mackinnon, who does not participate in any of the Company’s benefit plans for U.S. based employees (other than in the annual cash bonus plan), is the only Named Executive Officer who is a participant in the Guilford Europe Pension Scheme, a pension plan offered to employees, such as Mr. Mackinnon, of Guilford Europe Limited, the Company’s wholly owned United Kingdom subsidiary (the “Pension Plan”). Pursuant to the Pension Plan, a participant is entitled to receive upon normal retirement age (age 65) an annual pension benefit, payable in monthly installments, in an amount determined in accordance with the following formula: 1/60 multiplied by Final Pensionable Salary (as defined herein) multiplied by years of service. The term “Final Pensionable Salary” means the average of the highest three consecutive annual base salaries (after deducting the amount payable to a participant pursuant to a government sponsored pension program) in the ten years immediately before retirement. Each year, a participant contributes to the Pension Plan an amount equal to 5.5% of his annual base salary (less the amount payable to the participant pursuant to the government sponsored pension program). The following table shows the annual retirement benefits that would be payable, upon normal retirement age, for various rates of Final Pensionable Salary (the benefits in the table below include the amounts attributable to participant contributions):

	Years of Service

Remuneration	10	15	20	25	30

$125,000	$20,833	$31,250	$41,667	$52,083	$62,500
150,000	25,000	37,500	50,000	62,500	75,000
175,000	29,167	43,750	58,333	72,917	87,500
200,000	33,333	50,000	66,667	83,333	100,000
225,000	37,500	56,250	75,000	93,750	112,500
250,000	41,667	62,500	83,333	104,167	125,000
300,000	50,000	75,000	100,000	125,000	150,000

As of December 15, 2003, Mr. Mackinnon has 9 years of credited services for purposes of the Pension Plan.

Supplemental Retirement Plan. In 1992, the Company adopted the Senior Managers’ Supplemental Retirement Plan (the “Existing SERP”) which provides for retirement and death benefits to a select group of senior managers. The Existing SERP provides that upon retirement from the Company after attaining age 65, and after at least 60 months of service with the Company, participants will be entitled to receive a specified dollar amount for a period of ten years following retirement (“Ten Year Payments”). If the participant dies prior to the termination of his or her employment or during the period while the Ten Year Payments are being made, the full amount of the Ten Year Payments or the unpaid portion thereof, as the case may be, will be paid according to the installment schedule to the participant’s designated beneficiary.

The Existing SERP also provides that if the participant’s employment with the Company is terminated for any reason other than his or her death or disability (prior to the participant attaining age 65) and the participant has been employed by the Company for at least 60 months, the participant will be entitled to a reduced retirement benefit commencing at age 65. Such reduced benefit will be based upon the participant’s total months of employment with the Company as compared with the total months of employment the participant would have had with the Company if he or she had remained in the employ of the Company until age 65. If, at the time of his or her termination of employment with the Company for any reason other than death or disability, the participant has been employed by the Company for less than 60 months and if the Company has not terminated the plan, he or she will not be entitled to any retirement benefits and his or her beneficiaries will not be entitled to any death benefits. If a participant becomes disabled prior to attaining age 65 and such disability continues until age 65, the participant will be entitled to receive the full amount of the Ten Year Payments commencing at age 65, regardless of whether he or she has completed 60 months of service with the Company.

The following table sets forth the Ten Year Payments for each of the Named Executive Officers who participate in the Existing SERP.

Ten Year Payments
Name of Individual	(Per Annum) (1)

John A. Emrich	$300,000
David H. Taylor	100,000
Robert W. Nolan	125,000
Richard E. Novak	100,000

(1)	The amounts in this column represent the full annual amount of a participant’s Ten Year Payments if he becomes fully vested in his Existing SERP benefits.

During the first quarter of the 2004 fiscal year, the Board approved certain amendments to the Existing SERP (the Existing SERP as so amended, the “New SERP”). Each participant will have the option of remaining as a participant in the Existing SERP or becoming a participant in the New SERP. Pursuant to the New SERP, the terms of which have not yet been formally documented, a participant’s Ten Year Payments will be equal to 60% of the product of (i) the quotient (which will not be greater than one) arrived at by dividing (A) the sum of a participant’s age and the greater of five and one plus the participant’s years of service with the Company and its subsidiaries by (B) 75 and (ii) the participant’s current maximum Ten Year Payments under the Existing SERP (the resulting amount, the “New SERP Benefit”). Depending upon the individual, the New SERP Benefit will be either greater than or equal to the current vested amount of a participant’s Ten Year Payments under the Existing SERP. Unlike the Existing SERP benefit, the amount of the New SERP Benefit will remain fixed and will not increase with a participant’s continued service with the Company. The New SERP Benefit will be subject to forfeiture if a participant violates the terms of a covenant prohibiting certain competitive activity against the Company. The New SERP Benefits will be paid from a welfare benefits trust to be established by the Company (the “Benefits Trust”). After obtaining certain necessary third party consents, the Company intends to initially fund the Benefits Trust primarily with certain life insurance policies on the lives of participants. The Benefits Trust will also provide Existing SERP participants with life insurance benefits in lieu of split-dollar life insurance benefits the Company currently provides to such persons (such split-dollar life insurance program described in greater detail in footnote 2 to the “Summary Compensation Table” above). After the initial funding of the Benefits Trust, the Company will have no further obligation to fund or otherwise make payments with respect to the New SERP or such life insurance program.

Salary Continuation Agreements. The Company has entered into salary continuation agreements with certain key managers, including the Named Executive Officers. Each salary continuation agreement provides that after certain terminations of a participant’s employment, the Company will pay, among other benefits, a participant’s base salary (“Base Salary Payments”) for a period of either one year or two years (depending upon the participant and, with respect to certain participants, when the termination of employment occurs). Any Base Salary Payments for Messrs. Emrich, Taylor and Novak are payable for two years after an eligible termination of employment and any Base Salary Payments for Messrs. Nolan and Mackinnon are payable for one year after an eligible termination of employment. The Base Salary Payments are payable in monthly installments and, after the payment of the first half of such amounts, are subject to reduction to the extent the employee finds new employment elsewhere. The term of each salary continuation agreement continues until the Company provides at least six months’ notice of termination, which notice cannot be furnished prior to November 12, 2004.

Director Compensation

A non-employee director serving as Chairman of the Board receives an annual retainer of $45,000, and other non-employee directors receive an annual retainer of $25,000. A non-employee director serving as Chairman of a standing Board committee receives a supplemental annual retainer as follows: $10,000 for service as Audit Committee Chairman, $7,500 for service as Compensation Committee Chairman and $5,000 for service as Nominating and Corporate Governance Committee Chairman. All annual retainers are payable in equal, quarterly installments. Members of the Company’s ad hoc Special Committee, established during the 2003 fiscal year for purposes of assisting in the evaluation of the Company’s strategic alternatives, are entitled to receive a one time payment of $25,000, in the case of the Committee Chairman, and $15,000, in the case of the other members of the Committee. Only non-employee directors serve on Board committees. Each non-employee director receives $1,500 for each in-person Board meeting attended and $750 for each telephonic Board meeting attended. Each non-employee director receives $1,000 for each in-person Board committee meeting attended and $500 for each telephonic Board committee meeting attended.

During the 2003 fiscal year, the Company paid consulting fees to a company with which Charles M. Price, a director, is affiliated (see Item 13 “Certain Relationships and Related Transactions” below).

The Board has adopted a stock option plan for non-employee directors (the “Director Plan”). Pursuant to the Director Plan, each non-employee director was granted during the 2003 fiscal year an option, having a ten year term, to acquire 6,000 shares of New Common Stock. In addition, on October 4, 2003, each non-employee director was granted a ten year option to acquire 4,000 shares of New Common Stock, with a non-employee director’s receipt of such grant having been contingent on his attending at least 75% of the meetings of the Board and of the Board committees on which he serves. The purchase price of the shares of New Common Stock covered by the options granted under the Director Plan is the fair market value of the shares as of the date of grant. The options vest, or become exercisable, in equal, annual one-third increments commencing on the first anniversary of the grant date. Any exercisable portion of an option that is not exercised will be carried forward through the term of the grant. Notwithstanding the foregoing, in the event of a “change in control” of the Company, as such term is defined in the Director Plan, all then outstanding options will immediately become exercisable.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to each person who is known by the management of the Company to be the beneficial owner of more than 5% of the New Common Stock:

	Amount and Nature of
Name and Address of Beneficial Owner	Beneficial Ownership		Percent of Class

Prudential Financial, Inc.	2,066,002	(1)	37.5
751 Broad Street Newark, New Jersey 07102-3777
Wachovia Bank, National Association	868,466	(2)	15.8
301 S. College Street Charlotte, NC 28288
Carl Marks Management Company, L.P.	575,613	(3)	10.4
135 East 57th Street New York, NY 10022
Bank One, NA	516,682	(4)	9.4
1717 Main Street, 4th Floor Dallas, TX 75201
PW Willow Fund LLC	416,501	(5)	7.5
c/o Bond Street Capital 700 Palisade Avenue Englewood Cliffs, New Jersey 07632
GE Capital CFE, Inc.	406,736	(6)	7.4
201 High Ridge Road Stamford, CT 06927

(1) Based upon information, as of December 4, 2003, furnished to the Company by the beneficial owner.

(2) Based upon information as of December 5, 2003, furnished to the Company by the beneficial owner.

(3) Based upon a Schedule 13G jointly filed in December, 2002 by Carl Marks Strategic Investments, L.P. (“CMSI”), Carl Marks Management Company, L.P. , the sole general partner of CMSI (“CMMC”), and the three individual general partners of CMMC- Andrew M. Boas, Robert C. Ruocco and James F. Wilson (and information furnished to the Company on behalf of CMMC on November 24, 2003), and reflecting share ownership of the same shares of New Common Stock. CMMC has sole voting and investment power over all of the shares shown above, CMSI has sole voting and investment power over 518,052 shares shown above, and each of the three individual general partners of CMMC has shared voting and investment power over all of the shares shown above.

(4) Based upon information furnished to the Company by the beneficial owner on November 14, 2003.

(5) Based upon information, as of September 28, 2003, furnished to the Company by the beneficial owner.

(6) Based upon information, as of December 4, 2003, furnished to the Company by the beneficial owner.

Security Ownership of Management

The following table sets forth certain information, as of December 14, 2003, with respect to New Common Stock beneficially owned by each director of the Company, each of the Named Executive Officers and all directors and executive officers as a group:

	Amount and Nature of
Name of Beneficial Owner	Beneficial Ownership	Percent of Class

Directors (1)
David G. Elkins	2,000	*
John A. Emrich	4,277	*
Kevin M. McShea	2,000	*
Michael T. Monahan	2,000	*
Charles M. Price	2,000	*
Todd A. Robinson	2,000	*
Ronald M. Ruzic	2,000	*

Non-Director Executive Officers
David H. Taylor	0	*
Robert W. Nolan	357	*
Alan R. Mackinnon	14	*
Richard E. Novak	2	*
All directors and executive officers as a group (consisting of 13 persons)	16,719	*

*  Less than one percent

(1) The shares beneficially owned by all directors, other than Mr. Emrich, represent shares of New Common Stock subject to options granted under the Director Plan.

Equity Compensation Plan Information

The following table sets forth certain information, as of September 28, 2003 (the last day of the Company’s 2003 fiscal year), regarding the Employee Plan and Director Plan, the Company’s two compensation plans under which the New Common Stock are authorized for issuance (1).

Plan category	Number of	Weighted-	Number of securities
	securities to be	average	remaining available for
	issued upon	exercise	future issuance under
	exercise of	price of	equity compensation
	outstanding	outstanding	plans (excluding
	options,	options,	securities reflected in
	warrants	warrants and	column (a))
	and rights	rights
	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	147,000	4.00	463,000

Total	147,000	—	463,000

(1) The principal terms of each of the Employee Plan and Director Plan are described in Note 18 to the Consolidated Financial Statements.

Item 13.    Certain Relationships and Related Transactions

During the 2003 fiscal year, the Company paid $231,356 in consulting fees to Horizon Management, Inc., of which Charles M. Price, a director of the Company, is the President, Chief Executive Officer and controlling stockholder.

In connection with the implementation of the Plan, the Company entered into several transactions with the institutions which are listed in the table in “Security Ownership of Certain Beneficial Owners” above. Pursuant to the Plan, each such institution or its affiliate acquired shares of New Common Stock, Notes (as described in note 12 to the Consolidated Financial Statements included elsewhere in this Report), Altamira Trust Notes and Discontinued Operations Trust Notes (as described in note 1 to the Consolidated Financial Statements), and distributions of cash (as described in note 3 to the Consolidated Financial Statements). In addition, Guilford’s Revolving Credit Facility (described in note 12 to the Consolidated Financial Statements) is provided by certain of the institutions listed in “Security Ownership of Certain Beneficial Owners” (or affiliates of such institutions) as follows: Wachovia Bank, National Association; Bank One, NA; General Electric Capital Corporation (an affiliate of GE Capital CFE, Inc.); and The Prudential Insurance Company of America (an affiliate of Prudential Financial, Inc.).

Item 14.    Principal Accounting Fees and Services

Not applicable to the report.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    Documents filed as a part of this report:

1.	Financial Statements

See Item 8 of Part II

2.	Financial Statement Schedules

See Item 8 of Part II

3.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

(2) (a)	Amended Joint Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code, dated August 15, 2002, as filed with the U.S. Bankruptcy Court for the Southern District of New York (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2002 (the “10/4/02 8-K”)).

(2) (b)	Amended Disclosure Statement to Amended Joint Plan of Reorganization dated August 15, 2002 (incorporated by reference to Exhibit 2.2 to the 10/4/02 8-K).

(2) (c)	Bankruptcy Court Order, dated September 20, 2002, confirming the Amended Joint Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code (incorporated by reference to Exhibit 2.3 to the 10/4/02 8-K).

(3) (a)	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s 10/4/02 8-K).

(3) (b)	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s 10/4//02 8-K).

(4) (a)	Note Agreement, dated October 1, 2002, entered into by and between the Company and each of the purchasers named in the purchasers’ schedule thereto (the “Note Agreement”) (incorporated by reference to Exhibit (4)(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002 (the “2002 Annual Report”)).

(4) (b)	Amendment No. 1 to Note Agreement, dated December 17, 2003.

(4) (c)	Registration Rights Agreement, dated October 1, 2002, by and among the Company and the Investors named therein (incorporated by reference to Exhibit (4)(b) to the 2002 Annual Report).

(10) (a)*	Guilford Mills, Inc. Non-Qualified Profit Sharing Plan for Certain of its Executive Officers and Key Employees, effective July 1, 1989 (incorporated by reference to Exhibit (10) (a) (7) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 1990 (the “1990 Annual Report”)).

(10) (b)*	First Amendment, dated September 1, 1993, to the Guilford Mills, Inc. Non-Qualified Profit-Sharing Plan (incorporated by reference to Exhibit (10)(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 1997 (the “1997 Annual Report”)).

(10)(c)*	Second Amendment, dated November 1, 1996, to the Guilford Mills, Inc. Non-Qualified Profit-Sharing Plan (incorporated by reference to Exhibit (10)(c) to the 1997 Annual Report).

(10) (d)*	Guilford Mills, Inc. Excess Benefit Plan (incorporated by reference to Exhibit (10) (a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 1996).

(10) (e)*	First Amendment to the Guilford Mills, Inc. Excess Benefit Plan (incorporated by reference to Exhibit (10) (w) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (the “2001 Annual Report”)).

(10) (f)*	Guilford Mills, Inc. Amended and Restated Trust for Non-Qualified Plans, dated as of February 16, 2001 (incorporated by reference to Exhibit (10) (x) to the 2001 Annual Report).

(10) (g)*	Guilford Mills, Inc. Executive Deferred Compensation Plan, dated as of February 12, 2001 (incorporated by reference to Exhibit (10) (y) to the 2001 Annual Report).

(10) (h)*	Guilford Mills, Inc. Senior Managers’ Life Insurance Plan and related Plan Agreement (incorporated by reference to Exhibit (10) (r) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 1992 (“1992 Annual Report”)).

(10) (i)*	Guilford Mills, Inc. Senior Managers’ Pre-Retirement Life Insurance Agreement (incorporated by reference to Exhibit (10) (s) to the 1992 Annual Report).

(10) (j)*	Guilford Mills, Inc. Senior Managers’ Supplemental Retirement Plan and related Plan Agreement (incorporated by reference to Exhibit (10) (t) to the 1992 Annual Report).

(10) (k)*	Salary Continuation Agreement, dated November 12, 2002, by and between the Company and John A. Emrich (incorporated by reference to Exhibit (10)(l) of the 2002 Annual Report).

(10) (l)*	Salary Continuation Agreement, dated November 12, 2002, by and between the Company and Richard E. Novak (incorporated by reference to Exhibit (10) (m) of the 2002 Annual Report).

(10) (m)*	Salary Continuation Agreement, dated November 12, 2002, by and between the Company and Robert W. Nolan.

(10) (n)*	Salary Continuation Agreement, dated November 12, 2002, by and between the Company and Alan R. Mackinnon.

(10) (o)*	Salary Continuation Agreement, dated January 31, 2003, between the Company and David H. Taylor (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2002 (the “12/29/02 10-Q”)).

(10) (p)*	Management Compensation Trust Agreement between the Company and North Carolina Trust Company dated July 1, 1991 (incorporated by reference to Exhibit (10) (y) to the 1992 Annual Report).

(10)(q)*	Amendment to the Management Compensation Trust Agreement between the Company and North Carolina Trust Company dated April 1, 1992 (incorporated by reference to Exhibit (10) (z) to the 1992 Annual Report).

(10) (r)*	Guilford Mills, Inc. Stock Option Plan for Nonemployee Directors (incorporated by reference to Exhibit (10)(b) to the 12/29/02 10-Q).

(10) (s)*	Form of Stock Option Contract pursuant to the Guilford Mills, Inc. Stock Option Plan for Nonemployee Directors (incorporated by reference to Exhibit (10) (a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2003).

(10) (t)*	Guilford Mills, Inc. 2003 Stock Option Plan.

(10) (u)*	Form of Stock Option Contract pursuant to the Guilford Mills, Inc. 2003 Stock Option Plan.

(10) (v)*	Summary of Key Manager Short-Term Incentive Plan.

(10)(w)*	Form of Indemnification Agreement for Directors and Certain Employees (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003).

(10) (x)	Exclusive Supply Agreement, dated December 17, 2003, by and among the Company, Guilford Mexico, S.A. de C.V., Textiles Zana, S.A. de C.V., American Textil Acquisition, LLC and American Textil, S.A. de C.V.

(10) (y)	Steam Purchase Contract, dated November 30, 1984, by and between the Company and Cogentrix Eastern Carolina, LLC. (successor to Cogentrix Leasing Corporation) (incorporated by reference to Exhibit (10)(v) to the 2002 Annual Report).

(10) (z)	First Amendment to Steam Purchase Agreement, dated August 1, 1991, by and between the Company and Cogentrix Eastern Carolina, LLC (incorporated by reference to Exhibit (10)(w) to the 2002 Annual Report).

(10)(a)(a)	Altamira Trust Agreement and Declaration of Trust, dated October 1, 2002, by and between the Company and Wilmington Trust Company (incorporated by reference to Exhibit (10)(x) to the 2002 Annual Report).

(10) (b)(b)	Credit, Security, Guaranty and Pledge Agreement, dated October 1, 2002, among the Company, the Guarantors and Lenders referred to therein, and Wachovia Bank, National Association, as Administrative Agent, Collateral Agent and Issuing Bank (the “Credit Agreement”) (incorporated by reference to Exhibit (10)(y) to the 2002 Annual Report).

(10) (c)(c)	Amendment No. 1 to Credit Agreement, dated December 17, 2003.

(10) (d)(d)	Amended and Restated Factoring Agreement, dated October 1, 2002, by and between the Company and The CIT Group/Commercial Services, Inc. (incorporated by reference to Exhibit (10)(z) to the 2002 Annual Report).

(21)	Subsidiaries of the Registrant.

(23) (a)	Consent of Independent Public Accountants.

(23) (b)	Notice regarding consent of Arthur Andersen LLP.

(31) (a)	Certification of Chief Executive Officer required by Rule 13a-14(a).

(31) (b)	Certification of Chief Financial Officer required by Rule 13a-14(a).

(32) (a)	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

(32) (b)	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

*   Items denoted with an asterisk represent management contracts or compensatory plans or arrangements.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUILFORD MILLS, INC.

	By:	/s/ David H. Taylor

David H. Taylor
Chief Financial Officer

Dated: December 22, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael T. Monahan Michael T. Monahan	Chairman of the Board of Directors	December 22, 2003

/s/ John A. Emrich John A. Emrich	Director; President and Chief Executive Officer (Principal Executive Officer)	December 22, 2003

/s/ David H. Taylor David H. Taylor	Chief Financial Officer (Principal Financial and Accounting Officer)	December 22, 2003

/s/ David G. Elkins David G. Elkins	Director	December 22, 2003

/s/ Kevin M. McShea Kevin M. McShea	Director	December 22, 2003

/s/ Charles M. Price Charles M. Price	Director	December 22, 2003

/s/ Todd A. Robinson Todd A. Robinson	Director	December 22, 2003

/s/ Ronald M. Ruzic Ronald M. Ruzic	Director	December 22, 2003

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

(2) (a)	Amended Joint Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code, dated August 15, 2002, as filed with the U.S. Bankruptcy Court for the Southern District of New York (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2002 (the “10/4/02 8-K”)).

(2) (b)	Amended Disclosure Statement to Amended Joint Plan of Reorganization dated August 15, 2002 (incorporated by reference to Exhibit 2.2 to the 10/4/02 8-K).

(2) (c)	Bankruptcy Court Order, dated September 20, 2002, confirming the Amended Joint Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code (incorporated by reference to Exhibit 2.3 to the 10/4/02 8-K).

(3) (a)	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s 10/4/02 8-K).

(3) (b)	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s 10/4//02 8-K).

(4) (a)	Note Agreement, dated October 1, 2002, entered into by and between the Company and each of the purchasers named in the purchasers’ schedule thereto (the “Note Agreement”) (incorporated by reference to Exhibit (4)(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002 (the “2002 Annual Report”)).

(4) (b)	Amendment No. 1 to Note Agreement, dated December 17, 2003.

(4) (c)	Registration Rights Agreement, dated October 1, 2002, by and among the Company and the Investors named therein (incorporated by reference to Exhibit (4)(b) to the 2002 Annual Report).

(10) (a)*	Guilford Mills, Inc. Non-Qualified Profit Sharing Plan for Certain of its Executive Officers and Key Employees, effective July 1, 1989 (incorporated by reference to Exhibit (10) (a) (7) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 1990 (the “1990 Annual Report”)).

(10) (b)*	First Amendment, dated September 1, 1993, to the Guilford Mills, Inc. Non-Qualified Profit-Sharing Plan (incorporated by reference to Exhibit (10)(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 1997 (the “1997 Annual Report”)).

(10)(c)*	Second Amendment, dated November 1, 1996, to the Guilford Mills, Inc. Non-Qualified Profit-Sharing Plan (incorporated by reference to Exhibit (10)(c) to the 1997 Annual Report).

(10) (d)*	Guilford Mills, Inc. Excess Benefit Plan (incorporated by reference to Exhibit (10) (a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 1996).

(10) (e)*	First Amendment to the Guilford Mills, Inc. Excess Benefit Plan (incorporated by reference to Exhibit (10) (w) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (the “2001 Annual Report”)).

(10) (f)*	Guilford Mills, Inc. Amended and Restated Trust for Non-Qualified Plans, dated as of February 16, 2001 (incorporated by reference to Exhibit (10) (x) to the 2001 Annual Report).

(10) (g)*	Guilford Mills, Inc. Executive Deferred Compensation Plan, dated as of February 12, 2001 (incorporated by reference to Exhibit (10) (y) to the 2001 Annual Report).

(10) (h)*	Guilford Mills, Inc. Senior Managers’ Life Insurance Plan and related Plan Agreement (incorporated by reference to Exhibit (10) (r) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 1992 (“1992 Annual Report”)).

(10) (i)*	Guilford Mills, Inc. Senior Managers’ Pre-Retirement Life Insurance Agreement (incorporated by reference to Exhibit (10) (s) to the 1992 Annual Report).

(10) (j)*	Guilford Mills, Inc. Senior Managers’ Supplemental Retirement Plan and related Plan Agreement (incorporated by reference to Exhibit (10) (t) to the 1992 Annual Report).

(10) (k)*	Salary Continuation Agreement, dated November 12, 2002, by and between the Company and John A. Emrich (incorporated by reference to Exhibit (10)(l) of the 2002 Annual Report).

(10) (l)*	Salary Continuation Agreement, dated November 12, 2002, by and between the Company and Richard E. Novak (incorporated by reference to Exhibit (10) (m) of the 2002 Annual Report).

(10) (m)*	Salary Continuation Agreement, dated November 12, 2002, by and between the Company and Robert W. Nolan.

(10) (n)*	Salary Continuation Agreement, dated November 12, 2002, by and between the Company and Alan R. Mackinnon.

(10) (o)*	Salary Continuation Agreement, dated January 31, 2003, between the Company and David H. Taylor (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2002 (the “12/29/02 10-Q”)).

(10) (p)*	Management Compensation Trust Agreement between the Company and North Carolina Trust Company dated July 1, 1991 (incorporated by reference to Exhibit (10) (y) to the 1992 Annual Report).

(10)(q)*	Amendment to the Management Compensation Trust Agreement between the Company and North Carolina Trust Company dated April 1, 1992 (incorporated by reference to Exhibit (10) (z) to the 1992 Annual Report).

(10) (r)*	Guilford Mills, Inc. Stock Option Plan for Nonemployee Directors (incorporated by reference to Exhibit (10)(b) to the 12/29/02 10-Q).

(10) (s)*	Form of Stock Option Contract pursuant to the Guilford Mills, Inc. Stock Option Plan for Nonemployee Directors (incorporated by reference to Exhibit (10) (a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2003).

(10) (t)*	Guilford Mills, Inc. 2003 Stock Option Plan.

(10) (u)*	Form of Stock Option Contract pursuant to the Guilford Mills, Inc. 2003 Stock Option Plan.

(10) (v)*	Summary of Key Manager Short-Term Incentive Plan.

(10)(w)*	Form of Indemnification Agreement for Directors and Certain Employees (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003).

(10) (x)	Exclusive Supply Agreement, dated December 17, 2003, by and among the Company, Guilford Mexico, S.A. de C.V., Textiles Zana, S.A. de C.V., American Textil Acquisition, LLC and American Textil, S.A. de C.V.

(10) (y)	Steam Purchase Contract, dated November 30, 1984, by and between the Company and Cogentrix Eastern Carolina, LLC. (successor to Cogentrix Leasing Corporation) (incorporated by reference to Exhibit (10)(v) to the 2002 Annual Report).

(10) (z)	First Amendment to Steam Purchase Agreement, dated August 1, 1991, by and between the Company and Cogentrix Eastern Carolina, LLC (incorporated by reference to Exhibit (10)(w) to the 2002 Annual Report).

(10)(a)(a)	Altamira Trust Agreement and Declaration of Trust, dated October 1, 2002, by and between the Company and Wilmington Trust Company (incorporated by reference to Exhibit (10)(x) to the 2002 Annual Report).

(10) (b)(b)	Credit, Security, Guaranty and Pledge Agreement, dated October 1, 2002, among the Company, the Guarantors and Lenders referred to therein, and Wachovia Bank, National Association, as Administrative Agent, Collateral Agent and Issuing Bank (the “Credit Agreement”) (incorporated by reference to Exhibit (10)(y) to the 2002 Annual Report).

(10) (c)(c)	Amendment No. 1 to Credit Agreement, dated December 17, 2003.

(10) (d)(d)	Amended and Restated Factoring Agreement, dated October 1, 2002, by and between the Company and The CIT Group/Commercial Services, Inc. (incorporated by reference to Exhibit (10)(z) to the 2002 Annual Report).

(21)	Subsidiaries of the Registrant.

(23) (a)	Consent of Independent Public Accountants.

(23) (b)	Notice regarding consent of Arthur Andersen LLP.

(31) (a)	Certification of Chief Executive Officer required by Rule 13a-14(a).

(31) (b)	Certification of Chief Financial Officer required by Rule 13a-14(a).

(32) (a)	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

(32) (b)	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

*Items denoted with an asterisk represent management contracts or compensatory plans or arrangements.