Form 10-Q
period 2003-12-28
GUILFORD MILLS INC
filed 2004-02-11
CIK 44471

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-50025

GUILFORD MILLS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-1995928

(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	number)

6001 West Market Street, Greensboro, N.C. 27409

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code - (336) 316-4000

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes (X)  No (  )

Number of shares of the Registrant’s common stock, par value $.01 per share, outstanding as of February 6, 2004: 5,501,053

GUILFORD MILLS, INC.
Form 10-Q
December 28, 2003

INDEX

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets, September 28, 2003 and December 28, 2003	3
	Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended December 29, 2002 and December 28, 2003	4
	Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended December 29, 2002 and December 28, 2003	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 6.	Exhibits and Reports on Form 8-K	24

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Guilford Mills, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

September 28, 2003 and December 28, 2003
(In thousands)

	September 28,	December 28,
	2003	2003

		(unaudited)
Assets
Cash and cash equivalents	$39,151	$38,097
Receivables, net	59,083	62,192
Inventories	51,353	52,554
Assets held for sale	18,620	—
Other current assets	5,473	5,761

Total current assets	173,680	158,604
Property, net	98,203	97,838
Altamira trust assets	20,800	17,800
Other assets	11,005	11,143

Total assets	$303,688	$285,385

Liabilities
Short-term borrowings	$—	$448
Current maturities of long-term debt	319	259
Accounts payable	21,190	16,058
Liabilities held for sale	18,620	—
Other current liabilities	18,568	17,249

Total current liabilities	58,697	34,014

Long-term debt	135,000	135,000
Altamira trust notes	20,800	17,800
Other liabilities	39,576	40,070

Total long-term liabilities	195,376	192,870

Commitments and Contingencies (Note 14)
Stockholders’ Investment
Common stock, including capital in excess of par	56,381	58,557
Accumulated deficit	(8,606)	(4,114)
Unamortized stock compensation	(430)	(378)
Accumulated other comprehensive income	2,270	4,436

Total stockholders’ investment	49,615	58,501

Total liabilities and stockholders’ investment	$303,688	$285,385

See accompanying notes to condensed consolidated financial statements.

Guilford Mills, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Thirteen Weeks Ended December 29, 2002 and December 28, 2003
(In thousands except per share data)
(Unaudited)

	December 29,	December 28,
	2002	2003

Net Sales	$111,241	$114,163
Cost of Goods Sold	95,281	93,967

Gross Profit	15,960	20,196
Selling and Administrative Expenses	11,843	10,036
Restructuring Charges	—	(110)
Reorganization Costs	276	—

Operating Income	3,841	10,270
Interest Expense	3,727	3,828
Other (Income), Net	(38)	(363)

Income Before Income Taxes	152	6,805
Income Taxes	51	2,313

Net Income	$101	$4,492

Net Income Per Share:
Basic	$0.02	$0.82
Diluted	0.02	0.80

See accompanying notes to condensed consolidated financial statements.

Guilford Mills, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Thirteen Weeks Ended December 29, 2002 and December 28, 2003
(In thousands)
(Unaudited)

	December 29,	December 28,
	2002	2003

Cash Flows From Operating Activities:
Net income	$101	$4,492
Depreciation and amortization	3,661	3,821
Other adjustments to net income, net	74	2,120
Net changes in operating assets and liabilities	(11,116)	(10,206)

Net cash (used in) provided by operating activities	(7,280)	227

Cash Flows From Investing Activities:
Additions to property	(1,494)	(1,722)
Proceeds from sale of property and disposition of other assets	17,891	137

Net cash provided by (used in) investing activities	16,397	(1,585)

Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(6,702)	370
Payments of long-term debt	(1,943)	(250)
Proceeds from issuance of long-term debt, net of deferred financing costs	6,176	125

Net cash (used in) provided by financing activities	(2,469)	245

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(64)	59

Net Increase (Decrease) In Cash and Cash Equivalents	6,584	(1,054)
Beginning Cash and Cash Equivalents	25,074	39,151

Ending Cash and Cash Equivalents	$31,658	$38,097

See accompanying notes to condensed consolidated financial statements.

GUILFORD MILLS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2003
(Unaudited)

1.     The Company

Historically, Guilford Mills, Inc. (“Guilford” or the “Company”) operated as a diversified textile manufacturer and participated in a broad range of markets and segments. During 2001 and 2002, the Company restructured and reorganized its operations, exiting many markets and concentrating its resources and energies in areas which it believes are stable and provide opportunities for profitable growth. As a result, Guilford is now primarily a supplier of automotive textile products. The Company has manufacturing facilities in the U.S. and U.K. and primarily serves customers in the U.S., Mexico, U.K. and Western Europe. The Company currently participates in the following segments: Automotive, Industrial and Apparel.

2.     Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Condensed Consolidated Balance Sheet as of September 28, 2003 has been taken from the audited financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K for the year ended September 28, 2003.

The condensed consolidated financial statements included herein reflect all adjustments (none of which is other than normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the information included. For comparative purposes, certain amounts for fiscal 2003 have been reclassified to conform to the fiscal 2004 presentation.

Results for any portion of a year are not necessarily indicative of the results to be expected for a full fiscal year due to the seasonal aspects of the automotive industry and other matters.

3.     Fiscal Period End

The Company’s fiscal year ends on the Sunday nearest to September 30. The Company’s first quarter in fiscal 2004 and fiscal 2003 ended on December 28, 2003 and December 29, 2002, respectively. Each quarter includes the results of operations for 13 weeks.

4.     Bankruptcy Reorganization and Fresh-Start Reporting

Bankruptcy Reorganization - On March 5, 2002, the Company reached an agreement in principle with its senior lenders on a restructuring of the Company’s approximately $274,000,000 senior indebtedness. To conclude the restructuring as quickly as possible, the Company and its domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) on March 13, 2002 (the “Filing Date”). The Chapter 11 cases were jointly administered under case no. 02-40667 (BRL) and, pursuant to the Bankruptcy Court’s approval of the Plan as defined below, were substantively consolidated for the purpose of consummating the Plan. During the period from the Filing Date until October 4, 2002 (the “Effective Date”), the Debtors operated their businesses as debtors-in-possession under Chapter 11 of the Bankruptcy Code. The Company’s non-U.S. subsidiaries did not file voluntary petitions and were, therefore, not Debtors.

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

On or about the Effective Date, the following transactions or events occurred:

1.	The Company’s senior secured debt of approximately $274,000,000 was discharged, and was replaced with new senior secured notes, due October 4, 2005, totaling $135,000,000.

2.	All of the Company’s old common stock was cancelled and replaced with 5,501,053 shares of new common stock. Of these new shares, approximately 90% (4,950,000 shares) were issued to the Company’s senior lenders as partial consideration for the debt reduction described above. The remaining shares were issued to the holders of the Company’s old common stock in a ratio of one new share for every 34.776338 old shares, subject to rounding.

3.	The Company transferred approximately $70,000,000 in cash and property to trusts and its senior lenders, as partial consideration for the debt reduction described above.

4.	The Company’s $30,000,000 Debtor-In-Possession Credit Agreement, dated as of March 13, 2002, with Wachovia Bank was cancelled and the Company entered into a $25,000,000 revolving credit facility.

5.	The Company began paying in cash approximately $15,600,000 in pre-petition liabilities to its vendors, payment of which had been stayed during the bankruptcy proceedings.

6.	The new members of the board of directors began serving as directors.

Fresh Start Reporting - Upon emergence from Chapter 11, the Company adopted the provisions of Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“Fresh Start Reporting” or “SOP 90-7”) as promulgated by the AICPA. Accordingly, all assets and liabilities were restated to reflect their reorganization value, which approximated their fair value at the Effective Date. The Company recorded the effects of the Plan and Fresh Start Reporting as of September 29, 2002.

In adopting the requirements of Fresh Start Reporting as of September 29, 2002, the Company was required to value its assets and liabilities at fair value as of September 29, 2002. The reorganization value of the Company’s new common equity of $55,000,000 was determined based on an independent valuation by financial specialists after consideration of several factors and by using various valuation methods including appraisals, cash flow multiples, price/earnings ratios and other relevant industry information. The reorganization value of the Company was allocated to various asset categories pursuant to Fresh Start Reporting principles.

Altamira Trust - Pursuant to the Plan, on the Effective Date, the Company transferred to a newly created trust certain assets relating to the Company’s discontinued operations located in Altamira, Mexico (the “Altamira Trust”). Such assets, which had an estimated fair market value of $22,000,000 at the time the Altamira Trust was established, include (among other items) the Company’s 50% equity interest in a joint venture which owns certain infrastructure assets in an Altamira industrial park as well as stock of the Company’s wholly-owned Mexican subsidiaries which (until the fourth quarter of the Company’s 2002 fiscal year) had operated in such park. The Altamira Trust issued notes to the secured lenders in the aggregate principal amount of $22,000,000 (the “Altamira Trust Notes”) in connection with the implementation of the Plan and in partial satisfaction of such lenders’ pre-petition claim against the Company. The Altamira Trust Notes are secured by liens on all of the Altamira Trust assets, bear interest at the annual rate of 10%, are payable on October 4, 2005, and are payable only from the Altamira Trust assets. The trustee of the Altamira Trust is required to pay all liabilities and obligations of the Altamira Trust from the Altamira Trust assets. The Company is not a guarantor of, nor otherwise responsible for, the payment of the Altamira Trust Notes or other liabilities of the Altamira Trust. The Company is, however, the sole beneficiary of the Altamira Trust and, therefore, is entitled to receive the Altamira Trust assets remaining, if any, after the payment in full of the Altamira Trust Notes and of all other liabilities and obligations of the Altamira Trust. Under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A Restatement of FASB Statement No. 125” (SFAS No. 140), the Company has recognized the assets and liabilities of the Altamira Trust in its consolidated financial statements.

During the first quarter of fiscal 2004, the Altamira Trust paid $3,000,000 in partial satisfaction of the Altamira Trust Notes. The trustee of the Altamira Trust continues to liquidate assets to satisfy the Altamira Trust Notes and other liabilities and obligations of the Altamira Trust. While the Company is sole beneficiary of the Altamira Trust, all Altamira Trust Notes and other liabilities and obligations of the Altamira Trust must be paid in full before the Company can receive any benefit. The Company has recorded no benefit as of December 28, 2003 related to the Altamira Trust as none is currently anticipated. The Company’s receipt of any net cash proceeds relating to the Company’s beneficial interest in the Altamira Trust will trigger prepayment obligations under the Company’s senior loan agreements.

5.     Stock Compensation

The Company has a stock option plan for non-employee directors, pursuant to which 60,000 shares of common stock have been authorized. The Company issued stock options to non-employee directors of the Company in December 2002, and October 2003, covering 36,000 shares and 24,000 shares, respectively. Under the terms of the plan, the purchase price of shares subject to the option granted was the fair market value at the date of grant. Options granted to non-employee directors under the plan vest or become exercisable in equal annual one-third increments commencing on the first anniversary of the grant date and such options have a 10-year term.

The Company also has a stock option plan for certain employees, pursuant to which 550,000 shares of common stock have been authorized. In June 2003, the Company issued stock options covering 111,000 shares to certain employees of the Company. The purchase price of shares subject to the employee options granted was $4.00, while the fair market value of the stock at the date of grant was $8.60. Options granted to employees under the plan vest or become exercisable in equal annual one-third increments commencing on the first anniversary of the grant date and such options have a 10-year term. The Company is accordingly recognizing compensation expense over the vesting period of the grant for the difference in the exercise price and fair market price of the stock at the date of grant. Compensation expense associated with the stock option plans for the first quarter of fiscal 2004 was approximately $52,000.

The Company measured compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees”.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation expense for the thirteen weeks ended December 29, 2002 and December 28, 2003 (dollars in thousands except per share data):

	December 29,	December 28,
	2002	2003

Net income, as reported	$101	$4,492
Deduct: Total stock-based compensation expense Determined under fair value based method, net of tax effects	3	15

Pro forma net income	$98	$4,477

Net income per share:
Basic – as reported	$0.02	$0.82
Diluted – as reported	0.02	0.80
Basic – pro forma	0.02	0.81
Diluted – pro forma	0.02	0.80

6.     Per Share Information

Basic net income per share information has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods presented. The weighted average shares used in computing basic net income per share for the thirteen weeks ended December 29, 2002 and December 28, 2003 were 5,501,000.

Diluted net income per share information also considers the dilutive effect of stock options. The weighted average shares used in computing diluted net income per share for the thirteen weeks ended December 29, 2002 and December 28, 2003 were 5,501,000 and 5,599,000, respectively. During the period ended December 29, 2002, there were 36,000 antidilutive options outstanding. For the period ended December 28, 2003, there were no antidilutive options outstanding. During the periods ended December 29, 2002 and December 28, 2003, outstanding stock options were 36,000 and 171,000, respectively.

7.     Receivables

Receivables at September 28, 2003 and December 28, 2003 consisted of the following (dollars in thousands):

	September 28, 2003	December 28, 2003

Trade accounts receivable	$61,859	$65,570
Insurance receivables	167	167
Other	50	53

	62,076	65,790
Less – Allowances	2,993	3,598

Receivables, net	$59,083	$62,192

8.     Inventories

Inventories at September 28, 2003 and December 28, 2003 consisted of the following (dollars in thousands):

	September 28,	December 28,
	2003	2003

Finished goods	$19,795	$21,360
Raw materials and work in process	26,505	26,073
Manufacturing supplies	5,053	5,121

Total inventories	$51,353	$52,554

9.     Comprehensive Income

For the thirteen weeks ended December 29, 2002 and December 28, 2003, total comprehensive income was as follows (dollars in thousands):

	December 29,	December 28,
	2002	2003

Net income	$101	$4,492
Foreign currency translation gain	546	2,293
Forward foreign currency exchange contracts	—	(127)

Comprehensive income	$647	$6,658

10.     Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, accounts payable, short-term borrowings and foreign currency exchange contracts. Because of their short maturity, the carrying amount of cash, receivables and accounts payable approximates fair value. Fair value of short-term borrowings is estimated based on current rates offered for similar debt.

Forward foreign currency exchange contracts - On September 28, 2003, the Company held foreign currency forward contracts with a fair value of $45,900,000 and a notional value of $45,400,000 that expire in less than one year. On December 28, 2003, the Company held foreign currency forward contracts with a fair value of $48,800,000 and a notional value of $48,500,000 that expire in less than one year.

Related party debt - Pursuant to the Plan, the Company issued to the secured lenders on the Effective Date term notes in the aggregate principal amount of $135,000,000 (the “Notes”) in partial satisfaction of the lenders’ pre-petition claim against the Company. Also, in connection with the Plan, the Company issued to such lenders, or their affiliates, shares of the Company’s common stock. As of December 28, 2003, the Company’s related party debt, i.e., the principal amount of Notes held by the lenders who received shares of common stock under the Plan, was approximately $109,600,000.

11.     Derivative Financial Instruments

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

The Company’s use of derivatives relates to its use of currency forward contracts to hedge balance sheet and income statement currency exposures. These foreign currency forward contracts qualify and have been designated as cash flow hedges under the guidelines of SFAS No. 133. The changes in fair value of the derivatives are recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of the derivative’s change in fair value is immediately recognized in earnings. The fair value of the Company’s foreign currency forward contracts outstanding at December 28, 2003 was $48,800,000 with a notional value of $48,500,000. The deferred gain of $300,000 is included in other current assets.

12.     Segment Information

For fiscal 2004 and 2003, the Company has identified three reportable segments based on market sectors: Automotive, Industrial and Apparel.

Fabrics produced in the Automotive segment are sold to suppliers of original equipment manufacturers (“OEMs”). These fabrics are then used in the production of seats and headliners and other interior components of passenger cars, sports utility vehicles, conversion vans and light and heavy trucks. Guilford is a major producer and supplier of bodycloth and headliner fabric in the United States and Europe and continues to be the leading headliner fabric manufacturer in both markets. Guilford also had an automotive fabric manufacturing operation in Mexico City, a business which it sold in December 2003. Guilford will continue to service Mexican automotive customers pursuant to the supply agreement entered into in connection with the sale. See Note 13 for more information regarding the sale of such business.

Fabrics produced in the Industrial segment are sold for use in window fashions and in a broad range of specialty applications, including geotextiles, medical products and water filtration systems. The Company’s fiber operation, which manufactures and supplies fibers internally and to other external textile manufacturers, is also included in this segment.

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

The tables below set forth segment data for the Company’s principal business segments for the thirteen weeks ended December 29, 2002 and December 28, 2003:

				Unallocated
(Dollars in thousands)	Automotive	Industrial	Apparel	Items	Total

Quarter ended December 29, 2002
External sales	$92,705	$11,821	$6,715	$—	$111,241
Intersegment sales	—	—	—	13,472	13,472
Reorganization costs	—	—	—	(276)	(276)
Operating profit (loss) (including restructuring costs)	5,447	415	(1,745)	(276)	3,841
Interest expense	—	—	—	3,727	3,727
Other income, net	—	—	—	(38)	(38)
Income before income taxes	—	—	—	—	152

Quarter ended December 28, 2003
External sales	$96,229	$12,131	$5,803	$—	$114,163
Intersegment sales	—	—	—	13,510	13,510
Restructuring charges	43	—	67	—	110
Operating profit (loss) (including restructuring costs)	10,138	516	(384)	—	10,270
Interest expense	—	—	—	3,828	3,828
Other income, net	—	—	—	(363)	(363)
Income before income taxes	—	—	—	—	6,805

13.     Restructuring and Impaired Asset Charges

Fiscal 2003

As of September 29, 2002, the Company had an accrued liability of $1,343,000 for severance costs as a result of restructuring its apparel segment operations. During the first quarter of fiscal 2003, charges against the accrual totaled $884,000. The table below summarizes the restructuring accrual (dollars in thousands):

	September 29,	Amounts	December 29,
	2002 balance	utilized	2002 balance

Severance and related employee benefit costs	$1,343	$884	$459

Fiscal 2004

Until the first quarter of the 2004 fiscal year, the Company maintained Automotive and Apparel segment operations in Mexico City, Mexico through certain majority owned Mexican subsidiaries (such companies collectively, the “American Textil Group”). In December 2003, the Company sold all of its capital stock in the American Textil Group to a company (“AT Acquisition”) controlled by the general manager of the American Textil Group (the “General Manager”) and by a person who had been a minority stockholder of a certain American Textil Group company (the “Minority Stockholder”) (the General Manager and the Minority Stockholder collectively referred to as the “Principals”). The terms of such transaction were determined through extensive arm’s length negotiations among the parties. The consideration for the sale of the American Textil Group capital stock consisted of the execution and delivery of certain agreements among the parties, including supply and non-competition agreements as described below, and the release by the Principals of certain claims each had against the Company, including a release (i) by the Minority Stockholder of a claim against the Company arising from his fiscal 2003 exercise of a put right relating to his previously held minority interest in a predecessor to one of the American Textil Group companies and (ii) by the General Manager of claims to certain benefits under Company sponsored employee benefit plans. As part of the American Textil Group sale, the Company purchased from an American Textil Group company certain Automotive segment accounts receivable, with full recourse against the American Textil Group, and certain Automotive segment inventory. Simultaneously with the closing of the sale of the American Textil Group, the Company entered into a supply agreement with the American Textil Group, pursuant to which (i) the Company will become the vendor of record for virtually all Mexican Automotive segment programs which the American Textil Group had supplied prior to the sale of the American Textil Group and (ii) an American Textil Group company will supply the Company or one of its subsidiaries with certain fabrics to service such programs. Also, in connection with the closing of the sale of the American Textil Group, the parties entered into a non-competition agreement pursuant to which the American Textil Group, AT Acquisition and the Principals, on the one hand, and the Company, on the other hand, agreed to refrain from competing with one another in certain Apparel markets for a period of up to two years; the non-competition agreement also prohibits the American Textil Group, AT Acquisition and the Principals from competing with the Company in the Automotive segment anywhere in the world for at least a one-year period.

As of September 28, 2003, the Company had an accrued liability of $357,000 for severance and related employee benefit costs. During the first quarter of fiscal 2004, the Company recorded restructuring income of $110,000 for the American Textil Group which relates to the change in net assets through the date of sale.

The table below summarizes the restructuring accrual as of December 28, 2003 (dollars in thousands):

			Write-down
			of assets
	September 28,	Fiscal	to net		December 28,
	2003	2004	realizable	Amounts	2003
	balance	charges	value	utilized	balance

Non-cash write-downs of net assets	$—	$(110)	$(110)	$—	$—
Severance and related employee benefits	357	—	—	10	347

Total	$357	$(110)	$(110)	$10	$347

14. Commitments and Contingencies

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

In September 2001 the North Carolina Department of Environmental and Natural Resources (“DENR”) notified the Company that its facility in Fuquay-Varina, North Carolina had been placed on the state list of Inactive Hazardous Waste Sites. That State notice raised concerns about past waste handling practices at the facility. In response to the listing, the Company conducted certain investigations and assessments, the results of which revealed groundwater contamination on and off the Fuquay-Varina facility site (such areas of contamination, collectively the “Site”). The Company submitted a report of its preliminary investigations and assessments to DENR in November 2003 and, at DENR’s request, will be performing certain additional Site investigations. DENR has neither issued to the Company a Notice of Violation nor threatened any enforcement action against the Company with respect to the contamination at the Site. Future costs associated with Site contamination cannot be determined with any certainty until DENR completes its analysis and concludes what, if any, remediation it will require. For planning purposes, the Company obtained an estimate of the potential costs from an independent environmental consultant. The consultant’s report identified a range of possible investigation and remediation scenarios, with costs ranging from $170,000 to $1,425,000, which could be incurred, depending on the remediation plan, over a period of several years. Future costs may be higher or lower than the estimated range because investigation and remediation actions ultimately required by DENR may not be represented in the scenarios or cost estimates in the consultant’s report. The Company also is not able to estimate at this time whether any potential future costs would be recoverable from insurance or from the prior owners of the facility, which the Company acquired in 1986. The results of the preliminary investigation suggest that the contamination arose from operations predating the Company’s operations at the facility.

The Company is implementing operational and capital improvements to the wastewater treatment plant at its facility in Kenansville, North Carolina, begun under a Special Order by Consent (“SOC”) with the North Carolina Division of Water Quality (“DWQ”). The DWQ has approved an extension of the SOC through August 1, 2004. The failure of the Company to comply with the terms and conditions of the SOC, including applicable effluent limitations and certain milestones relating to the construction and operation of the wastewater treatment plant improvements, may result in the imposition of monetary penalties against the Company. While the Company expects to comply with the terms of the SOC, it also believes that if any monetary penalties were imposed against it for non-compliance with the SOC, that such penalties would not have a material adverse effect on the Company’s financial position or future results of operations.

At December 28, 2003, environmental accruals were $1,469,000 of which $1,025,000 was non-current. At September 28, 2003, environmental accruals were $1,612,000 of which $1,168,000 was non-current. The non-current environmental accrual amounts were included in other long-term liabilities in the accompanying balance sheet.

In the ordinary course of its business, the Company imports into the United States a variety of products in connection with its manufacturing operations. During fiscal 2002, primarily in order to supplement its domestic production of two automotive fabric styles, the Company imported into the United States from its wholly-owned subsidiary in the United Kingdom, a limited amount of fabrics which are identical to styles that are produced in the Company’s U.S. facilities. Upon importation of this merchandise, the Company paid all applicable customs duties, taxes, and fees. After the end of the 2002 fiscal year, however, Company management became aware that these U.K. imports had not been properly marked and certified as to country of origin, as required by U.S. customs laws. The Company has disclosed this matter to the U.S. Customs Service, in accordance with applicable procedures, and paid $150,000 in additional marking duties in March 2003. This amount was reflected in the consolidated statement of operations for the fourth quarter of fiscal 2002. U.S. Customs could also seek penalties from the Company as a result of the improper markings and certifications; however, the Company believes that even if such penalties were imposed, they would not have a material impact on the Company’s financial position or future results of operations. The Company may be required to reimburse certain of its customers for the amount of customs duties that may be assessed by non-U.S. customs authorities on the merchandise. An estimated amount of reimbursements was reflected in the consolidated statement of operations for the fourth quarter of fiscal 2002, and such amount was adjusted in fiscal 2003. The Company does not believe that any such reimbursements will have a material impact on the Company’s financial position or future results of operations.

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

15.     New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that were previously accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring). A fundamental conclusion reached by the Board in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this SFAS eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement or an individual deferred-compensation contract. The Company implemented the provisions of this accounting pronouncement connected with the restructuring of its operations in fiscal 2003, as described in Note 13.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. The Statement is primarily effective for transactions occurring after June 30, 2003. The Company adopted this Statement in the fourth quarter of fiscal 2003, and such adoption did not have a material effect on the Company’s financial position or results of operations.

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. In October 2003, the FASB issued Proposed Interpretation of FIN No. 46, which would require consolidation of variable interest entities created before February 1, 2003 for financial statements issued for the first reporting period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted FIN No. 46 in its first quarter of fiscal 2004 and such adoption did not have a material effect on its financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements of the Company for the periods ended December 28, 2003 and December 29, 2002 and the related Notes to Consolidated Financial Statements herein.

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

The Plan was confirmed by the Bankruptcy Court on September 20, 2002, and on October 4, 2002, the Debtors emerged from their bankruptcy proceedings.

On or about the Effective Date, the following transactions or events occurred:

1.	The Company’s senior secured debt of approximately $274 million was discharged, and was replaced with new secured senior notes, due October 4, 2005, totaling $135 million.

2.	All of the Company’s old common stock was cancelled and replaced with 5,501,053 shares of new common stock. Of these new shares, approximately 90% (4,950,000 shares) were issued to the Company’s senior lenders as partial consideration for the debt reduction described above. The remaining shares were issued to the holders of the Company’s old common stock in a ratio of one new share for every 34.776338 old shares, subject to rounding.

3.	The Company transferred approximately $70 million in cash and property to trusts and its senior lenders, as partial consideration for the debt reduction described above.

4.	The Company’s $30 million Debtor-In-Possession Credit Agreement, dated as of March 13, 2002, with Wachovia Bank was cancelled and replaced by a $25 million revolving credit facility.

5.	The Company began paying in cash approximately $15.6 million in pre-petition liabilities to its vendors, payment of which had been stayed during the bankruptcy proceedings.

6.	The new members of the board of directors began serving as directors.

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

General

Historically, Guilford operated as a diversified textile manufacturer and participated in a broad range of markets and segments. Commencing in July 2000 the Company restructured and reorganized its operations, exiting many markets and concentrating its resources and energies in areas which it believes are stable and provide opportunities for profitable growth. As a result, Guilford is now primarily a supplier of automotive textile products. The Company has manufacturing facilities in the U.S. and U.K. and primarily serves customers in the U.S., Mexico, U.K. and Western Europe. The Company currently participates in the following segments: Automotive, Industrial and Apparel.

Fabrics produced in the Automotive segment are sold to suppliers of original equipment manufacturers (“OEMs”). These fabrics are then used in the production of seats and headliners and other interior components of passenger cars, sports utility vehicles, conversion vans and light and heavy trucks. Guilford is a major producer and supplier of bodycloth and headliner fabric in the United States and Europe and continues to be the leading headliner fabric manufacturer in both markets. Guilford also had an automotive fabric manufacturing operation in Mexico City, a business which it sold in December 2003. As noted below, Guilford will continue to service Mexican automotive customers pursuant to the supply agreement entered into in connection with the sale.

Fabrics produced in the Industrial segment are sold for use in window fashions and in a broad range of specialty applications, including geotextiles, medical products and water filtration systems. The Company’s fiber operation, which manufactures and supplies fibers internally and to other external textile manufacturers, is included in this segment.

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

Until the first quarter of the 2004 fiscal year, the Company maintained Automotive and Apparel segment operations in Mexico City, Mexico through certain majority owned Mexican subsidiaries (such companies collectively, the “American Textil Group”). In December 2003, the Company sold all of its capital stock in the American Textil Group to a company (“AT Acquisition”) controlled by the general manager of the American Textil Group (the “General Manager”) and by a person who had been a minority stockholder of a certain American Textil Group company (the “Minority Stockholder”) (the General Manager and the Minority Stockholder collectively referred to as the “Principals”). The terms of such transaction were determined through extensive arm’s length negotiations among the parties. The consideration for the sale of the American Textil Group capital stock consisted of the execution and delivery of certain agreements among the parties, including supply and non-competition agreements as described below, and the release by the Principals of certain claims each had against the Company, including a release (i) by the Minority Stockholder of a claim against the Company arising from his fiscal 2003 exercise of a put right relating to his previously held minority interest in a predecessor to one of the American Textil Group companies and (ii) by the General Manager of claims to certain benefits under Company sponsored employee benefit plans. As part of the American Textil Group sale, the Company purchased from an American Textil Group company certain Automotive segment accounts receivable, with full recourse against the American Textil Group, and certain Automotive segment inventory. Simultaneously with the closing of the sale of the American Textil Group, the Company entered into a supply agreement with the American Textil Group, pursuant to which (i) the Company or one of its subsidiaries will become the vendor of record for virtually all Mexican Automotive segment programs which the American Textil Group had supplied prior to the sale of the American Textil Group and (ii) an American Textil Group company will supply the Company or one of its subsidiaries with certain fabrics to service such programs. Also in connection with the closing of the sale of the American Textil Group, the parties entered into a non-competition agreement pursuant to which the American Textil Group, AT Acquisition and the Principals, on the one hand, and the Company, on the other hand, agreed to refrain from competing with one another in certain Apparel markets for a period of up to two years; the non-competition agreement also prohibits the American Textil Group, AT Acquisition and the Principals from competing with the Company in the Automotive segment anywhere in the world for at least a one-year period.

In October 2003, the Company announced that it retained Goldman, Sachs & Co. as its financial advisor to assist with the exploration of, among other things, a possible sale of Guilford. As of February 6, 2004, the Company has received preliminary indications of interest from several third parties, certain of whom are currently conducting due diligence reviews of the Company. There is no assurance as to whether this process will result in a sale of the Company or as to the timing of any sale.

Upon the occurrence of a change in control and certain other conditions, all as defined in the agreement evidencing the Company’s senior notes, the Company is required to make an offer to the holders of such notes to prepay the notes, with any such prepayment to include payment of a yield-maintenance amount. Based upon current interest rates, the Company estimates that such amount as of February 6, 2004 would have been approximately $18.3 million. The actual amount of any yield-maintenance payment will depend upon interest rates prevailing at the time of such payment and the period of time between such payment and October 2005, the maturity date of the notes. Generally, an increase in market interest rates and/or the passage of time will reduce the amount of the yield-maintenance payment. For example, the Company estimates that if interest rates had been 50 basis points higher as of February 6, 2004, then the amount of the yield-maintenance payment as of such date would have been approximately $17.1 million.

Results of Operations

The following table sets forth the results of operations for the thirteen weeks ended December 29, 2002 compared to December 28, 2003 (dollars in thousands):

				Percentage
	December 29,	December 28,	Increase	Increase
	2002	2003	(Decrease)	(Decrease)

Net sales	$111,241	$114,163	$2,922	2.6%
Cost of goods sold	95,281	93,967	(1,314)	(1.4)

Gross profit	15,960	20,196	4,236	26.5
Selling and administrative expenses	11,843	10,036	(1,807)	(15.3)
Restructuring charges	—	(110)	(110)	N/A
Reorganization costs	276	—	(276)	(100.0)

Operating income	3,841	10,270	6,429	167.4
Interest expense	3,727	3,828	101	2.7
Other income, net	(38)	(363)	(325)	N/A

Income before income taxes	152	6,805	6,653	N/A
Income taxes	51	2,313	2,262	N/A

Net income	$101	$4,492	$4,391	N/A

Net sales for the first quarter of fiscal 2004 were $114.2 million, an increase of $3.0 million, or 2.6% from net sales of $111.2 million for the first quarter of fiscal 2003.

Automotive segment sales, which comprised 84.3% of consolidated sales in the first quarter of fiscal 2004, increased $3.5 million, or 3.8%, to $96.2 million as compared to $92.7 million for the first quarter of fiscal 2003. The increase was primarily related to increased headliner market share in the European market associated with new business awards from BMW and Volkswagen. Sales in the Company’s U.S. automotive operations declined slightly due to lower build rates at Ford in the fiscal 2004 first quarter. Sales at the Mexico City operations declined because of lost programs and the sale of that business.

Sales in the Industrial segment, which comprised 10.6% of consolidated sales in the first quarter of fiscal 2004, increased $0.3 million, or 2.6%, to $12.1 million compared to $11.8 million for the first quarter of fiscal 2003. The improvement related primarily to increased sales of certain fabrics used in water filtration systems, partially offset by lower sales in the Company’s fibers operation.

Sales in the Apparel segment, which comprised 5.1% of consolidated sales in the first quarter of fiscal 2004, decreased $0.9 million, or 13.6%, to $5.8 million as compared to $6.7 million for the first quarter of fiscal 2003. The decrease in this segment was the result of lower sales volumes in the Mexico City operations in connection with the Company’s decision to sell the business.

Gross profit for the first quarter of fiscal 2004 increased to $20.2 million or 17.7% of net sales, from $16.0 million or 14.3% of net sales, for the first quarter of fiscal 2003. The increase was predominately the result of increased sales volume in automotive fabric in Europe and improved manufacturing efficiencies at the U.S. automotive operations. In addition, the Company’s U.K. operations benefited from a favorable settlement of $0.4 million that related to a dispute with a former supplier.

For the first quarter of fiscal 2004, selling and administrative expenses were $10.0 million or 8.8% of net sales, compared to $11.8 million or 10.6% of net sales, for the first quarter of fiscal 2003. The first quarter of fiscal 2003 included selling and administrative expenses related to the Mexico City operations of approximately $1.8 million compared to approximately $0.4 million in the first quarter of fiscal 2004. In addition, in the first quarter of fiscal 2004, the Company benefited from insurance refunds of $0.3 million.

During the first quarter of fiscal 2003, the Company incurred reorganization costs of $0.3 million, consisting primarily of professional fees related to the Company’s emergence from bankruptcy. During the first quarter of fiscal 2004, the Company recorded restructuring income of $0.1 million for the Mexico City operations which relates to the change in net assets through the date of sale.

Interest expense for the first quarter of fiscal 2004 was $3.8 million compared to $3.7 million for the first quarter of fiscal 2003.

In the first quarter of fiscal 2004, other income, net was $0.4 million of which $0.6 million related to a foreign currency transaction gain on a Pound Sterling denominated loan.

Income tax expense for the first quarter of fiscal 2004 was $2.3 million compared to $0.1 million for the first quarter of fiscal 2003. In the first quarter of fiscal 2004, the Company realized an income tax benefit of approximately $2.2 million with respect to U.S. Federal and non-U.S. net operating loss carryforwards that existed prior to the Company’s emergence from bankruptcy. In accordance with SOP 90-7, this benefit was reported as a direct addition to capital in excess of par.

For the first quarter of fiscal 2004, net income was $4.5 million, or $0.80 per diluted share, compared to net income of $0.1 million, or $0.02 per diluted share, for the first quarter of fiscal 2003.

Liquidity and Capital Requirements

The Company’s principal sources of liquidity for operations and expansion are funds generated internally and borrowings under its Revolving Credit Facility, as defined herein. In connection with the reorganization, on October 4, 2002, the Company entered into a new Credit, Security, Guaranty and Pledge Agreement, which expires October 4, 2005, with a group of lenders. The new facility provides for a revolving credit loan facility and letters of credit (the “Revolving Credit Facility”) in a maximum principal amount equal to the lesser of (a) $25 million or (b) a specified borrowing base, which is based upon eligible receivables and eligible inventory. The Revolving Credit Facility restricts investments (including investments in non-U.S. subsidiaries), capital expenditures, acquisitions, dividends and the incurrence of additional debt. The Revolving Credit Facility contains customary financial covenants relating to minimum levels of EBITDA, minimum net worth, minimum fixed charge coverage ratios and a maximum leverage ratio, all as defined therein. The Revolving Credit Facility is secured by a first lien on substantially all of the assets of the Company and its domestic subsidiaries, as well as on the stock of all of the Company’s subsidiaries (with the latter, in the case of the Company’s non-U.S. subsidiaries, being limited to 65% of the capital stock). Upon the Company’s receipt of proceeds from certain transactions, such as certain asset sales (including net cash proceeds arising from the Company’s beneficial interest in the Altamira Trust), the Company is required to prepay with such proceeds any loans then outstanding under the Revolving Credit Facility. The Company is currently in compliance with all of the restrictions and covenants of its new Revolving Credit Facility, as amended. All loans outstanding under the Revolving Credit Facility bear interest at the Base Rate as defined in the agreement, plus applicable interest margin or the LIBOR rate plus an applicable interest margin based upon the Company’s debt to EBITDA ratio. As of December 28, 2003, the Company had no outstanding borrowings and had approximately $18.8 million available for borrowing under the Revolving Credit Facility.

The Company’s U.K. operation has a separate secured uncommitted credit arrangement which is available to finance operations at that location. This agreement, which expires on December 31, 2004, generally provides for the borrowing of up to approximately $5.1 million in local currencies at variable interest rates that, for the thirteen weeks ended December 28, 2003, averaged 4.9%. As of December

28, 2003, the Company had outstanding borrowings of approximately $0.4 million under that facility. The credit facility is considered by management to be adequate.

Cash provided by operations totaled $0.2 million in the first quarter of fiscal 2004, compared to cash used by operations of $7.3 million in the first quarter of fiscal 2003. The first quarter of fiscal 2003 was negatively affected by the payments of pre-petition liabilities pursuant to the Plan.

Working capital was $124.6 million at December 28, 2003 compared to working capital of $115.0 million at September 29, 2003. The increase in working capital in the first quarter of fiscal 2004 was the result of an increase in receivables of approximately $3.1 million related to higher sales volumes at the Company’s U.K. operations and timing of domestic collections, partially offset by lower domestic sales volume. Also, in connection with the sale of the Mexico City operations and the exclusive supply agreement, the Company purchased certain Automotive segment accounts receivables and certain Automotive segment inventory of approximately $4.1 million. In addition, accounts payable decreased approximately $5.1 million which related to the timing of vendor payments. Cash and cash equivalents decreased approximately $1.1 million during the first quarter of fiscal 2004.

Cash used by investing activities totaled $1.6 million in the first quarter of fiscal 2004, compared to cash provided by investing activities of $16.4 million in fiscal 2003. Capital expenditures increased to $1.7 million in the first quarter of fiscal 2004 from $1.5 million in the first quarter of fiscal 2003. The fiscal 2003 first quarter included proceeds from the surrender of life insurance policies of $17.9 million.

Cash provided by financing activities totaled $0.2 million in the first quarter of fiscal 2004, compared to cash used in financing activities of $2.5 million in the first quarter of fiscal 2003. During fiscal 2003, the Company paid $1.9 million on long-term debt and the Mexico City operations converted approximately $6.2 million of its short-term debt to long-term.

Based upon the ability to generate working capital through its operations, cash on hand and its Revolving Credit Facility, the Company believes that it has the financial resources necessary to implement its business plan, make all necessary contributions to its defined benefit retirement plans, which contributions are expected to be approximately $4.2 million in fiscal 2004, make required interest payments of approximately $13.5 million in fiscal 2004 and fund its capital expenditures, which are primarily for process improvement, cost reduction and maintenance and are expected to be approximately $12.0 million in fiscal 2004.

Outlook

Readers should review the Safe Harbor–Forward- Looking Statements” at the end of this Item.

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

The Company’s Automotive segment in the U.S. has historically not seen significant competitive threats from foreign textile manufacturers. Auto manufacturers and their suppliers have typically desired that their sources of supply be locally situated in order to have greater confidence in the supply chain and to avoid the complexities and issues associated with importing fabrics or components from foreign countries. However, during 2003, one major auto manufacturer chose to import fabric from Asia for one of its programs previously supplied by Guilford. There is indication that this manufacturer and others are evaluating Asian sourcing in an effort to reduce costs. The Company has maintained and protected its position on other fabric programs with these auto manufacturers, although at lower initial margins, and has not lost additional programs to Asian suppliers. The impact of the actions to date has not had a material impact on the financial position or results of operations of the Company. It is currently unclear whether the significant logistical problems associated with sourcing fabric in Asia can be economically resolved by the auto manufacturers. If, however, importation of fabric or components were to become a trend among auto manufacturers, such a trend could materially adversely impact the Company’s business, and the Company would need to determine how to respond to this new competitive threat.

Because the Company’s reorganization in bankruptcy was completed relatively quickly, Guilford believes it was generally able to preserve its strong customer and supplier relationships. Guilford is a well-established, key supplier to the automotive industry with substantial market share, and expects to continue to grow and improve its profitability in the future.

In October 2003, the Company announced that it retained Goldman, Sachs & Co. as its financial advisor to assist with the exploration of, among other things, a possible sale of Guilford. As of February 6, 2004, the Company has received preliminary indications of interest from several third parties, certain of whom are currently conducting due diligence reviews of the Company. There is no assurance as to whether this process will result in a sale of the Company or as to the timing of any sale.

Upon the occurrence of a change in control and certain other conditions, all as defined in the agreement evidencing the Company’s senior notes, the Company is required to make an offer to the holders of such notes to prepay the notes, with any such prepayment to include payment of a yield-maintenance amount. Based upon current interest rates, the Company estimates that such amount as of February 6, 2004 would have been approximately $18.3 million. The actual amount of any yield-maintenance payment will depend upon interest rates prevailing at the time of such payment and the period of time between such payment and October 2005, the maturity date of the notes. Generally, an increase in market interest rates and/or the passage of time will reduce the amount of the yield-maintenance payment. For example, the Company estimates that if interest rates had been 50 basis points higher as of February 6, 2004, then the amount of the yield-maintenance payment as of such date would have been approximately $17.1 million.

Contingencies

The Company is involved in various litigation and environmental matters arising in the ordinary course of business. These are discussed in Note 14 under Part 1 - Item 1 “Condensed Consolidated Financial Statements” of this document. Although the final outcome of these legal and environmental matters cannot be determined, based on the facts presently known, it is management’s opinion that the final resolution of these matters will not have a material adverse effect on the Company’s financial position or future results of operations.

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

Foreign Currency Risk: The Company is subject to foreign currency risk primarily related to sales and expenditures and other transactions denominated in foreign currencies and investments in non-U.S. subsidiaries. The Company manages the exposure related to certain of these risks through forward foreign exchange contracts with durations generally less than 12 months. The changes in the market value of such contracts have a high correlation to the price changes in the currency of the related hedged transactions. The Company enters into forward foreign currency exchange contracts in the normal course of business to manage exposure related to anticipated sales denominated in foreign currencies and against fluctuations in the purchase price of capital equipment and other transactions having firm commitments. On December 28, 2003, the Company held foreign currency forward contracts with a fair value of $48.8 million and a notional value of $48.5 million that expire in less than one year. The Company did not hold any forward exchange contracts as of December 29, 2002.

Because certain sales by the Company’s UK operations are denominated in Euros, the Company’s main exchange rate exposure is with the Euro against the British Pound. On December 28, 2003, the Euro closed at 1.42 to the British Pound. A 10% adverse change to the exchange rates between the Euro and the British Pound would have decreased the Company’s net income for the three months ended December 28, 2003 by $0.4 million.

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (the “Evaluation”), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 28, 2003.

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

Based on their Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 28, 2003 to provide reasonable assurance that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities to allow timely decisions regarding required disclosures.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 28, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Note 14 under Part I – Item 1, “Condensed Consolidated Financial Statements” and Item 2 of Part I of this Quarterly Report under the heading titled “Contingencies” is incorporated herein by reference.

Items 2 - 5.

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number	Description

(10)	Amendment No. 2 to Credit, Security, Guaranty and Pledge Agreement, dated December 2003.

(31) (a)	Certification of Chief Executive Officer required by Rule 13a-14(a).

(31) (b)	Certification of Chief Financial Officer required by Rule 13a-14(a).

(32) (a)	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

(32) (b)	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15(d)-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

(b) Reports on Form 8-K:

The Company furnished a Form 8-K (Item 9) with the Securities and Exchange Commission on October 20, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUILFORD MILLS, INC. (Registrant)

Date: February 11, 2004

	By:	/s/ David H. Taylor

Name: David H. Taylor
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

(10)	Amendment No. 2 to Credit, Security, Guaranty and Pledge Agreement, dated December 2003

(31) (a)	Certification of Chief Executive Officer required by Rule 13a-14(a).

(31) (b)	Certification of Chief Financial Officer required by Rule 13a-14(a).

(32) (a)	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

(32) (b)	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15(d)-14(b) and 18 U.S.C. Section 1350 (furnished herewith).