Form 10-K/A
period 2003-09-28
GUILFORD MILLS INC
filed 2004-03-09
CIK 44471

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)


     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
[X]  OF THE SECURITIES EXCHANGE ACT OF 1934                  [ ]  OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended September 28, 2003                 For the transition period from _______ to _______

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

                                 Yes [ ]   No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at March 29, 2003, computed by the last reported trading price on the Over-the-Counter Bulletin Board ($4.00) of the Registrant's Common Stock on such date: $14,059,200. (Solely for the purposes of the foregoing calculation, affiliates are considered to be Directors, Officers and greater than 10% beneficial owners of the Registrant's common equity.)

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes [X]   No [ ]

Number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of December 22, 2003: 5,501,053.

                                EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (the "Form 10-K") of Guilford Mills, Inc. for the fiscal year ended September 28, 2003, is being filed for the purpose of amending Item 13 of the Form 10-K, and the complete text of Item 13, as amended, is set forth herein. In addition, in connection with the filing of this Amendment No. 1, we are including as exhibits certain currently dated certifications of our CEO and CFO and an updated consent letter from the independent public accountants. The remainder of our Form 10-K is not reproduced in this amendment, and this amendment does not reflect events occurring after the filing of the Company's original Form 10-K or, except as indicated, modify or update the original Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the 2003 fiscal year, the Company paid $231,356 in consulting fees to Horizon Management, Inc., of which Charles M. Price, a director of the Company, is the President, Chief Executive Officer and controlling stockholder. With respect to the 2003 fiscal year, the Company paid an aggregate salary and bonus of $117,469 to Martha Emrich, Director of Marketing, an employee of the Company for over ten years and who in January 2003 married John Emrich, a director and the Chief Executive Officer of the Company. In fiscal 2004, Gordon Mackinnon, the son of Alan Mackinnon (an executive officer of the Company), joined the Company as a business manager in the United Kingdom with an annual base salary of (pound)30,000, plus benefits.

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


Item 15 of Form 10-K is supplemented for certain additional exhibits required in connection with the filing of this Amendment No. 1, as follows:

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS A PART OF THIS REPORT:

      3.   Exhibits

EXHIBIT NO.          DESCRIPTION OF EXHIBIT
-----------          ----------------------


(23) (a)             Consent of Independent Public Accountants.

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



                                                GUILFORD MILLS, INC.

                                                By: /s/ David H. Taylor
                                                    ----------------------------
                                                    David H. Taylor
                                                    Chief Financial Officer

Dated: March 9, 2004

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT NO.         DESCRIPTION OF EXHIBIT
-----------         ----------------------

(23) (a)            Consent of Independent Public Accountants.

(31) (a)            Certification of Chief Executive Officer required by
                    Rule 13a-14(a).

(31) (b)            Certification of Chief Financial Officer required by
                    Rule 13a-14(a).